Form 10QSB
period 1995-11-30
DERMARX CORP
filed 1996-03-08
CIK 793043

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                             NOVEMBER 30, 1995

                                    OR

[ ]        TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER:  33-5384

                            DERMARX CORPORATION
          (Exact name of registrant as specified in its charter)

                    DELAWARE                           13-3301899
           (State or other jurisdiction of           (IRS Employer
            incorporation or organization)        Identification No.)

            400 COLORADO BLVD., SUITE 420
                 DENVER, COLORADO                         80206
           (Address of principal executive             (Zip Code)
             offices)

Registrant's telephone number, including area code:  (303) 399-1632

      Indicate  by  check mark whether the registrant  (X)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [     ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,199,034 shares (as of February 29, 1996) of common stock, par value $.01 per share.

                              DERMARX CORPORATION

                                     INDEX

                                                                  Page No.
Part  I.    Financial Information                                     1

    Item 1.    Financial Statements                                   1

               Balance Sheet - August 31, 1995                        1

               Statements of Operations -                             2
               Three Months and Nine Months
               Ended November 30, 1995 and 1994

               Statements of Cash Flows -                             3
               Nine Months Ended November 30, 1995
               and 1994

               Notes to Financial                                     4
               Statements

    Item 2.    Management's Discussion and Analysis                   5
               of Financial Condition and
               Results of Operations

Part II.    Other Information                                         6

    Item 5.    Increase of 5% ownership in class of subscriptions     6

    Item 6.    Exhibits and Reports on Form 8-K                       6

    Signature                                                         7

PART I.     FINANCIAL INFORMATION
     ITEM 1.    FINANCIAL STATEMENTS

                          DERMARX CORPORATION
               BALANCE SHEET NOVEMBER 30, 1995 (Unaudited)
                                ASSETS
Current assets:
     Cash                                                     $   913,716
     Accounts receivable                                           15,383
     Inventory - Finished goods                                    66,899
     Prepaid expense                                                8,050
                                                              ------------
          Total current assets                                  1,004,048
                                                              ------------

Property and equipment, net of accumulated
     depreciation of $68                                            4,012

Other assets:
      Patents, net of accumulated amortization of $26,576         121,900
                                                              ------------
Total Assets                                                  $ 1,129,960
                                                              ============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Note payable - bank                                      $     6,000
     Notes payable - other                                         25,000
     Accounts payable and accrued expenses                         81,622
     Accrued interest - notes payable                               5,757
     Related party                                                 33,750
                                                              ------------
          Total current liabilities                               152,129
                                                              ------------

Long-term debt:
    Note payable - bank                                             2,000
    Accrued expenses                                              196,679
     Notes payable - net of discounts                              33,560
     Note  payable - related party, net of discounts               48,268
     Accrued interest - note payable                                2,398
     Accrued  interest - note payable, related party                4,642
                                                              ------------
        Total long-term debt                                      287,547
                                                              ------------
            Commitments and Contingencies
Total Liabilities                                                 439,676
                                                              ------------

Common stockholders' equity (deficiency):
      Common  stock,  $.05 par  value:  8,000,000
        shares authorized; 6,838,829 shares issued
        and outstanding                                           341,941
      Additional paid-in capital                                4,092,118
      Accumulated (deficit)                                    (3,743,775)
                                                              ------------
                                                                  690,284
                                                              ------------
Total Liabilities and Stockholder's Equity (deficit)          $ 1,129,960
                                                              ============

See accompanying notes to the financial statements.




                                   DERMARX CORPORATION
                                STATEMENTS OF OPERATIONS

                                     Three Months Ended         Nine Months Ended
                                         November 30               November 30
                                      1995         1994         1995         1994
                                   ----------   ----------   ----------   ----------
                                       (unaudited)                (unaudited)

Sales                              $   8,422    $   6,215    $   40,548   $  35,477

Cost of goods sold                    (1,958)        (940)      (12,028)     (5,277)

Gross Profits                          6,464        5,275        28,520      30,200

Operating Expenses                  (138,153)     (59,881)     (343,513)   (197,937)

Operating Profit                    (131,689)     (54,606)     (315,093)   (167,737)

Extraordinary Expenses              (111,450)           0      (111,450)          0

Net (Loss) from continuing
operations                          (243,139)     (54,606)     (426,543)   (167,737)

Dividends on series A
preferred stock                         -            -           -            2,800
                                   ----------   ----------   ----------   ----------
                                    (243,139)     (54,606)   (426,543)     (170,537)
                                   ==========   ==========   ==========   ==========
Net (Loss) from
discontinued operations                 -            -           -             -

Net (Loss) attributable to
common stock                       $(243,139)   $ (54,606)   $(426,543)   $(170,537)

Net (Loss) per common
share:
     From continuing operations    $    (.05)   $    (.02)  $    (.04)   $    (.05)
     From discontinued operations  $    (.05)   $    (.02)  $    (.04)   $    (.05)

Weighted-average number of
common shares outstanding           5,218,897    3,512,468   3,867,713    3,120,721
                                    =========    =========   =========    =========


See accompanying notes to the financial statements.




                                   DERMARX CORPORATION
                                 STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended November 30
                                                            1995          1994
                                                            ----          ----
                                                         (Unaudited)

Cash flows from operating activities:
     Net (loss)                                         $ (448,538)   $ (167,737)
     Adjustments to reconcile net (loss) to net
       cash (used) by operating activities:
          Amortization of discounts on notes                 7,866         4,946
          Expenses paid by Issuance of stock
          Depreciation and amortization                      7,138         6,768
     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable       (3,923)        1,820
              receivable
           (Increase) Decrease in inventory                 12,029       (62,906)
           (Increase) Decrease in other assets              (7,002)          -
           Increase (Decrease) in accounts payable,
              accrued interest                             (59,315)       78,767
               and accrued expenses
           Increase (Decrease) dividends in arrears           -          (12,000)                                     -
                                                        -----------   -----------
     Net cash (used) by operating activities              (491,745)     (150,344)
                                                        -----------   -----------
Cash flows from financing activities:
     Net Proceeds of equity sale                         1,650,120          -
     Net proceeds from debt obligations                       -          315,500
     Purchase Treasury Shares                                 -         (147,500)
     Repayment of debt obligations                        (250,389)       (4,000)
                                                        -----------   -----------
Net cash provided by financing activities                1,399,731       164,000
                                                        -----------   -----------
Net increase in cash and cash equivalents                  907,986        13,656

Cash and cash equivalents, beginning of year                 5,730         3,843
                                                        -----------   -----------
Cash and cash equivalents, end of period                $  913,716    $   17,499
                                                        ===========   ===========

See accompanying notes to the financial statements.




                              DERMARX CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of November 30, 1995, the statements of operations for the three months and nine months ended November 30, 1995 and 1994 and the statements of cash flows for the nine months ended November 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of November 30, 1995 and for all periods presented have been made. The results of operations, for the nine months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statement and notes thereto included in the Company's Form 10-KSB for its fiscal year ended February 28, 1995, which was filed with the Securities and Exchange Commission.

NOTE 2 - MANAGEMENT PLANS

The Company has completed the process of obtaining capital in a private placement. The private placement involved an offering of 2,000,000 shares of the Company's common shares at the price of $.50 per common share. During the quarter ended November 30, 1995, $928,500 had been raised in this offering. Subsequent to November 30, 1995 this offering was completed with the placement of the remaining shares raising an additional $71,500.

Intended use of the private placement proceeds includes debt repayment; operating overhead; completion of product development and patent application for an amorphous hydrogel; and expenses related to the market launch of three recently developed wound care products (a skin tear therapy, an antimicrobial wound cleanser and a polyurethane foam).

               DERMARX CORPORATION AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company's revenues increased to $8,422 in its fiscal quarter ended November 30, 1995 from $6,215 in its fiscal quarter ended November 30, 1994, an increase of $2,207. This increase is negligible and not attributable to any particular trend or effect. The Company's costs of goods sold as a percentage of revenues decreased to 23% from 30% in the three months ended November 30, 1995 as compared to the comparable period one year ago. Total expenses were $273,556, an increase of $212,735 from the comparable period one year ago. This increase is primarily attributable to an increase in salary, marketing, general and administrative, and other expenses incurred as the result of the Company's efforts to develop and introduce new products. Interest expense decreased by $5,300 for the quarter ended
November 30, 1995, compared to the same period in 1994 as a result of the debt conversion. For the third quarter of fiscal year 1995, the Company had a net loss of $265,134 or $.05 per share as compared to a net loss of $54,606 or $.02 per share for the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

      Subsequent to the fiscal year ended February 28, 1995 the Company raised $351,750 in a private placement offering dated March 3, 1995 at the price of $.50 per common share. Subsequent to August 31, 1995, the Company commenced another private placement offering of 2,000,000 shares of the Company's stock at the price of $.50 per common share. The Company has raised $928,500 in this offering as of November 30, 1995. Subsequent to November 30, 1995, the Company raised an additional $71,500 in this offering. The Company extended an offer to certain holders of the Company's debt to convert such debt to common shares of the Company's stock. Holders of such debt converted $296,112 of debt and accrued interest into 604,898 shares of the Company's common stock subsequent to August 31, 1995, thereby reducing the Company's outstanding debt significantly.

      As a result of the private placement offering and the debt conversion, the Company has sufficient working capital for the near term future to provide viability and continue as a going concern.

OTHER MATTERS

      The Company entered into a two year employment contract effective November 1, 1995 with Dr. Gerit Mulder, an expert in the wound care industry. Dr. Mulder is now a Vice President of the Company, responsible for new product development, marketing, distribution and customer support programs.

      The Company was notified on February 28, 1996 by the United
States Patent Office that a patent was issued for its GeriMend(TM) product. GeriMend(TM) is a topical ointment designed primarily for skin tears.

      As of September 1, 1995 the Company has received FDA approval to market DermaMend Foam(TM), its new polyurethane wound dressing which contains an odor neutralizing ingredient.

PART II.  OTHER INFORMATION

ITEM 5.   INCREASE OF 5% OWNERSHIP IN CLASS OF SECURITIES

      During the quarter ended November 30, 1995 the Company conducted a private offering of 2,000,000 shares of the Company's stock at an offering price of $.50 per share. This private offering was exempt from registration under Regulation D, Rule
505. As a result of this private offering, at the quarter ended November 30, 1995, the outstanding common shares of the Company had increased by 65% over the number outstanding at the end of the period ending August 31, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DERMARX CORPORATION
                                   (Registrant)



Dated:    March ______, 1996.      /s/ Maryanne Carroll
                                       -----------------------
                                       Maryanne Carroll,
                                       Chief Executive Officer