Form 10QSB
period 1995-05-31
DERMARX CORP
filed 1996-05-14
CIK 793043

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          May 31, 1995

                               OR

[ ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number:  33-15607

                       DermaRx Corporation
     (Exact name of registrant as specified in its charter)

            Delaware                        13-3301899
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)        Identification No.)

       284 Jackson Street
        Denver, Colorado                      80206
(Address of principal executive             (Zip Code)
            offices)

Registrant's telephone number, including area code:  (303) 399-1632

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [  X  ]     No [     ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,356,126 of common stock, par value $.01 per share.

                       DERMARX CORPORATION

                              INDEX

Page No.
Part I.        Financial Information

         Financial Statements                                1
Item 1.

         Balance Sheet - May 31, 1995                        1

         Statements of Operations -                          2
         Three Months and Nine Months
         Ended May 31, 1995 and 1994

         Statements of Cash Flows -                          3
         Nine Months Ended May 31, 1995
         and 1994

         Notes to Financial                                  4
         Statements

Item 2.  Management's Discussion and Analysis                5
         of Financial Condition and
         Results of Operations

Part II. Other Information                                   6

Item 4.  Submission of Matters to a Vote                     6
         of Securities Holders

Item 6.  Exhibits and Reports on Form 8-K                    6

Signature                                                    7

PART I.   FINANCIAL INFORMATION

     Item 1.        Financial Statements


                       DERMARX CORPORATION
                          BALANCE SHEET
                          MAY 31, 1995
                             ASSETS

Current assets:
     Cash                                                     $  124,944
     Accounts receivable - trade                                  14,555
     Inventory - Finished goods                                   73,665
     Prepaid expense                                               1,682
                                                              -----------
          Total current assets                                   214,846
                                                              -----------

Other assets:                                                    126,330
                                                              -----------
     Patents, net of accumulated amortization of $24,361      $  341,176
                                                              ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)

Current liabilities:
     Note payable - bank                                      $    6,000
     Notes payable - other                                        60,000
     Accounts payable and accrued expenses                       293,409
     Accrued interest - notes payable                             12,834
     Related party                                                37,500
                                                              -----------
          Total current liabilities                              409,743
                                                              -----------
Long-term debt:
    Note payable - bank                                            5,000
    Notes payable - net of discounts                             116,147
    Note payable - related  party, net of discounts              178,192
    Accrued interest - note payable                                6,570
    Accrued  interest - note  payable,  related party             12,141
                                                              -----------
        Total long-term debt                                     318,050
                                                              -----------
            Commitments and Contingencies

Common stockholders' equity (deficiency):
     Common stock, $.05 par value: 5,000,000 shares
       authorized; 4,077,931 shares issued and outstanding       191,448
     Additional paid-in capital                                2,822,491
     Accumulated (deficit)                                    (3,400,556)
                                                             ------------
                                                                (386,617)
                                                             ------------
                                                             $   341,176
                                                             ============


                       DERMARX CORPORATION
                    STATEMENTS OF OPERATIONS

                                             Three Months Ended May 31
                                                  1995        1994
                                                  ----        ----
Revenues:
     Sales, net discounts                      $  15,375   $  11,241
                                                  15,375      11,241
                                               ----------  ----------
Expenses                                         120,692     111,135
                                               ----------  ----------

Net (Loss) from continuing operations           (105,317)    (99,894)

Dividends on series A preferred stock               -           -
                                                (105,317)    (99,894)
Net (Loss) from discontinued operations             -           -

Net (Loss) attributable to common stock        $(105,317)   ($99,894)
                                               ==========   =========


Net (Loss) per common share:
     From continuing operations                  $(.03)       $(.04)
     From discontinued operations
                                                 $(.03)       $(.04)
                                                 ======       ======


Weighted-average number of common shares        3,853,764   1,400,813
outstanding                                     =========   =========

                               2


                       DERMARX CORPORATION
                    STATEMENTS OF CASH FLOWS


                                                     Three Months Ended May 31
                                                           1995         1994
                                                           ----         ----
Cash flows from operating activities:
   Net (loss)                                          $ (105,317)   $ (99,894)
     Adjustments to reconcile net (loss) to
        net cash (used) by operating activities:
          Amortization of discounts on notes                2,622          188
          Expenses paid by Issuance of stock
          Depreciation and amortization                     2,640        2,256
     Changes in assets and liabilities:
             (Increase) Decrease in accounts receivable    (3,095)       3,926
             (Increase) Decrease in inventory               5,263        1,692
             (Increase) Decrease in other assets             (634)         -
             Increase (Decrease) in accounts payable,
               accrued interest and accrued expenses      (13,265)      79,088
             Increase (Decrease) dividends in arrears        -         (12,000)
                                                         ---------    --------
     Net cash (used) by operating activities             (108,286)      75,150

Cash flows from financing activities:
     Net Proceeds of equity sale                          230,000         -
     Net proceeds from debt obligations                      -       (147,500)
     Purchase Treasury Shares                              (2,500)        -
     Repayment of debt obligations
                                                         ---------   ---------
Net cash provided by financing activities                 227,500      43,000
                                                         ---------   ---------
Net increase in cash and cash equivalents              $  119,214    $ 18,256

Cash and cash equivalents, beginning of year           $    5,730       3,843
                                                        ---------   ---------
Cash and cash equivalents, end of year                 $  124,944    $ 22,099
                                                        =========   =========


                       DERMARX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of May 31, 1995, the statements of operations for the three months ended May 31, 1995 and 1994 and the statements of cash flows for the three month ended May 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of May 31, 1995 and for all periods presented have been made. The results of operations, for the three months ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statement and notes thereto included in the Company's Form 10-K for its fiscal year ended February 28, 1995, which was filed with the Securities and Exchange Commission.

NOTE 2 - MANAGEMENT PLANS

The Company is now in the process of obtaining capital in a private placement. During the three months ended May 31, 1995, the Company has raised capital (net) of $230,000. Subsequent to the three months ended May 31, 1995, additional capital of $48,750 has been raised in this private placement.

               DERMARX CORPORATION and SUBSIDIARY

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company's revenues increased to $15,375 in its fiscal quarter ended May 31, 1995 from $11,241 in its fiscal quarter ended May 31, 1994, an increase of $4,134. This increase is negligible and not attributable to any particular trend or effect. The Company's costs of goods sold as a percentage of revenues increased to 33% from 15% in the three months ended May 31, 1994 as compared to the comparable period one year ago. Total expenses were $120,692, an increase of $9,557 from the comparable period one year ago. Interest expense decreased by $74 for the quarter ended May 31, 1995, compared to the same period in 1994, a negligible amount. For the first quarter of fiscal year 1995, the Company had a net loss of $105,317 or $.03 per share as compared to a net loss of $99,894 or $.04 per share for the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal year ended February 28, 1995 the Company raised an aggregate of $315,500 from seven investors by selling units for $50,000 each which consisted of (a) 100,000 shares of common stock and (b) an unsecured non-negotiable three year promissory note in the principal amount of $50,000 which bears interest at the rate of 6% per year. Mr. Richard Melnick, the Secretary and a Director of the Company, purchased 1.81 units in this Private Offering; Innovative Research Associates, Inc., a Company controlled by Mr. Luis Mejia, then a Director of the Company, purchased one-half unit in this offering; Mr. Pedro Valdez, a Director of the Company, purchased one unit; Ms. Maryanne Carroll, the Company's Chief Executive Officer and a Director, purchased one unit in this offering. Subsequent to the fiscal year ended February 28, 1995 the Company raised $278,750 in a separate Private Placement Offering at the price of $.50 per common share.

     The Company is experiencing significant cash flow shortages. The Company is exploring several options to raise additional capital in order to fund operations, including a private placement of its securities (either debt or equity). There can be no assurance however, that the Company will be successful in raising additional capital or in meeting its cash requirements.

      Unless the Company's sales increase and/or it is able to raise additional capital, the Company may not be able to continue operations. Except for the repayment of a bank loan in the amount of $30,000 from Society National Bank, Dublin, Ohio the Company was unable to pay either principal or interest on certain loans currently due and owing. However, the majority of the Company's debt is neither due or owing, and therefore remains current.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      In April 1995, a majority of the Company's Shareholders consented in writing to increase the number of authorized shares that the corporation shall have authority to issue to 8,000,800. The Company has submitted the Amendment to Article of Incorporation to the Secretary of State of Delaware, the Company's place of incorporation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DERMARX CORPORATION
                                   (Registrant)



Dated:    October 7, 1995          /S/
                                   -----------------------
                                   Maryanne Carroll,
                                   Chief Executive Officer