Form 10QSB
period 1995-08-31
DERMARX CORP
filed 1996-05-14
CIK 793043

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                         AUGUST 31, 1995

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable date:  7,014,034 (as of 12/6/95) of common stock, par value  $.01 per share.

                       DERMARX CORPORATION

                              INDEX
                                                      Page No.
Part I.        Financial Information

Item 1.   Financial Statements                           1

          Balance Sheet - August 31, 1995                1

          Statements of Operations -                     2
          Three Months and Six Months
          Ended August 31, 1995 and 1994

          Statements of Cash Flows -                     3
          Six Months Ended August 31, 1995
          and 1994

          Notes to Financial                             4
          Statements

Item 2.   Management's Discussion and Analysis           5
          of Financial Condition and
          Results of Operations

Part II.  Other Information                              6

Item 4.   Submission of Matters to a Vote                6
          of Securities Holders

Item 6.   Exhibits and Reports on Form 8-K               6

Signature                                                7

PART I.   FINANCIAL INFORMATION

     Item 1.        Financial Statements


                                   DERMARX CORPORATION
                              BALANCE SHEET AUGUST 31, 1995


                                        ASSETS
Current assets:
     Cash                                                              $74,592
     Accounts receivable                                                21,525
     Inventory - Finished goods                                         68,857
     Prepaid expense                                                     1,429
                                                                       -------
          Total current assets                                         166,403
                                                                       -------

Other assets:
     Patents, net of accumulated amortization of $26,576               124,115
                                                                       -------
                                                                       290,518
                                                                       =======
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Note payable - bank                                                $6,000
     Notes payable - other                                              60,000
     Accounts payable and accrued expenses                              82,103
     Accrued interest - notes payable                                   14,034
     Related party                                                      33,750
                                                                       -------
          Total current liabilities                                    195,887
                                                                       -------

Long-term debt:
    Note payable - bank                                                  3,500
    Accrued expenses                                                   196,679
     Notes payable - net of discounts                                  117,186
     Note payable - related party, net of discounts                    179,775
     Accrued interest - note payable                                     8,445
     Accrued interest - note payable, related party                     14,998
                                                                       -------
        Total long-term debt                                           520,583
                                                                       -------
            Commitments and Contingencies

Common stockholders' equity (deficiency):
     Common stock, $.05 par value: 8,000,000 shares authorized;
       4,136,460 shares issued and outstanding                         206,823
     Additional paid-in capital                                      2,845,866
     Accumulated (deficit)                                          (3,478,641)
                                                                      (425,952)
                                                                    -----------
                                                                      $290,518
                                                                    ===========




                       DERMARX CORPORATION
                    STATEMENTS OF OPERATIONS


                                              Three Months Ended     Six Months Ended
                                                  August 31              August 31
                                               1995      1994        1995       1994
                                               ----      ----        ----       ----
                                                  (unaudited)           (unaudited)
Revenues:
     Sales, net discounts                     $16,751   $18,021     $32,126    $29,262
                                               16,751    18,021      32,126     29,262
                                              -------   -------     -------    -------
Expenses:
     Cost of goods sold                         4,808     2,645      10,071      4,337
     Salaries - officers                       25,243         -      50,564          -
     Management consulting                     25,000         -      50,000     16,000
     Professional fees                          8,881     1,726      15,050      2,979
     Interest expense                           8,850    12,753      17,989     21,966
     Depreciation and amortization              2,215     2,256       4,855      4,512
     Legal                                      6,503       314      20,269     56,980
     Marketing                                  4,739     2,481       9,739      2,481
     General and administrative                 7,891     9,083      29,786     33,138
     Other                                        707      -          7,207       -
                                              --------  --------   ---------  ---------
                                               94,838    31,258     215,529    142,393
                                              --------  --------   ---------  ---------
Net (Loss) from continuing operations         (78,085)  (13,237)   (183,403)  (113,131)

Dividends on series A preferred stock            -         -           -           -
                                              --------  --------   ---------  ---------
                                              (78,085)  (13,237)   (183,403)  (113,131)
Net (Loss) from discontinued operations          -         -           -           -
                                             --------- ---------  ----------  ----------
Net (Loss) attributable to common stock      $(78,085) $(13,237)  ($183,403)  ($113,131)
                                             ========= =========  ==========  ==========
Net (Loss) per common share:
     From continuing operations                $(.02)    $(.00)      $(.04)     $(.04)
     From discontinued operations
                                               $(.02)    $(.00)      $(.04)     $(.04)
                                               ======    ======      ======     ======

Weighted-average number of common shares    4,107,196  3,291,490   3,867,713  2,976,433
outstanding                                 =========  =========   =========  =========



                       DERMARX CORPORATION
                    STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended August 31
                                                                            1995         1994
                                                                            ----         ----
                                                                                (Unaudited)
Cash flows from operating activities:
     Net (loss)                                                          $(183,403)  $(113,131)
     Adjustments to reconcile net (loss) to net cash (used) by
          operating activities:
          Amortization of discounts on notes                                 5,244       2,317
          Expenses paid by Issuance of stock
          Depreciation and amortization                                      4,855       4,512
     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                      (10,065)     (4,646)
           (Increase) Decrease in inventory                                 10,071     (64,496)
           (Increase) Decrease in other assets                                (381)           -
           Increase (Decrease) in accounts payable, accrued interest
               and accrued expenses                                        (17,209)      87,084
           Increase (Decrease) dividends in arrears                           -         (12,000)
                                                                          ---------    ---------
     Net cash (used) by operating activities                              (190,888)    (100,360)
                                                                          ---------    ---------
Cash flows from financing activities:
     Net Proceeds of equity sale                                           263,750         -
     Net proceeds from debt obligations                                                 315,500
     Purchase Treasury Shares                                                          (147,500)
     Repayment of debt obligations                                          (4,000)      (2,500)
                                                                          ---------    ---------
Net cash provided by financing activities                                  259,750      165,500
                                                                          ---------    ---------
Net increase in cash and cash equivalents                                   68,862       65,140

Cash and cash equivalents, beginning of year                                 5,730        3,843
                                                                           -------     --------
Cash and cash equivalents, end of year                                     $74,592      $68,983
                                                                           =======     ========



                       DERMARX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of August 31, 1995, the statements of operations for the three months and six months ended August 31, 1995 and 1994 and the statements of cash flows for the six months ended August 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of August 31, 1995 and for all periods presented have been made. The results of operations, for the six months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - MANAGEMENT PLANS

The Company is now in the process of obtaining capital in a private placement. This process has been substantially completed. During the three months ended August 31, 1995, the Company has raised capital
(net) of $43,750 in a prior private placement. Subsequent to the three months ended August 31, 1995, additional capital of $1,006,500 has been raised.

               DERMARX CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's revenues decreased to $16,751 in its fiscal quarter ended August 31, 1995 from $18,021 in its fiscal quarter ended August 31, 1994, a decrease of $1,270. This increase is negligible and not attributable to any particular trend or effect. The Company's costs of goods sold as a percentage of revenues increased to 31% from 14% in the three months ended August 31, 1995 as compared to the comparable period one year ago. Total expenses were $94,836, an increase of $63,578 from the comparable period one year ago. This increase is primarily attributable to an increase in salary and consulting expense incurred as the result of the Company's efforts to develop and introduce new products. Interest expense increased by $3,093 for the quarter ended August 31, 1995, compared to the same period in 1994, a negligible amount. For the second quarter of fiscal year 1995, the Company had a net loss of $78,085 or $.02 per share as compared to a net loss of $13,237 or $.00 per share for the previous comparable period.

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

OTHER MATTERS

      The Company has entered into a two year employment contract effective November 1, 1995 with Dr. Gerit Mulder, an expert in the would care industry. Dr. Mulder will be a Vice President of the Company, responsible for new product development, marketing, distribution and customer support programs.

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



                                   DERMARX CORPORATION
                                   (Registrant)



Dated:    December 8, 1995         /S/
                                   -----------------------
                                   Maryanne Carroll,
                                   Chief Executive Officer