Form 10KSB
period 1996-02-28
DERMARX CORP
filed 1996-05-30
CIK 793043

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the fiscal year ended
                             FEBRUARY 28, 1996

                                    OR

[ ]        TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER
                                 33-15607

                            DERMARX CORPORATION
          (Exact name of registrant as specified in its charter)

               DELAWARE                        13-3301899
    (State or other jurisdiction of           (IRS Employer
     incorporation or organization)        Identification No.)

      400 COLORADO BLVD., SUITE 420
            DENVER, COLORADO                      80222
    (Address of principal executive             (Zip Code)
                offices)

Registrant's telephone number, including area code:  (303) 333-4600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

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


     State issuer's revenues for its most recent fiscal year:  $49,738


     As of May 20, 1996, the aggregate market value of the 5,982,884 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $4,487,163.


     The number of shares outstanding of the registrant's common stock, par value $.05, as of February 28, 1996 was 7,052,363 shares.

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS.


     (A)  BUSINESS DEVELOPMENT

      DermaRx Corporation (the "Company"), a Delaware corporation formerly known as Innotek, Inc., was organized in June 1985 to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices (the "Devices") containing methodology for which a patent was allowed in December 1986 and FDA clearance was granted in October 1987 (referred to collectively herein as the "VFD Technology"). The Company completed an initial public offering of its securities in October 1987. In January 1992, the Company effected a 1 for 6.3 reverse stock split of the Common Stock. Additionally, the Company amended the par value of the Common Stock to $.05 par value per share. All share amounts listed have been adjusted to reflect this reverse stock split unless otherwise noted. The Company's shares of Common Stock are publicly traded in the over-the-counter market and are reported on the NASD electronic bulletin board.

       On   September  1,  1992,  the  Company's  wholly-owned  subsidiary,
InnoVisions,   Inc.,  a  Delaware  corporation  ("InnoVisions   Delaware"),
acquired all of the outstanding shares of stock of InnoVisions, Inc. ("InnoVisions Ohio," a private, closely-held Ohio corporation) in exchange for 110,000 shares of Innotek, Inc. common stock (the "Common Stock") and a $10,000 note payable to Ms. M. Sue Benford. InnoVisions manufactured and marketed two "over-the-counter" skin care products, BottomBetter-TM-
and DermaMend-TM-, which are based on InnoVisions' patent.  (See InnoVisions-
Patent.)   InnoVisions,  Inc. is no longer a going  concern.   All  of  its
shares are held by the Company.

      In 1993 the Company decided to concentrate its efforts on the marketing of two skin protective products. DermaMend-TM- and BottomBetter-TM-were found, through clinical trials and user satisfaction, to be highly effective products. Unfortunately, lawsuits filed in early 1992 with the product's developer demanded all of the Company's resources, forcing the delay of marketing efforts. The lawsuit's settlement in the spring of 1994 provided the Company with the undisputed ownership of the patent for the two skin protectant products; however, a thorough business analysis revealed a potential distribution problem.

      There were indications that marketing a single product in the wound care industry would be extremely expensive if not impossible. In order to take advantage of the potential of both DermaMend-TM- and the rapidly growing wound care industry and to create a commercially viable product line, the Company decided to develop an extended line of wound care products. Accordingly, four new products, a skin tear therapy (GeriMend-TM-), an antibacterial wound cleanser (DermaMend-TM- Cleanser), a polyurethane foam dressing (DermaMend-TM- Foam) and an amorphous hydrogel (DermaMend-TM-

Gel) have been  developed.  All products are considered  proprietary.   A
patent has been awarded for the DermaMend-TM- formulation. The names DermaMend-TM- and GeriMend-TM- have been trademarked. The U.S. Patent office has recently notified the Company that its patent applications for GeriMend-TM- and DermaMend-TM- Cleanser have been approved for patent. A patent is pending for DermaMend-TM- Foam. There is no assurance that a patent will be allowed.

      In October 1994, the Company elected Maryanne Carroll as President. Dr. Gerit Mulder, a leading wound care expert, became Vice President of Medical and Business Development on November 1, 1995. Since October 1994, the majority of the resources of the Company have been devoted to research and development of new wound care products, fund-raising, and establishing a distribution network for its new expanded line of products.

      On March 3, 1995, the Company issued a Confidential Private Offering Memorandum offering units comprised of 100,000 shares of Common Stock per unit, at $50,000 per unit to seven "accredited investors" (as defined within the Securities Act of 1933 and the Regulations promulgated thereunder) and to a limited number of non-accredited investors. The net proceeds have been used for operating overhead, debt reduction, initial marketing activities, and the preparation of a FDA 510(k) notification. In July 1995 the Board of Directors approved an increase in the offering from $350,000 to $500,000. This private placement raised gross proceeds of $359,250.

      In April 1995, the Company registered to do business in Colorado, and in January 1996 established new corporate headquarters in Denver, Colorado.

     On September 15, 1995, the Company commenced another private placement offering of 2,000,000 shares of the Company's stock at the price of $.50 per common share. The Company raised gross proceeds of $1,000,000 in this offering as of February 28, 1996.

     In August of 1995, the Company extended an offer to certain holders of the Company's debt to convert such debt to common shares of the Company's stock. Holders of such debt converted $296,112 of debt and accrued interest into 604,898 shares of the Company's common stock subsequent to August 31, 1995, thereby reducing the Company's outstanding debt significantly.

      In August 1995, the Company received approval from the FDA to market DermaMend-TM- Foam.

      On November 1, 1995 the Company entered into an employment contract with Dr. Gerit D. Mulder.

      In May 1996, the Company submitted a 510(k) notification to the FDA requesting approval to market the Company's new amorphous hydrogel.

      The Company has not been involved in any bankruptcy, receivership or similar proceedings from the time of its organization.

      The Company did not have any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business during the fiscal year.

     (b)  BUSINESS OF ISSUER:

     The Company has a dual focus in the wound care industry which includes a six product line of topical non-prescription products, and an education and protocol developmental consulting service. All products are proprietary preparations designed primarily for the topical treatment and management of skin wounds, disorders and irritations including venous, pressure and diabetic ulcers, diaper rash, urinary and fecal incontinence, skin chaffing, abrasions, minor burns and skin tears. The services, educational training for nurses and physicians, and the customized protocols for wound care clinics, are based on the highly successful courses and materials developed and offered through the Wound Healing Institute (WHI) in Denver, Colorado. The Company also owns the patent to a proprietary speech-generated tactile feedback device which it no longer actively markets. The Company's primary objective is to design, develop and market, in conjunction with a marketing partner, a full line of "value-added," clinically proven, over-the-counter treatments for the management of chronic wounds, and to become a leading provider of educational and management services to the clinics that provide wound treatments.

       (1)     Principal products or services:

           The Company's comprehensive wound program of both products and services is designed to address the rapidly growing market of people suffering from chronic wounds, and of the hospitals, nursing homes, home health care agencies and wound clinics that provide wound care treatments. Chronic wounds frequently affect the elderly as well as people with diabetes, venous insufficiency and those who are immobilized.

     The products include:

     a. BottomBetter-TM-: BottomBetter-TM- is a white topical cream that meets FDA guidelines for over-the-counter ("OTC") diaper rash remedies and produces proven positive results in healing diaper rash. It is packaged in unique single-dose, disposable containers (18 per package) to prevent contamination.

      b. DermaMend-TM- Barrier: DermaMend-TM- Barrier is a topical cream which meets all FDA standards for ingredients and labeling as an OTC skin protectant. The product was previously marketed for skin irritations and superficial wounds. The new indication will be for irritation and inflammation of intact skin caused by fecal or urinary incontinence. DermaMend-TM- Barrier is packaged in unique individual packets for convenience, and to prevent cross contamination.

      c. GeriMend-TM- Skin Care Therapy: GeriMend-TM- Skin Care Therapy is a topical cream designed primarily for use on skin tears. GeriMend-TM-is currently in compliance with all FDA standards for ingredients and labeling as an OTC skin protectant. It is packaged in unique individual packets.

       d. DermaMend-TM- Cleanser: DermaMend-TM- Cleanser is a non-ionic surfactant anti-microbial cleanser designed to assist with debridement of dead tissue and other debris on the wound surface without damaging healing skin. The product also contains ingredients which are beneficial to healing and which help decrease skin contaminants which may contribute to infection or odor. DermaMend-TM- Cleanser is currently in compliance with all FDA standards for ingredients and labeling as an OTC antimicrobial wound cleanser. It requires no further FDA approval for marketing.

       e. DermaMend-TM- Foam: DermaMend-TM- Foam is a second generation hydrophilic polyurethane foam dressing which contains an odor repressing ingredient. The sponge-like foam wafer is indicated as a wound filler for full thickness wounds. An FDA 510(k) notification was filed in March 1995. The Company received FDA approval to market the product in August 1995.

       f. DermaMend-TM- Gel: DermaMend-TM- Gel is an amorphous hydrogel designed to create an optimal moist wound environment for acute and chronic wounds. FDA approval must be received prior to commercialization. An FDA 501(k) notification was submitted in May 1996.

       g. Vocal Feedback Devices: The Company also owns the rights to a vocal feedback device designed as a mechanical aid for speech therapy. During its fiscal year ended February 28, 1994, the Company elected to discontinue active marketing of the vocal feedback device and to concentrate primarily on marketing and manufacturing of its skin care products.

          (2)  DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES:

      The Company has recently entered into a distribution agreement with Boots Healthcare for distribution of all products in Australia. In order to achieve rapid market penetration, the Company is actively seeking a marketing partner having a complimentary line of products and a strong established sales force. Numerous potential partners have been identified and discussions are in progress for both the U.S. and Europe.

      The Company's educational services and protocol development programs are being marketed directly by the Company and a marketing partner is being sought.

      To the extent that it is successful in consummating an acceptable agreement, the Company intends to license the BottomBetter-TM- product to a pharmaceutical company with an existing line of consumer baby products. Discussions are in progress with several interested companies, however, there is no assurance that a licensing agreement will be obtained.

      The Company is currently negotiating with companies which are interested in distributing the Company's products. There is no assurance, however, that such negotiations will be concluded successfully.

          (3)  STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE:

               BOTTEMBETTER-TM- - patented; Licenser is currently being sought; available for shipment.

               DERMAMEND-TM- BARRIER - patented; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; available for shipment July 1996.

               GERIMEND-TM- SKIN CARE THERAPY - name trademarked; patent application approved for issuance; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; available for shipment July 1996.

               DERMAMEND-TM- CLEANSER - patent application approved for issuance; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; available for shipment July 1996.

               DERMAMEND-TM- FOAM - patent pending; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; currently available for shipment - 5 cm round and 11 cm x 11 cm square.

               DERMAMEND-TM- GEL - product is currently in research and development; patent application in progress; a FDA 510(k) was filed in May 1996.

               CUSTOMIZED   EDUCATIONAL  PROGRAMS  -  course  outline   and
               materials developed; program ready to be marketed.

               WOUND CARE PROTOCOLS, POLICIES AND PROCEDURES - program completed and marketing begun.

          (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF
               COMPETITION:

      The Company will compete directly with several major, multi-national corporations, each of which has resources substantially greater than those of the Company. The Company currently has a negligible portion of the markets.

       The wound care market is characterized by rapid growth and competition. The Company's competitors market several varieties of wound care products which compete with those of the Company. Competing products fall into the categories of skin protectants, wound cleaners, gauze dressings, antimicrobials and antiseptics, transparent films, hydrocolloids, gels/hydrogels, calcium alginates and foam wafers.

      The wound care industry is new, highly fragmented and one of the most rapidly growing areas of health care as the population of elderly and infirm continues to demonstrate record growth. The last two years have shown marked changes in the industry as the number of supply companies has increased substantially, managed care is becoming driving forces in the market place and reimbursement is being decreased.

     DermaRx provides cost-effective and efficacious products, unique delivery systems, the ability to rapidly and effectively market in niches with minimal competition, a synergistically designed product line and the experience and reputation of Dr. Mulder, a recognized leader in the field. While the small size offers distinct advantages in terms of product development and marketing, it has limitations for distribution.

     The top selling over-the-counter diaper rash ointments fall into three basic categories: zinc oxide-based products such as Desitin Diaper Rash Ointment (Pfizer, Inc.), Diaparene Medicated Cream (L & F Personal Products, Inc.), petroleum-based products such as Vaseline Petroleum Jelly (Chesebrough-Ponds, Inc.), and vitamin-based ointments such as A&D Ointment (Schering Corp.). These products are primarily packaged in multi-dose tubes or jars. A relative "newcomer" to the diaper rash market is a product called Dyprotex Diaper Rash Pads (Blistex, Inc.).

      The diaper rash market is a mature market as the baby population has not been growing, nor is it expected to in the future. Increased demand for diaper rash products is the result of the use of new antibiotics and the introduction of certain foods, both of which may cause diarrhea and result in diaper rash. As a mature industry, the market is dominated by three products which are manufactured by very large, well established pharmaceutical companies.

          (5) SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS:

      The Company does not maintain manufacturing facilities and it contracts for the production and packaging of all its products. BottomBetter-TM-, DermaMend-TM- Barrier, GeriMend-TM- Skin Care Therapy, and DermaMend-TM- Cleanser are currently blended by unaffiliated contract manufacturers. DermaMend-TM- Foam is manufactured, by a separate, unaffiliated polyurethane foam manufacturer. The foam is shipped to Denver where it is packaged, sterilized, tested and stored for shipment. All the products are inventoried in Denver.

      The Company's products utilize readily available components. There are numerous laboratories and production facilities with the capability of producing the Company's products to the standards required by the FDA.
Given availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would have a major impact on its business, however, down time could result from a change in contract manufacturers as safety stability, sterility and efficiency tests would have to be repeated.

          (6)  DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS:

     Not applicable.

          (7)  PATENTS,   TRADEMARKS,  LICENSES,  FRANCHISES,  CONCESSIONS,
               ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

      On May 5, 1992, a patent titled ERADICATION AND TREATMENT OF DIAPER DERMATITIS AND OTHER RELATED SKIN DISORDERS was allowed by the U.S. Patent and Trademark Office.

      The Company entered into a royalty and security agreement with a law firm, to which the Company owes $205,487.32. The agreement calls for payment of the outstanding balance by payment of a royalty equal to 7% of gross sales of BottomBetter-TM- and DermaMend-TM- Cream until the entire balance plus interest accruing at 9% is paid.

      BottomBetter-TM-, DermaMend-TM- and GeriMend-TM- are registered trade names of the Company. Patent applications have recently been approved for allowance for GeriMend-TM- and DermaMend-TM- Cleanser. An application was filed with the U.S. Patent office in the Spring of 1995 for DermaMend-TM-Foam. There is no assurance that this application will be allowed.

      On December 10, 1986, the U.S. Patent and Trademark Office issued a Notice of Allowance and Issue Fee Due with respect to the grant of a patent covering two claims arising out of the Vocal Feedback Device technology. For the duration of these patents, the Company is the only entity permitted to utilize the technology to treat speech disorders.

     On September 18, 1990, the European Patent Office allowed the grant of a European Patent on the Devices, which patent was granted to the Company in July 1991 and became effective in August 1992.

     All formulations used by the Company are considered proprietary.

          (8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. IF GOVERNMENT APPROVAL IS NECESSARY AND THE SMALL BUSINESS ISSUER HAS NOT YET RECEIVED THAT APPROVAL, DISCUSS THE STATUS OF THE APPROVAL WITHIN THE GOVERNMENT APPROVAL
               PROCESS:

     Discussed above.

          (9)  EFFECT OF EXISTING OF PROBABLE GOVERNMENT REGULATIONS ON THE
          BUSINESS:

      The manufacture, distribution and advertising claims of the Company's products are subject to regulation by numerous federal and state governmental agencies. In the United States, the Food and Drug Administration (FDA) is responsible for enforcement of the Federal Food,

Drug and Cosmetic Act (the "FDC Act") which regulates drugs and devices manufactured and distributed in interstate commerce. The Company's products are either drugs or medical devices regulated under the FDA Act. The Federal Trade Commission (FTC) administers the Federal Trade Commission Act (the "FTC Act") which regulates the advertising of products including drugs and devices.

       In addition to the foregoing requirements, there are other requirements of state, local and foreign law which may apply to the manufacture and marketing of the Company's products. The FDA also has the authority, among other things, to conduct detailed inspection of manufacturing facilities, establish "good manufacturing practices" which must be followed in the manufacturing of medical products, require periodic reporting of product defects, and prohibit the exportation of products that do not comply with the law and promulgate performance standards.

      All products designed for use on or in the human body and which have characteristics that do not require prescription dispensing (drugs not safe for use except under professional supervision) are considered to be over-the-counter (OTC) drugs. The Company's wound care products are classified as OTC drugs.

      Two of the Company's wound care products will be marketed as OTC skin protectant products. Skin protectant products are the subject of an ongoing FDA rulemaking procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Monographs were issued by the FDA in 1978 and 1981, respectively. It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect the Company's products. The Company believes that its products have been formulated and labeled in accordance with the proposals outlined in the Preliminary and Tentative Monographs. It is the Company's intention to manufacture and label two of its products pursuant to the FDA's Final Monograph relative to "skin protectants" which could eventually require a formulation and/or labeling change. Two products DermaMend-TM- Foam, and DermaMend Gel will not be marketed in compliance with published monographs but rather will be registered for FDA 510(k) approval.

     The FDA 510(k) notification for DermaMend-TM- Foam was submitted in March 1995 and approved in August 1995. The FDA 510(k) notification for DermaMend Gel was submitted in May 1996.

          (10) ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMER:

                          1994      $50,000
                          1995      $150,000
      The extent to which the cost of such activities are borne directly by customers: Not Applicable.

          (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL):

     Not applicable.

          (12) NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEE:

      The Company currently has five full-time employees and one part-time employee. Maryanne Carroll is the Company's President and Chief Executive Officer. Dr. Gerit Mulder is the Vice President of Medical Affairs and Business Department.

ITEM 2.  DESCRIPTION OF PROPERTY.

      On January 1, 1996, the Company entered into a sublease for 3,125 square feet of office space in the Norwest Bank Building located at 400 South Colorado Boulevard, Denver, Colorado. The sublease is for a period of 16 months (expiring on April 30, 1997).

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding. Further, the Company is not aware of any proceeding that a governmental authority is contemplating. Additionally, the Company is not aware of any material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during fiscal year 1995.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION:

      The Common Stock is traded publicly in the over-the-counter market on the NASD electronic bulletin board and listed in what is referred to as the "pink sheets."

      The following table sets forth the range of high and low bid quotations of the Common Stock (as reported by the over-the-counter market on the NASD electronic bulletin board) and representative market-makers making a market in the Company's securities for each fiscal quarter within its two most recent fiscal years. These quotations reflect inter-dealer prices, without retail markups, mark-downs or commissions, and may not necessarily represent actual transactions. There is a limited public trading market with respect to the Company's securities.


                   FISCAL QUARTER ENDING            BID
                   ---------------------            ---
                       Fiscal 1995            High        Low
                       -----------            ----        ---
                       May 1995                5/8        3/8
                       August 1995             3/4        7/16
                       November 1995           7/8        1/2
                       February 1996         1 1/16       5/8

                       Fiscal 1994
                       -----------
                       May 1994                5/8        1/2
                       August 1994             5/16       1/4
                       November 1994           5/8        3/8
                       February 1995           5/8        1/4


      There were 228 holders of record of the Common Stock, including those shares held in "street name" as of February 28,1996. As of May 20, 1996,
the   closing  "bid"  and  "asked"  prices  were  5/8  and  7/8  per  share respectively.

      The Company did not declare or pay dividends during Fiscal 1995. The Company intends to invest earnings, if any, in its business, and to fund operations and development.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS - FISCAL 1995 COMPARED TO FISCAL 1994

      The  primary focus of activity for fiscal 1995 was fund raising;  the secondary focus was preparing the newly developed line of products for marketing. Results of activities included raising net proceeds of $1,200,850 in two private placements; receiving two patent approvals from the U.S. Patent Office; obtaining 510(k) approval from the FDA to market DermaMend-TM- Foam; completing export documentation and receiving quality approval for a distribution agreement with Boots Healthcare-Australia; completing safety, stability and sterilization testing; completing packaging designs for all products; and completing development of an amorphous hydrogel. Product completion allowed the Company to formally launch its products at the Symposium for Advanced Wound Repair in April 1996, and to begin the second phase of distribution negotiations for Europe and the U.S. The Company is seeking a marketing partner for its wound care products, and is negotiating with several pharmaceutical companies to license the BottomBetter-TM- product.

     During fiscal 1995, revenues were substantially equal to those of 1994, primarily because no resources were devoted to marketing and because the new wound care line was not available for sale. Revenues are not expected to increase until the second half of 1996.

     For fiscal year 1995, the Company had a net loss of $463,353, as opposed to $246,958 for fiscal 1994. The increase in operating loss was primarily attributable to the cost of commission, legal and accounting fees associated with fund raising activities (over $100,000), to the increase in research and development costs (approximately $100,000), the costs related to launching the products such as packaging and packaging design, and to an increase in overhead resulting from increased personnel and new operating headquarters.

     LIQUIDITY AND CAPITAL RESOURCES

LIST ANY OF THE FOLLOWING THAT ARE APPLICABLE:

    A) ANY KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE OR ARE REASONABLY LIKELY TO HAVE A MATERIAL IMPACT ON THE COMPANY'S SHORT-TERM OR LONG-TERM LIQUIDITY:

        The ability to secure additional working capital and the ability to obtain successful distribution for its products are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

    B) INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:

        There are and will be negligible internal sources of liquidity until new products are completed and shipment begins.

    C) ANY MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND THE EXPECTED SOURCES OF FUNDS FOR SUCH EXPENDITURES:

       None.

    D) ANY KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE OR ARE REASONABLY LIKELY TO HAVE A MATERIAL IMPACT ON THE COMPANY'S NET SALES OR REVENUES OR INCOME FROM CONTINUING OPERATIONS:

        Pending FDA approval on products as discussed above, as well as successful distribution of products are events or uncertainties that are reasonably likely to have a material impact on the Company's net sales or revenues or income from continuing operations.

    E) ANY SIGNIFICANT ELEMENTS OF INCOME OR LOSS THAT DO NOT ARISE FROM THE COMPANY'S CONTINUING OPERATIONS:

        The  private  placement offerings done during fiscal 1995  provided
significant  capital  to  the  Company  which  did  not  arise   from   the
Company's continuing operations.

    F) THE CAUSES FOR ANY MATERIAL CHANGES FROM PERIOD TO PERIOD IN ONE OR MORE LINE ITEMS OF THE COMPANY'S FINANCIAL STATEMENTS:

       Not applicable.

    G) ANY SEASONAL ASPECT THAT HAD A MATERIAL EFFECT ON THE FINANCIAL CONDITION OR RESULTS OF OPERATION:

       None.

   In March 1992, the Company borrowed $30,000 from Society National Bank, Dublin, Ohio (the "Bank Loan"). The Bank Loan bears interest at the rate of 2% above prime (the Bank Loan currently bears interest at 8% per annum) and is secured by all of the assets of the Company and guaranties of Ms. Sue Benford, her husband and PHIS. At the end of Fiscal 1995, the Company owed Society National Bank approximately $5,900. The Bank Loan matures in March 1997 and is repayable monthly in equal installments of $500 plus interest. The Company is current in its payments under the Bank Loan. During the fiscal year ended February 28, 1996 the Company converted $318,699 in debt into 637,938 shares of common stock of the Company at an average price of $0.50 per share.

   The  Company  has  raised $1,200,850 in net proceeds  from  two  private
placement  offerings.   2,718,500 shares were sold at  $.50  in  these  two
offerings.

   The proceeds of the offerings are being used to finance the preparation and submission of an FDA 510(k) application, the development of marketing materials, establishing a distribution network, the completion of numerous safety and effectiveness studies, preparation and submission of patent and trademark applications, debt repayment, a down payment on inventory and various other working capital items. While initial expenditures on product research and development have been minimal, the Company expects its capital requirements to increase significantly as the Company begins to actively market its products. The Company is unable to predict how long the proceeds from the private offerings will satisfy its cash requirements.


ITEM 7.  FINANCIAL STATEMENTS.

  The financial statements of the Company are attached hereto as pages F-2 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The executive officers, directors, and significant employees of the Company and their ages, are as follows:


     Name           Age   Position                      Director Since
     ----           ---   --------                      -------------
Maryanne Carroll     48   Chief Executive Officer,      1994
                          Chief Financial Officer and
                          Director
Thomas Dean          48   Director                      1995
Ronald K. Holliday   61   Director                      1992
Richard S. Melnick   37   Secretary and Director        1988
Pedro H. Valdez      51   Director                      1994
Gerit Mulder         43   Vice President Medical        (Consultant
                          Affairs and Business           since 1994)
                          Development


   The directors of the Company are elected to serve until the next annual meeting of shareholders and until their respective successors are elected and qualify.

MARYANNE CARROLL. Ms. Carroll was elected to the Board of Directors and worked as a Consultant in May 1994. In October 1994, Ms. Carroll was appointed Chief Executive Officer. From its inception in 1987 through its sale in 1994, Ms. Carroll was President and a director of Prism Imaging Incorporated, a privately-held company located in Colorado which manufactures medical equipment.

THOMAS DEAN. Mr. Dean was elected to the Board of Directors in 1995 to fill a vacancy. Mr. Dean is President and founder of Innovative Research Associates, Inc., a financial consulting firm formed in 1992, and has 26 years experience as a retail/institutional broker with investment banking firms, including Kidder Peabody (1967-76); L.F. Rothschild (1976-82); Advest Co. (1982-86); Ladenberg, Thalmann & Co. (1986-90) and Cowen & Co.
(1990).

RONALD  K. HOLLIDAY.  Mr. Holliday served as President of the Company  from
April 1992 through August 1992. Since 1983, Mr. Holliday has been President of Strategy Research, a strategic planning, marketing consulting and new product development company which he founded. At various career points, Mr. Holliday has been President of Johnson & Johnson Ltd. (Canada); President of Shulton USA, makers of Old Spice products; Executive Vice
President of Neutrogena Corporation; General Manager of the Toiletries Division of Alberto Culver Corporation; Area Vice President of International Playtex (London, England).

RICHARD MELNICK. Mr. Melnick, Secretary/Treasurer of the Company, was a founder of the Company in 1985, was elected to the Board of Directors in

1988 and was appointed Secretary/Treasurer in 1992. In 1991, Mr. Melnick co-founded Saliva Diagnostic Systems, Inc., a public company. Also in 1991 Mr. Melnick co-founded the Environmental Trust, a tax exempt charitable organization. Mr. Melnick has been a private investor for more than ten years. From 1982 - 1984 he was a registered representative and Vice President of Corporate Finance at A.L. Havens Securities.

PEDRO H. VALDEZ. Mr. Valdez was elected to be a Director in July 1994 to fill a vacancy on the Board of Directors. Mr. Valdez has been President of Protecom Inc., a pharmaceutical distribution company which distributes products in Latin America, since 1984. From 1985 to date Mr. Valdez has also taught Spanish in Teaneck High School.

PETER MARTIN. On April 4, 1996 Peter Martin was appointed to serve as a director of the Company until the next annual meeting of shareholders of the Company. Mr. Martin is an independent investment banker and has been since 1990. Prior to 1990, Mr. Martin worked as a Vice President for National Westminster Bank USA. Mr. Martin received a J.D. from Fordham Law School in 1980, an M.B.A. in finance from Columbia Business School in 1973 and his B.A. in English from Fordham College in 1971.

DR. GERIT MULDER. On November 1, 1995, Dr. Mulder entered into a two year employment contract. His title is Vice President Medical Affairs and Business Development. His primary responsibility will be clinical evaluations for product effectiveness, marketing partners negotiation and design and implementation of the medical consulting services. Dr. Mulder was the founder of the Wound Care Healing Institute in 1982 and was President and Director until its sale in 1994. He is internationally recognized as one of the leaders in wound care research and education. He has had appointments at numerous universities and hospitals and serves on the editorial board of the journal WOUNDS. Additionally, he has evaluated over 150 wound care products, many in clinical trials, has approximately 200 presentations and publications, and directs the industry's largest educational program on wound healing for clinicians and researchers.

DISCLOSE IF ANY LEGAL PROCEEDINGS DURING THE PAST FIVE YEARS OCCURRED THAT ARE MATERIAL TO EVALUATING THE ABILITY OF ANY DIRECTORS OR SIGNIFICANT EMPLOYEES. E.G.,

     A) ANY BANKRUPTCY PETITION FILED BY OR AGAINST ANY BUSINESS OF WHICH SUCH PERSON WAS A GENERAL PARTNER OR EXECUTIVE OFFICER EITHER AT THE TIME OF THE BANKRUPTCY OR W/IN TWO YEARS PRIOR TO THAT TIME; NONE.

     B) ANY CONVICTION IN A CRIMINAL PROCEEDING OR BEING SUBJECT TO A PENDING CRIMINAL PROCEEDING (EXCLUDING TRAFFIC VIOLATIONS AND OTHER MINOR OFFENSES); NONE.

     C) BEING SUBJECT TO ANY ORDER, JUDGMENT, OR DECREE, NOT SUBSEQUENTLY REVERSED, SUSPENDED OR VACATED, OF ANY COURT PERMANENTLY OR TEMPORARILY ENJOINING, BARRING, SUSPENDING OR OTHERWISE LIMITING HIS INVOLVEMENT
        IN ANY TYPE OF BUSINESS, SECURITIES OR BANKING ACTIVITIES;  NONE.

     D) BEING FOUND BY A COURT OF COMPETENT JURISDICTION (IN A CIVIL ACTION), THE COMMISSION OR THE COMMODITY FUTURES TRADING COMMISSION TO HAVE VIOLATED A FEDERAL OR STATE SECURITIES OR COMMODITIES LAW, AND THE JUDGMENT HAS NOT BEEN REVERSED, SUSPENDED OR VACATED. NONE.

ITEM 10.  EXECUTIVE COMPENSATION.

   The following chart sets forth all compensation awarded to, earned by or paid to the Company's chief executive officer and all other officers of the Company during the last three fiscal years.


                        SUMMARY COMPENSATION TABLE

Name                Annual Compensation          Long Term Compensation
- ----                -------------------          ----------------------
                    Fiscal    Salary        Restricted Stock Awards (Options)
                     Year       $                           (#)
                    ------    ------        ---------------------------------
Richard Melnick     1993      36,000                         -
(Former Treasurer,  1994      36,000                     (125,000)
Current Secretary)  1995      12,000                      (25,000)

Anthony Adler       1994      55,500                       50,000
(Former President)

Maryanne Carroll    1994      37,500                      (50,000)1
Current President   1995      94,166                     (376,118)2

Gerit Mulder        1995      52,000                      147,500 3



       INCENTIVE STOCK OPTION PLAN AND EXECUTIVE STOCK OPTION PLAN:

   The Board of Directors of the Company adopted an Incentive Stock Option Plan (the "ISOP") and an Executive Stock Option Plan (the "ESOP") (collectively referred to herein as the "Plans") which provide that the administrators of the Plans may grant to employees in the case of the ISOP and employees, directors, and consultants in the case of ESOP, as determined by the administrators, an option to purchase shares of Common Stock at the fair market value of said shares on the date the option is granted. A maximum of 111,111 shares of Common Stock have been reserved for issuance under the ISOP and 47,619 shares of Common Stock have been reserved for issuance under the ESOP. The options granted will be exercisable for a period of up to five years from the date they are granted. Under the Plans, options may be granted only during the ten year period from the date of adoption of the Plans. The following tables summarize the activity in options under the stock option plan:

- --------------------------
    1 Options earned as consultant; April through September 1994 - 50,000. Options through February - 104,167.
    2 Options earned as President are 351,118. Options earned as a director are 25,000.
    3 Includes 67,500 shares earned as a consultant prior to joining the Company as Vice President and 30,000 shares awarded pursuant to his employment agreement.


                                                     Shares     Price Range
                                                    -------     -----------
                  ISOP PLAN
                  ---------
                  Outstanding at February 28, 1993   31,000     $2.50
                  Canceled                           31,000     $2.50
                  Outstanding at February 28, 1994        0         -
                  Outstanding at February 28, 1995        0         -

                                                     Shares     Price Range
                                                    -------     -----------
                  ESOP PLAN
                  ---------
                  Outstanding at February 28, 1993   34,920     $2.36 - $2.76
                  Canceled                           34,920     $2.36 - $2.76
                  Outstanding at February 28, 1994        0           -
                  Outstanding at February 28, 1995        0           -


                         OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                  INDIVIDUAL GRANTS

             Number of      % of Total
             Securities     Options/SARs
             Underlying      Granted to     Exercise or Base
             Options/SARs   Employees in         Price            Exp.
Name           Granted       Fiscal 1995        ($/sh)            Date
- ----         ------------   ------------    ----------------      ----

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTIONS/SAR VALUES

                                                 Number of
                Shares Acquired  Value           Unexercised Options
Name            on Exercise (#)  Realized ($)    (All Exercisable)
- ----            ---------------  ------------    -------------------



           LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

  None.

                        REISSUANCE OF STOCK OPTIONS

   Richard Melnick canceled options to purchase 100,000 shares of common stock of the Company and the Company subsequently granted an option to purchase 100,000 shares of common stock of the Company to Tom Dean.

                        COMPENSATION OF DIRECTORS.

  Directors of the Company receive annual compensation of options to purchase 25,000 shares of stock at $.65 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of February 28, 1996, with respect to (i) each person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group, showing in each case, the name (and address, if required), amount and nature of shares beneficially owned, and the percentage of the class owned by each such beneficial owner.


  Name and Address of         Beneficial         Percentage of
    Beneficial Owner          Ownership              Class
  -------------------         ----------         ------------
Mr. Richard Melnick
764 Cottage Lane              761,422(1)             9.9%
Boulder, CO  80304

Mr. Ronald K. Holliday
22 East Oak Avenue            128,000(2)             1.7%
Moorestown, NJ  08057

Ms. Maryanne Carroll
284 Jackson Street            645,298(3)             9.1%
Denver, CO  80206

Mr. Pedro Valdez
252 Griggs Avenue             135,000(4)             1.8%
Teaneck, NJ  07666

Mr. Tom Dean
c/o Innovative Research
Assoc., Inc.                  175,000(5)             2.3%
520 Madison Avenue
New York, NY  10022

David Russell
45 Park Place South,          1,300,000               17%
Suite 103
Morristown, NJ  07960

Gerit Mulder
4720 E. Princeton Ave.        147,500(6)             1.9%
Englewood, CO  80110

All Officers and              1,992,220
Directors                      (1) (2)                26%
as a Group (six persons)       (3) (4)
                               (5) (6)


   (1) Includes 49,530 shares owned by Vocal Research Partners ("VRP"), a division of Redwood Capital Group, Inc. ("Redwood") and Redwood. Mr. Richard Melnick is President, director and owns approximately 90% of Redwood. For purposes of Rule 13d-3 promulgated under the Exchange Act, Redwood and Mr. Melnick are deemed to beneficially own the shares of Common Stock owned by VRP. As of February 28, 1996 this figure includes options to purchase 64,682 shares of Common Stock exercisable at $.50 per share and 25,000 shares at $1.625 per share. Also includes 91,349 shares owned by, and options to purchase 7,936 shares of Common Stock exercisable at $1.57 per share granted to Mr. Melnick's wife of which Mr. Melnick disclaims beneficial interest.

   (2) Includes an option to purchase 100,000 shares of Common Stock exercisable at $.50 per share and 25,000 shares at $.625 per share granted to Mr. Holliday.

   (3) Includes options to purchase 401,118 shares of Common Stock exercisable at $.50 per share and 25,000 shares at $.625 per share granted to Ms. Carroll.

   (4) Includes an option to purchase 25,000 shares of Common Stock exercisable at $.625 per share.

   (5) Includes an option to purchase 100,000 shares of Common Stock exercisable at $.50 per share issued to Innovative Research Associates, Inc., a company controlled by Mr. Tom Dean and 25,000 shares at .625 per share.

   (6) Includes an option to purchase 50,000 shares of Common Stock exercisable at $.50 per share.

   The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. Norman Dean received a $65,000 commission for the placement of 1,300,000 shares of stock in the September 15, 1995 private placement.
2. Dr. Mulder was entitled to receive 67,500 shares of stock as partial payment for consulting services provided between October 1994 and October 1995. This stock was issued.

3. Dr. Mulder also received a contingent assignment of 70,000 options for shares from Richard Melnick and Maryanne Carroll. The options will vest only upon the occurrence of any one of three contingencies:
   a) Total sales of DermaRx Corporation shall exceed $3,500,000 for the calendar year of 1996.
   b) DermaRx Corporation is sold to a third party buyer for a total value of $22,000,000 or more prior to January 1, 1997 or at that time is under contract or in serious negotiation which consummates in a sale prior to March 31, 1997.
   c) DermaRx Corporation is sold to a third party buyer for a total value of $16,000,000 or more prior to January 1, 1996 or at that time is under contract or in serious negotiation which consummates in a sale prior to March 31, 1996.
4. Dr. Mulder also received 30,000 shares as a signing bonus for entering into an employment contract with the Company on October 27, 1995.
5. As a term of Dr. Mulder's employment contract, he will receive one option per year to purchase 50,000 shares of common stock at $.50 per share any time before December 31, 1999, for each year of the agreement, i.e., November 1, 1995 to November 1, 1997, (100,000 total shares). Options shall be considered earned on the last day of each contract year.
6. Maryanne Carroll received shares for her participation in the debt conversion in which she converted $54,590.00 of the Company's debt in exchange for 109,180 shares at $.50 per share.
7. Rick Melnick also received shares as a result of his participation in the debt conversion in which he converted $99,123.30 of the Company's debt in exchange for 198,247 shares at $.50 per share.



                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       1.    Financial Statements
                --------------------
                Independent Auditor's Report.

                Consolidated Balance Sheet as of February 28, 1996.

                Consolidated Statements of Operations for the years ended February 28, 1996 and February 28, 1995.

                Consolidated Statements of Common Stockholders' Equity (Net Capital Deficiency) for the years ended February 28, 1996 and February 28, 1995 (as restated).

                Consolidated Statements of Cash Flows for the years ended February 28, 1996 and February 28, 1995.

          Notes to Consolidated Financial Statements.

(a)       2.    Financial Statement Schedules
                -----------------------------
                Schedule IV - Indebtedness of and to Related Parties

                Schedule IX - Short Term Borrowings

(a)       3.    Other Exhibits
                --------------
                3(a).  Certificate  of  Incorporation  of  the  Company,  as
                       amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-15607 on Form S-18 under the Act (the "S-18 Registration Statement")).

                3(b) By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the S-18 Registration Statement).

                3(c) Vocal Feedback and Associates Apparatus Information Disclosure Statement filed in the U.S. Patent and Trademark Office on October 11, 1983, Notice or Recordation of Assignment of Document, Amendment dated January 21, 1985, Notice of Appeals dated June 1985; Amendment dated July 22, 1985 and Continuation-in-Part Application filed on November 14, 1985; Notice of Allowance and Issue Fee Due dated December 10, 1986 (incorporated by reference to Exhibit 10.12 to the S-18 Registration Statement).

                10(b)  Sublease Agreement.

                10(c) Agreement between the Company and the Ashley Group dated May 24, 1993 (incorporated by reference to Exhibit 10(m) to the 1993 10-KSB).

                10(e) Securities Registration Agreement used in the Company's March 1993 private placement (incorporated by reference to Exhibit 10(o) to the 1993 10-KSB).

                10(f) Settlement Agreement dated March 29, 1994 among M. Sue Benford, the Company, other others (incorporated by reference to exhibit 10(g) to the 1994 10-KSB).

                14     Notice of Grant of European  Patent (incorporated   by
                       reference to Exhibit 14 to the Company's Form 10-K for its fiscal year ended February 28, 1991).

(b)            REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during its fiscal quarter ended February 28, 1996.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              DermaRx Corporation


              By: /S/ Maryanne Carroll
                  _________________________________
                  Maryanne Carroll,
                  Chief Executive Officer


              Date: May 28, 1996
                    _______________________________


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              By: /S/ Maryanne Carroll
                  _________________________________
                  Maryanne Carroll,
                  Chief Executive Officer

               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                   EXCHANGE ACT BY NON-REPORTING ISSUERS

   No annual report to security holders covering the registrant's last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders material has been sent to security holders. No such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form.

                              Paul C. Roberts
                        Certified Public Accountant
                           600 Bedford road, BHA
                        Pleasantville, N.Y.  10570
                              (914) 741-1508

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
DermaRX, Inc. and Subsidiary

     I have audited the accompanying consolidated balance sheet of DermaRX, Inc. and subsidiary at February 28, 1996 and the related consolidated statements of operations, changes in common stockholders' equity and cash flows for each of the two years in the period ended February 28, 1996. In connection with my audit of the consolidated financial statements, I also have audited financial statement schedules IV and IX. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. My responsibility is to an express an opinion on these financial statements based on my audits.

      I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DermaRX, Inc. and subsidiary at February 28, 1996 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1996 in conformity with generally accepted accounting principles. Also in my opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's past default on certain loan agreements, recurring losses, and past deficiencies in working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.

                                   /signature/

                                   PAUL C. ROBERTS
                                   Certified Public Accountant
Pleasantville, New York
May 14, 1996


                          DERMARX AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                             FEBRUARY 28, 1996

                                  ASSETS
Current assets:
     Cash and cash equivalent                                          $712,392
     Accounts receivable - trade                                          5,694
     Inventory - Finished goods                                          62,677
     Prepaid expense                                                     12,653
                                                                       --------
          Total current assets                                          793,416
                                                                       --------

Property and equipment:
     Computer equipment, net of accumulated depreciation of $1,342       11,753

Other assets:
     Security deposits                                                    3,286
     Patents, net of accumulated amortization of $31,009                119,682
                                                                        -------
                                                                        122,968
                                                                        -------
                                                                       $928,137
                                                                       ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable - bank                                                 $5,881
     Accounts payable and accrued expenses                               67,487
                                                                       --------
          Total current liabilities                                      73,368
                                                                       --------
     Other Liabilities accrued expense (see note 11)                    215,166
                                                                       --------
Long-term debt:
     Notes payable - net of discounts                                    33,377
     Notes payable - related party, net of discounts                     47,946
     Accrued interest - notes payable                                     3,208
     Accrued interest - notes payable, related party                      5,301
                                                                        -------
        Total long-term debt                                             89,832
                                                                        -------
     Commitments and Contingencies
     Series A redeemable convertible preferred stock:
14% dividend rate; $.10 par value; 800 shares authorized; 0 shares issued and outstanding
Common stockholders' equity:
     Common stock, $.05 par value: 8,000,000 shares authorized;
       7,052,363 shares issued and outstanding                         $352,618
     Additional paid-in capital                                       3,955,745
     Accumulated (deficit)                                           (3,758,592)
                                                                    -----------
                                                                        549,771
                                                                        -------
                                                                       $928,137
                                                                       ========
See accompanying Auditor's Report and notes to Financial Statement.


                          DERMARX AND SUBSIDIARY
                         STATEMENTS OF OPERATIONS

                                                            Years Ended February 28
                                                               1996         1995
                                                               ----         ----
Revenues:
     Sales, net discounts                                    $49,738      $42,517
     Cost of Goods sold                                       13,406        9,023
                                                              ------       ------
     Gross profit                                             36,332       33,194

     General and Administrative                              451,696      251,272
                                                             -------     --------
(Loss) from operations                                      (415,364)    (217,778)

Other income (expense)
     Interest income                                          11,134       -
     Interest expense                                        (59,123)     (29,180)


Net (loss)                                                 $(463,353)   $(246,958)
                                                           ==========   ==========

Net (loss) per common share                                   $(.09)       $(.08)

Weighed average shares outstanding                         4,956,185    3,210,757
                                                           ==========   ==========














See accompanying Auditor's Report and notes to Financial Statement.


                          DERMARX AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995
                               Common Stock
                               ------------
                                              Additional
                                     Par       Paid-in     Accumulated
                        Shares      Value      Capital       Deficit         Total
                        ------      -----     ----------   -----------       -----
Balance -
February 28, 1994      2,116,813    $105,841  $2,337,175   $(3,048,281)     $(605,265)
Shares issued in
preferred stock
conversion               250,000      12,500     111,050        -              123,550
Shares issued on
conversion of
accounts payable and
accrued expenses         252,558      12,627     129,230        -              141,857
Shares issued upon
conversion of notes
payable                  297,804      14,890     132,110        -              147,000
Shares issued on
conversion of accrued
interest                  68,558       3,428      31,038        -               34,466
Shares issued in
connection with
financing                631,000      31,550           -        -               31,550
Shares issued for
services                 180,000       9,000       1,000        -               10,000
Shares reacquired in
litigation settlement  (197,768)     (9,888)   (137,612)        -             (147,500)

Net (loss)                 -            -           -         (246,958)       (246,958)
                       ---------     -------   ---------    -----------      ----------
Balance - February
28, 1995               3,598,965     179,948   2,603,991    (3,295,239)       (511,300)
Shares issued in
private placements     2,718,500     135,925   1,064,925        -            1,200,850
Shares issued upon
conversion  of notes
& accrued expenses       637,398      31,870     286,829        -              318,699
Shares issued per
consulting and
employment agreements
                          97,500       4,875        -           -                4,875

Net (loss)                  -           -           -         (463,353)       (463,353)
                       ---------    --------  ----------   ------------      ----------
Balance -
February 28, 1996      7,052,363    $352,618  $3,955,745   ($3,758,592)       $549,771
                       =========    ========  ==========   ============      ==========


See accompanying Auditor's Report and notes to Financial Statement.



              DERMARX AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                  YEARS ENDED FEBRUARY 28, 1996 AND 1995

                                                                     1996         1995
                                                                     ----         ----
Cash flows from operating activities:
   Net (loss)                                                   $(463,353)   $(246,958)
   Adjustments to reconcile net (loss) to net cash (used) by
      operating activities:
      Accounts payable, accrued expenses and accrued interest      58,074      176,323
        converted to common stock
      Expenses paid by issuance of stock                             -          10,000
      Discount on notes amortized                                  20,106        7,767
      Depreciation and amortization                                 9,832        9,023
   Changes in assets and liabilities:
      Decrease in accounts receivable                               5,766        3,482
      Decrease (Increase) in inventory                             16,251      (68,669)
      (Increase) decrease in prepaid expenses                     (11,605)      (1,048)
      Decrease in other assets                                     (3,286)         500
      (Increase) (Decrease) in accounts payable, accrued
       interest and accrued expenses                              (81,057)     (38,533)
      (Decrease) dividends in arrears                                -         (12,000)
                                                                 ---------    ---------
   Net cash (used) by operating activities                       (449,272)    (160,113)
                                                                 ---------    ---------
Cash flows from investing activities:
      Purchase of property and equipment                          (12,297)         -
                                                                 ---------
   Net cash (used) by investing activities                        (12,297)         -
                                                                 ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                       1,200,850          -
   Proceeds from debt obligations                                    -         315,500
   Repayment of debt obligations                                  (32,619)      (6,000)
   Purchase Treasury Shares                                          -        (147,500)
                                                                ----------    ---------
Net cash provided by financing activities                       1,168,231      162,000
                                                                ----------    ---------
Net increase in cash and cash equivalents                         706,662        1,887

Cash and cash equivalents, beginning of year                        5,730        3,843
                                                                ----------    ---------
Cash and cash equivalents, end of year                           $712,392       $5,730
                                                                ==========    =========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                 $7,416       $1,400
                                                                   ======       ======

    See accompanying Auditor's Report and notes to Financial Statement.


         DERMARX (FORMERLY INNOTEK, INC.) AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FEBRUARY 28, 1996 AND 1995

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:
     The Company was organized on June 4, 1985 under the name Vocaltech, Inc. On December 11, 1992 the Company changed its name to Innotek, Inc. and on January 24, 1995 again changed its name to DermaRx, Inc. The Company is engaged in the development for future sale of non-prescription products to hospitals, nursing homes and health care centers.

     Consolidation:
     The consolidated financial statements and accompanying data include DermaRx, Inc. and its wholly-owned subsidiary. All material transactions between companies are eliminated. The subsidiary is on a calendar year basis in order to enable a more efficient and timely audit at year end.

     Revenue Recognition:
     The Company and its subsidiary recognize sales and the related costs of sales upon shipment of goods.

     Depreciation and Amortization:
     Property and equipment are reflected at cost.

     Property and equipment are being depreciated over estimated useful lives of five years, principally using the straight-line method for both book and tax reporting purposes. Patents are being amortized using the straight-line method over a period of ten to seventeen years.

     (Loss) Per Share:
     (Loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. The weighted-average number of shares of common stock does not include common equivalent shares for the assumed exercise of the common stock options and warrants, as the effect would be antidilutive.

     Cash and Cash Equivalents:
     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Use of Estimate:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory:
     Inventory is valued at the lower of cost or market, with cost determined by the first in, first out (FIFO) method.

Note 2 - OPERATING RESULTS AND MANAGEMENT'S PLANS

     The Company has had recurring operating losses, has been in default of certain debt agreements and has had deficiencies in working capital in the past which raise doubt about the Company's ability to continue as a going concern.

     Management's plans have included the conversion of certain debt and liabilities to common stock of the Company, and a change in marketing strategy during the 1991 fiscal year. The Company also acquired Innovisions, Inc. The Company has raised $1,200,850 net of costs in private placements and converted debt and liabilities to common stock. The Company is devoting all its resources to developing and marketing its over the counter skin care products.


Note 3 - NOTES PAYABLE -- OTHER

     In September, 1992, the Company completed a private placement whereby it sold 4.68 units, each unit consisting of a $25,000, one year promissory note bearing interest at the rate of 8% per annum and 12,500 shares of common stock of the Company. The Company raised $117,000 in this placement, of which $25,000 was from a director of the Company. During the fiscal year ended February 28, 1994, a holder of a $10,000 note converted to 20,000 common shares of the Company. During the fiscal year ended February 28, 1995, the holders of $47,000 of the notes converted to common stock of the Company. During the fiscal year ended February 28, 1996, the holders of $35,000 of the notes converted to common stock of the Company and the remaining $25,000 was repaid.

Note 4 - LONG TERM DEBT

     During the year ended February 28, 1995, the Company raised $315,500 in a private placement by issuance of three year notes which bear interest at a rate of 6% per annum. In connection with the issuance of the notes, the Company issued 631,000 shares of its common stock to the noteholders. During the year ended February 25, 1996, holders of $230,500 of the notes plus interest accrued thereon converted to common stock of the Company. Of this amount $140,500 was converted by officers and directors of the Company.

     In connection with its acquisition of Innovisions, Inc. the Company acquired an obligation to a bank in the amount $27,500. The note is payable at the rate of $500 per month. The final payment is due March 10, 1997. The note is collateralized by a blanket lien on the assets of Innovisions, Inc. and guaranteed by a shareholder of the Company. The balance at February 28, 1996 is $5,881.

     Aggregate maturities of notes payable are as follows:


                                      Fiscal Year             Amount
                                      -----------             ------
                                      1997                    $5,881
                                      1998                         -
                                      1999                   $93,509
                                                             -------
                                                             $99,390
                                      Less:  Discounts       (3,677)
                                                             -------
                                                              95,713
                                      Less:  Current Portion   5,881
                                                             -------
                                                             $89,832
                                                             =======


Note 5 - INCOME TAXES

     The Company has changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, Accounting for Income Taxes. This accounting change had no significant impact on the Company's financial statements.

     As of February 28, 1996, the Company has net operating loss carryforwards of approximately $3,600,000 for both financial statement and income tax purposes which expire in the years 2001 through 2011, and unused research and development credits of $21,000 which expire in 2001. The Company has provided a full valuation reserve against the benefit of the net operating loss and unused R&D Credits due to uncertainty regarding its ability to use them.


Note 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company has authorized 800 shares of $.10 par value preferred stock and issued at $100 per share, all 800 shares of $.10 par value Series A 14% convertible preferred stock. The Series A preferred stock is redeemable upon 30 days written notice by the Company or the registered holder at $100 per share. The holders of the Series A preferred stock are entitled to 15 votes per share on all matters submitted to a vote of the common shareholders and is entitled in liquidation to $100 per share plus all accrued and unpaid dividends.

     During the year ended February 28, 1995, the holder of all 800 shares of outstanding preferred stock converted these shares and accrued dividends thereon into 250,000 shares of common stock of the Company and $12,000 in cash.

Note 7 - RELATED PARTY TRANSACTION

     During the year ended February 28, 1995, the Company incurred consulting fees of $37,500 from officers and directors of the Company.

     During the fiscal year ended February 28, 1995, the Company received $190,500 from officers and directors of the Company in its private placement (See Note 4).

Note 8 - COMMON STOCK

     During  the year ended February 28, 1996, the Company issued
     2,718,500 shares of its common stock in private offerings for net proceeds of $1,200,850.

     During the years ended February 28, 1996 and 1995, the Company converted $265,500 and $147,000 of notes payable into 531,000 and 297,804 shares of common stock of the Company, respectively.

     During the years ended February 28, 1996 and 1995, the Company converted $53,199 and $176,323 of liabilities into 106,398 and 330,082 shares of common stock of the Company, respectively.

     During  the  years ended 1996 and 1995, the  Company  issued
     97,500 and 180,000 shares of the common stock of the Company in exchange for services, respectively.

     During  the year ended February 28, 1995, the Company issued
     631,000 shares of common stock of the Company in connection with the receipt of $315,500 of financing.

     During  the year ended February 28, 1995, the Company issued
     250,000 shares of common stock upon the conversion of all outstanding shares of preferred stock plus dividends in arrears.

Note 9 - STOCK OPTIONS

     (a) The Company has an incentive stock option plan (ISOP) for employees and an executive stock option plan (ESOP)
       for employees, directors, and consultants, under which options to purchase common stock may be granted at fair market value on the grant date or otherwise as specified under the executive stock option plan. A maximum of 111,111 shares and 47,619 shares have been reserved for issuance under the ISOP and the ESOP, respectively. No options were outstanding at February 28, 1996 and 1995 under either plan.


     (b)  Other Stock Options:

     The following table summarizes the activity in other options:


                                                SHARES         PRICE RANGE
                                               -------        ------------
                                               510,416        $.75 - $2.50
                                               -------        ------------
                                                                     $2.50
                                                                     -----
Outstanding at February 28, 1994               522,480        $.50 - $1.58
                                               -------        ------------
     Granted                                   145,000                $.50
     Expired                                    56,603               $1.58
     Canceled                                   69,841                $.50
                                               -------               -----
Outstanding at February 28, 1995               541,036        $.50 - $1.58
                                               -------        ------------
     Granted                                   626,118                $.50
     Expired                                    67,461        $.76 - $1.58

Outstanding at February 28, 1996             1,099,693        $.50 - $1.58
Exercisable at February 28, 1996             1,099,693        $.50 - $1.58
                                             ---------        ------------


     See Note 11 for other options which may be issued under employment agreements.

Note 10 - STOCK WARRANTS

     In July 1990, the Company issued warrants to purchase 19,048 shares of common stock of the Company at $3.15 per share that expired August 1, 1994. These warrants were issued along with convertible debentures. During the fiscal year ended February 28, 1992 the debentures were in default. As consideration to waive the default, the Company extended the date of expiration for five years to August 1, 1999.


Note 11 - COMMITMENTS

     Operating leases:
     The   Company  was  obligated  under  a  lease  for   office
     facilities which expired on March 31, 1996. The annual rentals are $6,912, $7,200 and $7,800 for the first, second and third years of the lease, respectively. The Company abandoned the premises as of February 28, 1994. The landlord has not yet declared the lease to be in default nor commenced proceedings against the Company.

     The Company is now obligated under a lease for office space which expires April 30, 1997 at the monthly rental of $3,286 per month.

     Employment agreement:
     The Company has entered into an employment agreement with an officer of the Company. The agreement provides for annual compensation of $90,000 and $100,000 for the first and second year of the agreement respectively, the agreement expires on October 1, 1996. The agreement also provides for stock options to purchase up to 5% of the Company's fully diluted capital stock after completion of its private placement at the rate of $.50 per share any time before October 1, 1998. Additionally, another option in the second year of the agreement was provided to purchase up to 5% of the Company's fully diluted capital stock at the greater of $.50 per share or the per share financing amount of any additional financing completed before October 1, 1996. These options may be exercised any time before October 1, 1999.


     The   Company  has  entered  into  a  royalty  and  security
     agreement with a law firm to which the Company owes $205,487.32. The agreement provides for simple interest of 9% on the outstanding balance owed. The agreement calls for payment of the outstanding balance by payment of a royalty equal to 7% of gross sales of certain products the Company until the outstanding balance plus accrued interest thereon is paid. The Company has granted a security interest in its patent entitled "Eradication and Treatment of Diaper Dermatitis and Related Skin Disorders" to the law firm in conjunction with this agreement.

     The   Company  has  entered  into  an  employment  agreement
     beginning on November 1, 1995 and expiring October 31, 1997. The agreement calls for annual compensation of $106,000 plus a performance bonus equal to 1 1/2% of annual net increases in revenues of certain of the Company's skin care products with a minimum of $2500 per month. The agreement also calls for the issuance of 30,000 shares of the Company's common stock to the employee as a signing bonus at the time the contract is signed. The contract was signed on October 27, 1995, and the shares were delivered. As a term of Dr. Mulder's employment contract, he will receive one option per year to purchase 50,000 shares of common stock at $.50 per share any time before December 31, 1999, for each year of the agreement, i.e., November 1, 1995 to November 1, 1997, (100,000 total shares). Options shall be considered earned on the last day of each contract year.

Note 12 - MAJOR CUSTOMERS

     For  the  years ended February 28, 1996 and 1995 there  were one and three customers, respectively, who accounted for more than ten percent of the Company's sales of one of its two non-prescription products. The Company is not dependent, however, and believes the loss of one of its customers would not have a material effect on the Company's sales.

Note 13 - MANUFACTURING

     For  1996  and  1995  the  Company  is  dependent  on  three suppliers of its non-prescription products.  The Company has
     identified   additional  suppliers  to  serve   as   back-up
     suppliers.

Note 14 - LITIGATION SETTLEMENT

     The Company was involved in six lawsuits (as described in further detail in Item 3 of Form 10-KSB) with M. Sue Benford or entities controlled by her. The Company was a plaintiff in two actions and a defendant in four others. During the year ending February 28, 1994 all six lawsuits have been dismissed with prejudice pursuant to a settlement agreement as described below.

     The Company reached a settlement agreement with M. Sue Benford whereby the Company paid Ms. Benford $87,500 and issued a promissory note for another $87,500 due 120 days from the date of the settlement agreement. The promissory note was collateralized by 30,000 shares of common stock of Saliva Diagnostics Systems, Inc. held and owned by a director of the Company. The director was indemnified by the Company for $60,000. The Company was in default of the promissory note and it and the director have decided to forfeit the Saliva Diagnostics Systems, Inc. shares in full and complete satisfaction of the promissory note. Ms. Benford, under the settlement agreement was required to return to the Company all shares held by her, which totaled 197,768. Ms. Benford assigned to the Company all rights, title and interest in U.S. patent number 5,110,593 entitled "Eradication and Treatment of Diaper Dermatitis and Related Skin Disorders." Also the employment agreement, as discussed in Note 11, was deemed null and void and without any force or effect.

Note 15 - SUBSEQUENT EVENT

     Subsequent   to   fiscal  year  ended  February   28,   1996
     Innovisions, Inc. transferred all assets to DermaRx in exchange for forgiveness of debt and Innovisions, Inc. was then dissolved.

     On April 4, 1996 Peter Martin was appointed to serve as a director of the Company until the next annual meeting of shareholders of the Company.

     The  Company  issued options to purchase 125,000  shares  to
     five  (5)  directors of the Company at $.625 per  share.   A
     510(d) application for DermMend-TM- Gel submitted to the FDA in
     May  1996.   Four product formally launched at the Symposium
     for Advanced Wound Repair in Atlanta, Georgia, April 1996.


         DERMARX (FORMERLY INNOTEK, INC.) AND SUBSIDIARY
          SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED
                      PARTIES - NOT CURRENT


                            Balance at
                            ----------
                           Beginning of        Indebtedness to       Balance at End
                           -------------       ---------------       --------------
      Description             Period        Additions   Deductions     of Period
      -----------             ------        ---------   ----------     ---------
Year Ended February 28,
1996


Maryanne Carroll (1)         $48,597         $5,893      $54,490             $0
Richard Melnick (1)          $88,716        $10,407      $99,123             $0
Pedro Valdez                 $48,580         $4,667      $0             $53,247


    (1)  Deduction was a conversion of the debt to Common Stock of the Company.



         DERMARX (FORMERLY INNOTEK, INC.) AND SUBSIDIARY
               SCHEDULE IX - SHORT-TERM BORROWINGS


                                                Maximum        Average        Weighted
  Category of     Balance at     Weighted        Amount         Amount         Average
   Aggregate        End of        Average      Outstanding   Outstanding    Interest Rate
   Borrowings       Period     Interest Rate    in Period    in Period(a)   in Period (b)
   ----------       ------     -------------   -----------   ------------   -------------
Year Ended
February 28,
1996
Notes payable -
Bank                $5,881         7.24%         $6,000         $5,990           7.24%




     (a)  Based upon month end balance outstanding
     (b) Weighted average interest rates were computed by dividing the related interest expense by the average amount of short-term borrowings