Form 10QSB
period 1996-05-31
DERMARX CORP
filed 1996-07-25
CIK 793043

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended
                                MAY 31, 1996

                                     OR

[ ]         TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER:  33-5384

                         DERMARX CORPORATION
           (Exact name of registrant as specified in its charter)

                 DELAWARE                        13-3301899
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)         Identification No.)

       400 COLORADO BLVD., SUITE 420
              Denver, Colorado                      80206
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (303) 333-4600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes [  X  ]     No [     ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,225,969 shares (as of July 1, 1996) of common stock, par value $.01 per share.

                             DERMARX CORPORATION

                                     INDEX

Page No.
  Part I.    Financial Information

    Item 1.    Financial Statements                                  1

               Balance Sheet - May 31, 1996                          1

               Statements of Operations -                            2
               Three Months Ended May 31, 1996 and 1995

               Statements of Cash Flows -                            3
               Three Months Ended May 31, 1996
               and 1995

               Notes to Financial                                    4
               Statements

     Item 2.   Management's Discussion and Analysis                  5
               of Financial Condition and
               Results of Operations

Part II.       Other Information

     Item 4.   Submission  of  Matters to a  Vote  of  Securities    6
               Holders

     Item 6.   Exhibits and Reports on Form 8-K                      6

Signature                                                            7

PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements


                               DERMARX CORPORATION
                    BALANCE SHEET MAY 31, 1996  (Unaudited)
                                      ASSETS
Current assets:
     Cash                                                         $477,575
     Accounts receivable                                             2,144
     Inventory - Finished goods                                    107,138
     Prepaid expense                                                 8,405
                                                                  ---------
          Total current assets                                     595,262
                                                                  ---------
Property and equipment, net of accumulated
     depreciation of $68                                           $16,425

Other assets:
     Patents, net of accumulated amortization of $26,576           117,467
                                                                  ---------
Total Assets                                                      $732,440
                                                                  =========
        LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)

Current liabilities:
     Note payable - bank                                            $4,381
     Notes payable - other                                               0
     Accounts payable and accrued expenses                          48,309
     Accrued interest - notes payable                                    0
     Related party                                                       0
                                                                    -------
          Total current liabilities                                 52,690
                                                                    -------
Long-term debt:
    Note payable - bank
    Accrued expenses                                               219,750
     Notes payable - net of discounts                               33,670
     Note payable - related party, net of discounts                 48,363
     Accrued interest - note payable                                 3,733
     Accrued interest - note payable, related party                  6,051
                                                                   --------
        Total long-term debt                                       311,567
        --------------------                                       --------
            Commitments and Contingencies
Total Liabilities

Common stockholders' equity (deficiency):
     Common stock, $.05 par value: 8,000,000 shares authorized;
     7,052,363 shares issued and outstanding                       352,618
     Additional paid-in capital                                  3,955,745
     Accumulated (deficit)                                      (3,940,179)
                                                                -----------
                                                                   368,184
                                                                -----------
Total Liabilities and Stockholder's Equity (deficit)              $732,440
                                                                ===========



             SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                       DERMARX CORPORATION
                    STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                            May 31, 1996
                                                         1996          1995
                                                         ----          ----
                                                            (unaudited)
Revenues:
     Sales, net of discounts                            $11,944       $15,375
                                                         11,944        15,375
                                                      ----------   ----------
Expenses                                                193,572       120,692
                                                      ----------   ----------
Net (Loss) from continuing operations                  (181,628)    (105,317)

Dividends on series A preferred stock                         -            -

                                                       (181,628)    (105,317)
Net (Loss) from discontinued operations                       -            -
                                                      ----------   ----------
Net (Loss) attributable to common stock               ($181,628)   ($105,317)
                                                      ==========   ==========
Net (Loss) per common share:
     From continuing operations                           $(.03)       $(.03)
     From discontinued operations                             -            -
                                                       ---------    ---------
                                                          $(.03)       $(.03)
                                                       =========    =========
Weighted-average number of common shares
outstanding                                            7,052,363    3,853,764
                                                       =========    =========




                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                       DERMARX CORPORATION
                    STATEMENTS OF CASH FLOWS

                                                                       Three  Months Ended May 31
                                                                           1996          1995
                                                                           ----          ----
                                                                               (Unaudited)
Cash flows from operating activities:
   Net (loss)                                                            $(181,628)   $(105,317)
   Adjustments to reconcile net (loss) to net cash (used) by
      operating activities:
      Amortization of discounts on notes                                       750        2,622
      Expenses paid by Issuance of stock
      Depreciation and amortization                                          3,436        2,640
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                             3,551       (3,095)
      (Increase) Decrease in inventory                                     (44,461)       5,263
      (Increase) Decrease in other assets                                   (1,644)        (634)
      Increase (Decrease) in accounts payable, accrued interest            (14,820)      (9,765)
         and accrued expenses
      Increase (Decrease) dividends in arrears                                   -            -
                                                                         ----------    ---------
   Net cash (used) by operating activities                                (234,817)    (108,286)
                                                                         ----------    ---------
Cash flows from financing activities:
     Net Proceeds of equity sale                                                        230,000
     Net proceeds from debt obligations
     Purchase Treasury Shares                                                            (2,500)
     Repayment of debt obligations
                                                                         ----------    ---------
Net cash provided by financing activities                                        0      227,500
                                                                         ----------    ---------
Net increase in cash and cash equivalents                                ($234,817)    $119,214

Cash and cash equivalents, March 1, 1996                                   $712,392       5,730
                                                                         ----------    ---------
Cash and cash equivalents, May 31, 1996                                    $477,575    $124,944
                                                                         ----------    ---------





                     SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       DERMARX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of May 31, 1996, the statements of operations for the three months ended May 31, 1996 and 1995 and the statements of cash flows for the three months ended May 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of May 31, 1996 and for all periods presented have been made. The results of operations, for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended February 28, 1996, which was filed with the Securities and Exchange Commission.

               DERMARX CORPORATION and SUBSIDIARY

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The primary focus of activity for the fiscal quarter ended May 31, 1996 was preparing the newly developed line of products for marketing. Results of activities included the U.S. Patent Office notifying the Company that the DermaMend-TM- Foam and the DermaMend-TM- Cleanser patents had been allowed; completing export documentation and receiving quality approval for a distribution
agreement  with  Boots  Healthcare-Australia.   Completion  of  a
number of the products allowed the Company to formally launch its new line at the Symposium for Advanced Wound Repair in April 1996, and the Wound Ostomy Continence and Nurses Society annual
meeting   in  May  1996,  and  to  begin  the  second  phase   of
distribution negotiations for its wound care products, and is negotiating with several pharmaceutical companies to license the diaper rash product.

     The Company's revenues decreased to $11,944 in its fiscal quarter ended May 31, 1996 from $15,375 in its fiscal quarter ended May 31, 1995, a decrease of $3,431. This decrease is negligible and not attributable to any particular trend or effect. Limited resources were devoted to marketing and only part of the new wound care line was available for sale. Revenues are expected to increase in the second half of fiscal year 1996. The Company's costs of goods sold as a percentage of revenues decreased to 17% from 33% in the three months May 31, 1996 as compared to the comparable period one year ago. Total expenses were $193,572, an increase of $72,880 from the comparable period one year ago. This increase is primarily attributable to an increase in research and development costs, the costs related to launching the products such as packaging and new operating headquarters. Interest expense decreased by $3,110 for the quarter ended May 31, 1996, compared to the same period in 1995. For the first quarter of fiscal year 1996, the Company had a net loss of $181,628 or $.03 per share as compared to a net loss of $105,317 or $.03 per share for the previous comparable period.

Subsequent Event

      A patent application on DermaMend-TM- Gel, the Company's recently developed amorphous hydrogel, was submitted in July.


Liquidity and Capital Resources

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

     There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended May 31, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DERMARX CORPORATION
                                   (Registrant)



Dated:    July 15, 1996            /S/ Maryanne Carroll
                                   ----------------------
                                   Maryanne Carroll,
                                   Chief Executive Officer