Form 10QSB
period 1996-08-31
DERMARX CORP
filed 1996-11-01
CIK 793043

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                           AUGUST 31, 1996

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

                         DERMARX CORPORATION

                                INDEX

                                                                      Page
                                                                       No.
Part I.  Financial Information

   Item 1.  Financial Statements                                       1

            Balance Sheet - August 31, 1996                            1

            Statements of Operations -                                 2
            Three  Months and Six Months Ended August 31, 1996
            and 1995

            Statements of Cash Flows -                                 3
            Three Months Ended August 31, 1996 and 1995

            Notes to Financial Statements                              4

   Item 2.  Management's Discussion and Analysis                       5
            of Financial Condition and Results of Operations

            Liquidity & Capital Resources                              6

Part II. Other Information

   Item 4.  Submission  of  Matters to a Vote of  Securities           7
            Holders

            Exhibits and Reports on Form 8-K                           7

   Item 6.  Signature                                                  8

PART I.   FINANCIAL INFORMATION
  Item 1.   Financial Statements


                         DERMARX CORPORATION
               BALANCE SHEET AUGUST 31, 1996  (Unaudited)
                               ASSETS

Current assets:
     Cash                                                     $293,878
     Accounts receivable                                        10,415
     Inventory - Finished goods                                113,278
     Prepaid expense                                            17,605
                                                              --------
          Total current assets                                 435,176
                                                              --------

Property and equipment, net of accumulated
     depreciation of $3,754                                    $16,551
                                                              --------
Other assets:
     Patents, net of accumulated amortization of $35,439       115,252
     $35,439
                                                              --------
Total Assets                                                  $570,265
                                                              ========

          LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)

Current liabilities:
     Note payable - bank                                        $2,881
     Notes payable - other                                           0
     Accounts payable and accrued expenses                      41,928
     Accrued interest - notes payable                                0
                                                               -------
          Total current liabilities                             44,809
                                                               -------
Long-term debt:
     Notes payable - net of discounts                           34,003
     Note  payable  -  related  party,  net  of                 48,780
     discounts
     Accrued interest - note payable                             4,258
     Accrued  interest - note  payable,  related                 6,801
     party
                                                               -------
        Total long-term debt                                    93,842
                                                               -------
     Commitments and Contingencies
        Contingent liability                                   224,334
                                                               -------
        Total  long-term debt commitments  and                 318,176
        contingencies                                          -------

Common stockholders' equity (deficiency):
     Common  stock,  $.05 par  value:  8,000,000
        shares authorized;
     7,225,969 shares issued and outstanding                   361,298
     Additional paid-in capital                              3,955,745
     Accumulated (deficit)                                  (4,109,763)
                                                            ----------
                                                               207,280
                                                            ----------
                                                              $570,265
                                                            ==========

          See accompanying notes to the financial statements.

                                   1

                         DERMARX CORPORATION
                      STATEMENTS OF OPERATIONS

                                     Three Months         Six Months
                                        Ended               Ended
                                      August 31,           August 31,
                                    1996      1995      1996       1995
                                    ----      ----      ----       ----
                                      (unaudited)         (unaudited)
Revenues:
     Sales, net of discounts       $7,383   $16,751    $13,143    $32,126
                                    7,383    16,751     13,143     32,126

Cost of goods sold                 (2,844)   (4,808)    (4,642)   (10,071)
                                  -------   -------    -------   --------
Gross profit                        4,539    11,943      8,501     22,055
                                  -------   -------    -------   --------
Expenses
  Management consulting             2,000    25,000      2,000     50,000
  Research & development           14,458         -     32,178          -
  Business development             42,748         -     87,491          -
  Professional fees                 1,600     8,881      6,873     15,050
  Interest expense                  5,961     8,850     11,989     17,989
  Depreciation and amortization     4,352     2,215      8,343      4,855
  Legal                            11,820     6,503     18,064     20,269
  Marketing                        13,206     4,739     40,181      9,739
  G&A employee salaries            49,113    25,243     99,561     50,564
  General and administrative       28,083     7,891     43,485     29,786
  Other                             9,290       707     12,039      7,207
                                  -------   -------    -------    -------
                                  184,326    90,029    372,204    205,459
                                  -------   -------    -------    -------
  Interest Income                   5,850         -     12,490         -

Net (Loss) from continuing       (173,937)  (78,085)  (351,213)  (183,403)
operations

Net (Loss) from discontinued
operations                            -            -          -        -
                                 ---------  --------  ---------  ---------
Net (Loss) attributable to       (173,937)  (78,085)  (351,213)  (183,403)
common stock                     =========  ========  =========  =========

Net (Loss) per common share:
  From continuing operations       $(.02)    $(.02)     $(.05)     $(.04)
  From discontinued operations
                                   ------    ------     ------     ------
                                   $(.02)    $(.02)     $(.05)     $(.04)

Weighted-average number of      7,139,166  4,107,196  7,139,166  3,867,713
common shares outstanding


               See accompanying notes to the financial statements.

                                      2


                           DERMARX CORPORATION
                         STATEMENTS OF CASH FLOWS

                                                           Six  Months  Ended
                                                                August 31
                                                            1996         1995
                                                            ----         ----
                                                            (Unaudited)
Cash flows from operating activities:
     Net (loss)                                          ($351,213)  ($183,403)
     Adjustments to reconcile net (loss) to net
       cash (used) by operating activities:
       Accounts payable, accrued expenses and                8,680        -
       accrued interest converted to common stock
       Amortization of discounts on notes                   13,218       5,244
       Expenses paid by Issuance of                           -           -
       stock
       Depreciation and amortization                         6,842       4,855
     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable       (4,721)    (10,065)
           (Increase) Decrease in inventory                (50,601)     10,071
           (Increase) Decrease in other assets              (4,952)       (381)
           Increase (Decrease) in accounts payable,        (28,558)    (17,209)
           accrued interest and accrued expenses
           Increase (Decrease) dividends in arrears            -           -
                                                         ----------   ---------
     Net cash (used) by operating                         (411,305)   (190,888)
     activities                                          ----------   ---------

Cash flows from investing activities:
     Purchase of property and equipment                     (7,209)        -
                                                         ----------   ---------
Net cash (used) by investing activities                     (7,209)        -
                                                         ----------   ---------
Cash flows from financing activities:
     Net Proceeds of equity sale                              -        263,750
     Net proceeds from debt obligations                       -            -
     Purchase Treasury Shares                                 -            -
     Repayment of debt obligations                            -         (4,000)
                                                         ----------   ---------
Net cash provided by financing activities                     -        259,750
                                                         ----------   ---------
Net increase in cash and cash equivalents                ($418,514)    $68,862

Cash and cash equivalents, March 1, 1996                  $712,392       5,730
                                                         ----------   ---------
Cash and cash equivalents, August 31, 1996                $293,878     $74,592
                                                         ==========   =========


               See accompanying notes to the financial statements.

                                      3

                         DERMARX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of August 31, 1996, the statements of operations for the six months ended August 31, 1996 and 1995 and the statements of cash flows for the six months ended August 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of August 31, 1996 and for all periods presented have been made. The results of operations, for the six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for its fiscal year ended February 29, 1996, which was filed with the Securities and Exchange Commission.

                 DERMARX CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           The Company's revenues decreased to $7,383 in its fiscal quarter ended August 31, 1996 from $16,751 in its fiscal quarter ended August 31, 1995, a decrease of $9,368. This decrease is attributable to a decline in the sales of Bottom Better as all sales efforts have been halted on the product while a marketing partner is sought. The Company does not expect and appreciable increase in revenues until its distribution network for the wound care line is in place. Limited resources have been devoted to marketing and only two of the four new products in the would care line were available for sale. The Company's costs of goods sold as a percentage of revenues decreased to 39% from 29% in the three months August 31, 1996 as compared to the comparable period one year ago. Total expenses were $184,326, an increase of $94,297 from the comparable period one year ago. This increase is primarily attributable to expenses incurred in clinical evaluations, R&D and to additional expenses in overhead resulting from increased personnel and new operating headquarters. Interest expense decreased by $2,889 for the quarter ended August 31, 1996, compared to the same period in 1995. For the second quarter of fiscal year 1996, the Company had a net loss of $173,937, or $.02 per share as compared to a net loss of $78,085, or $.02 per share for the previous comparable period.

     The primary focus of the Company has been on establishing distribution for the newly developed line of would care products. The Company is negotiating with several potential distributors and anticipated a distribution network to be in place throughout the U.S. by year end. The Company is continuing to seek a consumer oriented partner to market its diaper rash product. Boots, the Company's Australian distributor, has recently applied for regulatory approval with the TGA. Shipments are expected to begin in Australia following the receipt of TGA approval. The first of a series of marketing seminars is scheduled in San Diego for the 18th of October. Patent and 510(k) applications have recently been filed on the Company's newest product DermaMend Gel, an amorphous hydrogel.

      A clinical evaluation was completed on the polyurethane foam products at Henry Ford Hospital in Detroit in August 1996. A poster incorporating the results is being prepared for presentation at the Academy of Dermatology in San Francisco in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects its capital requirements to increase significantly as the Company begins to actively market its products. The ability to secure additional working capital and the ability to obtain successful distribution for its products are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. There are no guarantees that the Company will be successful in the necessary fund raising activities. Failure to raise sufficient working capital threatens the Company's near term viability.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended August 31, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                              SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DERMARX CORPORATION
                                   (Registrant)



Dated:    October 28, 1996.        /S/ Maryanne Carroll
                                   -----------------------
                                   Maryanne Carroll,
                                   Chief Executive Officer