Form 10QSB
period 1996-11-30
DERMARX CORP
filed 1996-12-20
CIK 793043

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended
                           NOVEMBER 30, 1996


                                  OR

[  ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANE ACT OF 1934

                    COMMISSION FILE NUMBER: 33-5384

                          DERMARX CORPORATION
        (Exact name of registrant as specified in its charter)


               DELAWARE                             13-3301899
     (State  or other jurisdiction of              (IRS Employer
     incorporation  or organization)            Identification No.)

     400 SOUTH COLORADO BLVD., SUITE 420
             DENVER, COLORADO                          80222
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (303)333-4600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,125,969 (as of December 1, 1996) of common stock, par value $.01 per share.

                          DERMARx CORPORATION


                                 INDEX


                                                              Page No.

Part I.   Financial Information

  Item 1.  Financial Statements


           Balance Sheet  -  November 30, 1996                    1


           Statements of Operation -                              2
           Three Months and Nine Months
           Ended November 30, 1996 and 1995


           Statements of Cash Flows -                             3
           Nine Months Ended November 30, 1996 and 1995


           Notes to Financial Statements                          4


  Item 2.  Management's Discussion and Analysis                   5
           of Financial Condition and Results of Operations


Part II.   Other Information


  Item 4.  Submission of Matters to a Vote of                     6
           Securities Holders


  Item 6.  Exhibits and Reports on Form 8-K                       6


  Signature                                                       7

PART I. FINANCIAL INFORMATION

                Item 1. Financial Statements


                                    DERMARx CORPORATION
                                       BALANCE SHEET
                                     NOVEMBER 30, 1996

                                              ASSETS

Current Assets
        Cash                                                             $173,380
        Accounts receivable                                                13,242
        Inventory - Raw materials & finished goods                        128,970
        Prepaid expense                                                     8,230
                                                                       -----------
                Total current assets                                      323,821
                                                                       -----------
Property and equipment, net of accumulated
        depreciation of $5,141                                            $15,163
                                                                       -----------
Other assets:
        Security Deposits                                                  $3,286
        Patents, net of accumulated
           amortization of $37,654                                        113,037
                                                                       -----------
                                                                         $455,308
                                                                       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
        Note payable - bank                                                $1,381
        Notes payable - other                                                   0
        Accounts payable and accrued expenses                              48,367
        Accrued interest - notes payable                                        0
                                                                       -----------
                Total current liabilities                                  49,748
                                                                       -----------
Long-term debt:
        Notes payable - net of discounts                                   34,337
        Note payable - related party, net of discounts                     49,196
        Accrued interest - note payable                                     4,783
        Accrued interest - note payable, related party                      7,551
                                                                       -----------
        Total long-term debt                                               95,867
Commitments and contingencies:
        Contingent liability                                              228,917
                                                                       -----------
                Total long-term debt, commitments and contingencies       324,784
                                                                       -----------
Common stockholders' equity (deficiency):
        Common stock, $.05 par value; 12,000,000 shares
           authorized; 7,125,969 shares issued and
              outstanding                                                 361,298
        Additional paid - in capital                                    3,955,745
        Accumulated (deficit)                                          (4,236,268)
                                                                       -----------
                                                                           80,776
                                                                       -----------
                                                                         $455,308
                                                                       ===========


                                        DERMARX CORPORATION
                                     STATEMENTS OF OPERATIONS


                                                      Three Months Ended                         Nine Months Ended
                                                           November 30,                             November 30,

                                                     1996               1995                    1996              1995
                                                 ----------          ---------              ---------          ---------
                                                           (Unaudited)                                (Unaudited)

Sales                                              $11,990             $8,422                 $25,133           $40,548

Cost of goods sold                                  (4,379)            (1,958)                 (9,022)          (12,028)
                                                 ----------          ---------              ---------          ---------
Gross profit                                         7,611              6,464                  16,112            28,520

Operating expenses                                 131,066            129,303                 491,280           316,774

Operating profit (loss)                           (123,455)          (122,839)               (475,168)         (288,254)

Other income (expense)
        Interest income                              2,872                -                    15,362               -
        Interest expense                            (5,921)            (8,850)                (17,910)          (26,839)

Extraordinary expenses                               -                111,450                     -             111,450
                                                 ----------         ----------              ----------        ----------
Net profit (loss) from continuing operations      (126,504)          (243,139)               (477,716)         (426,543)

Net profit (loss) from discontinued operations       -                  -                       -                 -
                                                 ----------         ----------              ----------        ----------
Net profit (loss) attributable to common
stock                                            ($126,504)         ($243,139)              ($477,716)        ($426,543)
                                                 ==========         ==========              ==========        ==========

Net profit (loss) per common share:
        From continuing operations                 $(.02)             $(.05)                  $(.05)            $(.04)
        From discontinued operations                 -                  -                       -                 -
                                                 ----------         ----------              ----------        ----------
                                                   $(.02)             $(.05)                  $(.05)            $(.04)
                                                 ==========         ==========              ==========        ==========

Weighted-average number of common
        shares outstanding                        7,125,969          5,218,897               7,113,701         3,867,713
                                                 ==========         ==========              ==========        ==========




                                     DERMARx CORPORATION
                                   STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended
                                                                            November 30

                                                                    1996                    1995
                                                                 ---------               ---------
                                                                            (Unaudited)

Cash Flows from operating activities:
        Net (loss)                                               ($477,716)              ($448,538)
        Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
                Accounts payable, accrued expenses and accrued      $8,680
                interest converted to common stock
                Amortization of discounts on notes                   2,250                   7,866
                Expenses paid by issuance of stock
                Depreciation  and amortization                      10,444                   7,138
        Changes in assets and liabilities
                (Increase) decrease in accounts receivable          (7,547)                 (3,923)
                (Increase) decrease in inventory                   (66,293)                 12,029
                (Increase) decrease in other  assets                 4,423                  (7,002)
                Increase (decrease) in accounts payable, accrued    (6,044)                (59,315)
                interest and accrued expenses
                Increase (decrease) in dividends in arrears            -                       -
                                                                  ---------               ---------
Net cash (used) by operating activities                           (531,804)               (491,745)
                                                                  ---------               ---------

Cash flows from investing activities:
        Purchase of property and equipment                          (7,209)                    -
                                                                  ---------               ---------
Net cash (used) by investing activities                             (7,209)                    -
                                                                  ---------               ---------

Cash flows from financing activities:
        Net proceeds of equity sale                                                       1,650,120
        Net proceeds from debt obligations
        Purchase of treasury shares
        Repayment of debt obligations                                                      (250,389)
                                                                  ---------               ----------
Net cash provided by financing activities                              0                  1,399,731
                                                                  ---------               ----------

Net increase in cash and cash equivalents                         ($539,013)               $907,986

Cash and cash equivalents, March 1, 1996                           $712,392                   5,730
                                                                  ---------               ----------

Cash and cash equivalents, November 30, 1996                       $173,380                $913,716
                                                                  =========               ==========


                          DERMARx CORPORATION
                     NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of November 30, 1996, the statements of operations for the nine months ended November 30, 1996 and 1995 and the statements of cash flows for the nine months ended November 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of November 30, 1996 and for all periods presented have been made. The results of operations, for the nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and note thereto included in the Company's Form 10-K for its fiscal year ended February 29, 1996, which was filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding decreased from 7,225,969 to 7,125,969 as a result of the cancellation of a 100,000 share certificate issued in duplicate.

                  DERMARX CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT PLANS

     The most immediate plan of the Company is to establish a distribution network throughout the United States, Australia and Mexico, and to obtain additional working capital through a private placement.

RESULTS OF OPERATIONS

      The primary focus has been on establishing distribution of the newly developed line of wound care products. The Company is negotiating with several potential distributors and anticipates a distribution network to be in place throughout the United States, Mexico and Australia by year end. The Company is continuing to seek a consumer oriented partner to market its diaper rash product.

     On November 5, 1996, the Company was notified by the Federal Drug Administration that its amorphous hydrogel product had received marketing approval. A patent application has been filed with the U.S. Patent Office for this product.

     The Company's revenues increased to $11,990 in its fiscal quarter ended November 30, 1996 from $8,422 in its fiscal quarter ended November 30, 1995, an increase of $2,568. This negligible increase is attributable to initial sales of the wound care products. The Company does not expect an appreciable increase in revenues until its distribution network for the wound care line is fully in place. Limited resources have been devoted to marketing. The Company's cost of goods sold as a percentage of revenues increased to 36% from 23% in the three months ended November 30, 1996 as compared to the comparable period one year ago. Total expenses were $136,987, a decrease of $112,616 from the comparable period one year ago. The higher expense in 1995 was primarily attributable to extraordinary costs related to a private placement. Interest expense decreased by $2,929 for the quarter ended November 30, 1996, compared to the same period in 1995. For the third quarter of fiscal year 1996, the Company had a net loss of $126,504, or $.02 per share as compared to a net loss of $243,135 or $.05 per share for the previous comparable period.

SUBSEQUENT EVENT

     None

LIQUIDITY AND CAPITAL RESOURCES

       The Company expects its capital requirements to increase significantly as marketing efforts and inventory requirement increase.

The ability to secure additional working capital and the ability to obtain successful distribution for its products are reasonably likely to have a material impact on the Company's short-term and long-term liquidity.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      The Company's annual shareholder meeting was held on Monday, November 18, 1996, at the Company's headquarters in Denver, Colorado. A new Board of Directors was elected which includes Maryanne Carroll, Thomas M. Dean, Peter G. Martin, Gerit P. Mulder, Judy Papen and Pedro
H. Valdes. The shareholders approved an increase in authorized shares of common stock form 8,000,000 to 12,000,000 and approved the appointment of Paul C. Roberts as auditor for the 1996 fiscal year ending February 28, 1997. There were no other matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended November 30, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                               SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed don its behalf by the undersigned thereunto duly authorized.


                                            DERMARx CORPORAITON
                                            (Registrant)


Dated:  December 6, 1996

                                        /S/ Maryanne Carroll
                                        ------------------------
                                        Maryanne Carroll
                                        Chief Executive Officer