Form 10KSB40
period 1997-02-28
DERMARX CORP
filed 1997-07-10
CIK 793043

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                February 28, 1997

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

    400 Colorado Blvd., Suite 420
          Denver, Colorado                                80222
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (303) 333-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $36,000.00

      As of May 15, 1997, the aggregate market value of the 7,127,363 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $2,747,537.

      The number of shares outstanding of the registrant's common stock, par value $.05, as of February 28, 1997 was 7,127,363 shares.

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

      On September 1, 1992, the Company's wholly-owned subsidiary, InnoVisions, Inc., a Delaware corporation ("InnoVisions Delaware"), acquired all of the outstanding shares of stock of InnoVisions, Inc. ("InnoVisions Ohio," a private, closely-held Ohio corporation) in exchange for 110,000 shares of Innotek, Inc. common stock (the "Common Stock") and a $10,000 note payable to Ms. M. Sue Benford. InnoVisions manufactured and marketed two "over-the-counter" skin care products, BottomBetter(TM) and DermaMend(TM), which are based on InnoVisions' patent. (See InnoVisions-Patent.) InnoVisions, Inc. is no longer a going concern. All of its shares are held by the Company.

      In 1993 the Company decided to concentrate its efforts on marketing its two skin protective products. DermaMend(TM) and BottomBetter(TM) were found, through clinical trials and user satisfaction, to be highly effective products. Unfortunately, lawsuits filed in early 1992 with the product's developer demanded all of the Company's resources, forcing the delay of marketing efforts. The lawsuit's settlement in the spring of 1994 provided the Company with the undisputed ownership of the patent for the two skin protectant products; however, a thorough business analysis revealed a potential distribution problem.

      Marketing a single product in the wound care industry is extremely expensive if not impossible. In order to take advantage of the potential of both DermaMend(TM) and the rapidly growing wound care industry and to create a commercially viable product line, the Company decided to develop an extended line of wound care products. Accordingly, new products, a skin tear therapy (GeriMend Skin Tear Therapy(TM)), an antibacterial wound cleanser (DermaMend(TM) Cleanser), a polyurethane foam dressing (DermaMend(TM) Foam), an amorphous hydrogel (DermaMend(TM) Gel), and a composite dressing (DermaMend(TM) Island Dressing have been developed. All products are considered proprietary. A patent has been awarded for DermaMend Barrier(TM), GeriMend Skin Tear Therapy(TM), DermaMend(TM) Cleanser, and DermaMend(TM) Foam - Cavity Dressing. The names DermaMend(TM) and GeriMend(TM) have been trademarked. A patent is pending for DermaMend(TM) Foam and DermaMend(TM) Gel . There is no assurance that a patent will be allowed.

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

      On March 3, 1995, the Company issued a Confidential Private Offering Memorandum offering units comprised of 100,000 shares of Common Stock per unit, at $50,000 per unit to seven "accredited investors" (as defined within the Securities Act of 1933 and the Regulations promulgated thereunder) and to a limited number of non-accredited investors. The net proceeds have been used for operating overhead, debt reduction, initial marketing activities, and the preparation of a FDA 510(k) notification. In July 1995, the Board of Directors approved an increase in the offering from $350,000 to $500,000. This private placement raised gross proceeds of $359,250.

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

      In August 1995, the Company received approval from the FDA to market DermaMend(TM) Foam.

      On November 1, 1995 the Company entered into an employment contract with Dr. Gerit D. Mulder.

      In October 1996, the Company received approval from the FDA to market DermaMend(TM) Gel.

      In November 1996, the Company entered into a six (6) month agreement with Aevitec to market its products in 39 states.

      In December 1996, the company commenced another private placement offering of 1,000,000 shares of stock at the price of $.50 per share.

      In February 1997, the Company submitted a 501(k) to the FDA requesting approval to market the Company's island dressing.

      In February 1997, the Company entered into an agreement with Sales and Management Associates to provide assistance in establishing distribution nationally and internationally.

      The Company has not been involved in any bankruptcy, receivership or similar proceedings from the time of its organization.

      The Company did not have any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business during the fiscal year.

      (b) Business of Issuer:

      The Company has a dual focus in the wound care industry which includes a seven product line of topical non-prescription products, and a consulting service which provides wound treatment training, wound care practice guidelines and implementation, and treatment outcome measurement. All products are proprietary preparations designed primarily for the topical treatment and management of skin wounds, disorders and irritations including venous, pressure and diabetic ulcers, diaper rash, urinary and fecal incontinence, skin chaffing, abrasions, minor burns and skin tears. The services, educational training for nurses and physicians, and the customized protocols for wound care clinics, are based on the highly successful courses and materials developed and offered through the Wound Healing Institute (WHI) in Denver, Colorado. The Company also owns the patent to a proprietary speech-generated tactile feedback device which it no longer actively markets. The Company's primary objective is to design, develop and market, in conjunction with a marketing partner, a full line of "value-added," clinically proven, over-the-counter treatments for the management of chronic wounds, and to become a leading provider of educational and management services to the hospitals, nursing homes, home health and physical therapists that provide wound treatments.

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

      The products include:

      a. BottomBetter(TM): BottomBetter(TM) is a white topical cream that meets FDA guidelines for over-the-counter ("OTC") diaper rash remedies and produces proven positive results in healing diaper rash. It is packaged in unique single-dose, disposable containers (18 per package) to prevent contamination.

      b. DermaMend Barrier(TM): DermaMend Barrier(TM) is a topical cream which meets all FDA standards for ingredients and labeling as an OTC skin protectant. Indicated for irritation and inflammation of intact skin caused by fecal or urinary incontinence. DermaMend Barrier(TM) is packaged in unique individual packets for convenience, and to prevent cross contamination.

      c. GeriMend Skin Care Therapy(TM): GeriMend Skin Care Therapy(TM) is a topical cream designed primarily for use on early stage ulcers and skin tears. GeriMend Skin Tear Therapy(TM) is currently in compliance with all FDA standards for ingredients and labeling as an OTC skin protectant. It is packaged in unique individual packets for convenience and to inhibit cross contamination.

      d. DermaMend(TM) Cleanser: DermaMend(TM) Cleanser is a non-ionic, surfactant, anti-microbial cleanser designed to assist with debridement of dead tissue and other debris on the wound surface without damaging healing skin. The product also contains ingredients which are beneficial to healing and which help decrease skin contaminants which may contribute to infection or odor. DermaMend(TM) Cleanser is currently in compliance with all FDA standards for ingredients and labeling as an OTC antimicrobial wound cleanser. It requires no further FDA approval for marketing.

      e. DermaMend(TM) Foam: DermaMend(TM) Foam is a second generation hydrophilic polyurethane foam dressing which contains an odor repressing ingredient. The high density foam wafer is indicated as a wound filler for full thickness wounds. An FDA 510(k) notification was filed in March 1995. The Company received FDA approval to market the product in August 1995.

      f. DermaMend(TM) Foam - Cavity Dressing: The Cavity Dressing is a thick, round, second generation hydrophilic polyurethane wafer which is indicated for full thickness wounds. The Company received FDA approval to market the product in August 1995.

      g. DermaMend(TM) Gel: DermaMend(TM) Gel is an amorphous hydrogel designed to create an optimal moist wound environment for acute and chronic wounds. The Company received FDA approval to market the product in October, 1996. Coined the "Gold Standard of Hydrogels", it is bacteriostatic to control odor and bacteria growth and will not damage newly granulating tissue. Because of its unique viscosity and low water loss, it maintains a moist environment for a prolonged period resulting in the need for fewer dressing changes.

      h. DermaMend(TM) Island Dressing: DermaMend(TM) Island Dressing is a composite dressing consisting of a polyurethane foam pad with an adhesive border. FDA approval for marketing was received in May, 1997.

      i. Vocal Feedback Devices: The Company also owns the rights to a vocal feedback device designed as a mechanical aid for speech therapy. During its fiscal year ended February 28, 1994, the Company elected to discontinue active marketing of the vocal feedback device and to concentrate primarily on marketing and manufacturing of its skin care products.

      Services include:

      a. Staff Training: Wound treatment course for nurse and physician caregivers

      b. Practice Guideline Development and Implementation: Complete program for setting up and managing a wound treatment facility, including protocols, policies and procedures.

      c. Treatment Outcomes: Data collection and measurement for wound treatment.

            (2) Distribution methods of the products or services:

      International. International distribution will not be actively pursued until domestic distribution is in place; however, the Company has entered into a distribution agreement with The Boot Company Australia and is involved in licensing agreement discussions with international distributors. Product is available to ship to Australia pending final TGA approval (which has been on hold pending FDA GMP audit of the foam manufacturing facility).

      Domestic. In order to achieve rapid market penetration, the Company is actively seeking a marketing partner for both BottomBetter(TM) and the wound care dressings. In November, 1996, the Company entered into a sales agreement with Aevitec, an independent medical sales organization for distribution in 39 states. In February, 1997, the Company entered into a consulting agreement with Sales and Management Associates to provide sales and marketing assistance including locating and training additional distributors. The Company does not employ a dedicated sales force and is dependent upon independent distributors and marketing partners. There is no assurance that a marketing partner will be found or that the distributors will be successful in marketing the Company's products.

            The Company is currently negotiating with additional companies which are interested in distributing the Company's products. There is no assurance, however, that such negotiations will be concluded successfully.

            (3)   Status of any publicly announced new product or service:

                  BottomBetter(TM) - patented; Licenser is currently being sought; available for shipment; limited distribution available.

                  DermaMend Barrier(TM) - patented; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; currently available for shipment.

                  GeriMend Skin Care Therapy(TM) - patented; name trademarked; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; currently available for shipment.

                  DermaMend(TM) Cleanser - patented; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; available for shipment July 1997.

                  DermaMend(TM) Foam - patent issued on cavity wound filler; patent pending on other sizes and shapes of foam; launched at the Symposium for Advanced Wound Repair in Atlanta, Georgia, April 1996; currently available for shipment - 5 cm round and 11 cm x 11 cm square.

                  DermaMend(TM) Gel - patent pending; launched at the Symposium for Advanced Wound Repair in New Orleans, April, 1997; available for shipment in May, 1997.

                  DermaMend(TM) Island Dressing - FDA marketing approval was received in May, 1997.

                  Wound Care Consulting - programs are available to assist with the development and management of wound care facilities. Programs are currently being marketed.

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

      The wound care industry is new, highly fragmented and one of the most rapidly growing areas of health care as the population of elderly and infirm continues to demonstrate record growth. The last two years have shown marked changes in the industry as the number of supply companies has increased substantially, managed care is becoming a driving force in the market place and reimbursement is being decreased.

      DermaRx provides cost-effective and efficacious products, unique delivery systems, a synergistically designed product line and the experience and reputation of Dr. Mulder, a recognized leader in the field. While the small size offers distinct advantages in terms of product development and marketing, it has limitations for distribution.

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

            (5) Sources and availability of raw materials and the names of principal suppliers:

      The Company does not maintain manufacturing facilities and it contracts for the production and packaging of all its products. BottomBetter(TM), DermaMend(TM) Barrier, GeriMend(TM) Skin Care Therapy, and DermaMend(TM) Cleanser are currently blended by unaffiliated contract manufacturers. DermaMend(TM) Foam is manufactured by a separate, unaffiliated polyurethane foam manufacturer. The foam is shipped to Denver where it is packaged, sterilized, tested and stored for shipment. All the products are inventoried in Denver.

      The Company's products utilize readily available components. There are numerous laboratories and production facilities with the capability of producing the Company's products to the standards required by the FDA. Given availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would have a major impact on its business, however, down time could result from a change in contract manufacturers.

            (6)   Dependence on one or a few major customers:

      Not applicable.

            (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

      On May 5, 1992, a patent titled ERADICATION AND TREATMENT OF DIAPER DERMATITIS AND OTHER RELATED SKIN DISORDERS was allowed by the U.S. Patent and Trademark Office.

      The Company entered into a royalty and security agreement with a law firm, to which the Company owes $233,000. The agreement calls for payment of the outstanding balance by payment of a royalty equal to 7% of gross sales of BottomBetter(TM) and DermaMend Barrier(TM) until the entire balance plus interest accruing at 9% is paid.

      BottomBetter(TM), DermaMend(TM) and GeriMend(TM) are registered trade names of the Company. Patent applications have recently been approved for allowance for GeriMend Skin Tear Therapy(TM), DermaMend(TM) Foam and DermaMend(TM) Cleanser. An application has been filed with the U.S. Patent office DermaMend(TM) Gel and DermaMend(TM) Foam. There is no assurance that these applications will be allowed.

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

      Discussed above.

            (9) Effect of existing or probable government regulations on the business:

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

      Two of the Company's wound care products will be marketed as OTC skin protectant products. Skin protectant products are the subject of an ongoing FDA rulemaking procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary

Monographs and Tentative Monographs were issued by the FDA in 1978 and 1981, respectively. It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect the Company's products. The Company believes that its products have been formulated and labeled in accordance with the proposals outlined in the Preliminary and Tentative Monographs. It is the Company's intention to manufacture and label two of its products pursuant to the FDA's Final Monograph relative to "skin protectants" which could eventually require a formulation and/or labeling change. Three products, DermaMend(TM) Foam, DermaMend(TM) Island Dressing and DermaMend Gel, will not be marketed in compliance with published monographs but rather have received FDA 510(k) marketing approval.

            (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customer:

                               1994          $50,000
                               1995          $150,000
                               1996          $38,000

      The extent to which the cost of such activities are borne directly by customers: Not Applicable.

            (11) Costs and effects of compliance with environmental laws (federal, state and local):

      Not applicable.

            (12)  Number of total employees and number of full time employee:

      The Company currently has four full-time employees and one part-time employee. Maryanne Carroll is the Company's President and Chief Executive Officer. Dr. Gerit Mulder is the Vice President of Medical Affairs and Business Department.

ITEM 2. DESCRIPTION OF PROPERTY.

      On January 1, 1996, the Company entered into a sublease for 3,125 square feet of office space in the Norwest Bank Building located at 400 South Colorado Boulevard, Denver, Colorado. The sublease is for a period of 16 months (expiring on April 30, 1997). The Company continues to lease the space on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During 1996, the security holders elected a new Board of Directors, approved the appointment of Paul Roberts as auditor for the Corporation, and increased the authorized number of common shares from 8,000,000 to 12,000,000.

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

========================================================================
Fiscal Quarter Ending:                            Bid
----------------------                            ---
------------------------------------------------------------------------
Fiscal 1996                            High                 Low
-----------                            ----                 ---
------------------------------------------------------------------------
May 1996                                3/4                9/16
------------------------------------------------------------------------
August 1996                           11/16                9/16
------------------------------------------------------------------------
November 1996                          9/16                 1/2
------------------------------------------------------------------------
February 1997                         17/32                 1/4
------------------------------------------------------------------------

------------------------------------------------------------------------
Fiscal 1995
-----------
------------------------------------------------------------------------
May 1995                                5/8                 3/8
------------------------------------------------------------------------
August 1995                             3/4                7/16
------------------------------------------------------------------------
November 1995                           7/8                 1/2
------------------------------------------------------------------------
February 1996                        1 1/16                 5/8
========================================================================

      There were 221 holders of record of the Common Stock, including those shares held in "street name" as of February 28,1997. As of May 15, 1997, the closing "bid" and "asked" prices were $0.25 and $0.53 per share respectively.

      The Company did not declare or pay dividends during Fiscal 1996. The Company intends to invest earnings, if any, in its business, and to fund operations and development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Results of Operations - Fiscal 1995 Compared to Fiscal 1994

      During fiscal 1996, the Company's primary focus was on completing its product line, beginning the manufacturing process, building inventory and on establishing a distribution network. FDA marketing approval was received for DermaMend(TM) Gel in November 1996 and for DermaMend(TM) Island Dressing in May 1997. A patent was filed on DermaMend(TM) Foam and on DermaMend(TM) Gel. The Company entered into a six month sales agreement with Aevitec in November 1996 and signed a consulting agreement to establish sales and distribution with Sales and Management Associates in February 1997. DermaMend(TM) Foam, DermaMend(TM) Cavity Filler, DermaMend Barrier(TM) and GeriMend Skin Tear Therapy(TM) were completed and inventoried during the year.

      During fiscal 1996, revenues were substantially equal to those of 1995. Sales of the diaper rash product declined minimally as no marketing efforts were devoted to the product. Significant revenues are not expected from the wound care products until the entire line is available for shipment and a complete national distribution network is established.

      Fiscal 1996 was the first full year of actual business operations for DermaRx. Accordingly, operating expenses increased substantially. The increase of approximately $200,000 is attributable to marketing expenses including trade shows, trade journal advertisements, and marketing materials; to a clinical evaluation completed at Henry Ford Hospital, to numerous other safety, effectiveness, antimicrobial and sterility testing; to ongoing patent filings; and to additional overhead resulting from increased personnel and new operating headquarters.

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

      b)    Internal and external sources of liquidity:

      There are and will be negligible internal sources of liquidity until the full wound care product line is available for shipment.

      c) Any material commitments for capital expenditures and the expected sources of funds for such expenditures:

            None.

      d) Any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or revenues or income from continuing operations:

      Successful distribution and product acceptance by health care providers are events or uncertainties that are reasonably likely to have a material impact on the Company's net sales or revenues or income from continuing operations.

      e) Any significant elements of income or loss that do not arise from the Company's continuing operations:

      The private placement offerings done during fiscal 1996 provided significant capital to the Company which did not arise from the Company's continuing operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The executive officers, directors, and significant employees of the Company and their ages, are as follows:

--------------------------------------------------------------------------------
Name              Age  Position                                  Director Since
----              ---  --------                                  --------------
--------------------------------------------------------------------------------
Maryanne Carroll  49   Chief Executive Officer, Chief Financial  1994
                       Officer and Director
--------------------------------------------------------------------------------
Thomas Dean       49   Director                                  1995
--------------------------------------------------------------------------------
Peter Martin      44   Director                                  1996
--------------------------------------------------------------------------------
Gerit Mulder      43   Vice President Medical Affairs and        1996
                       Business Development and Director
--------------------------------------------------------------------------------
Judy Papen        45   Director                                  1997
--------------------------------------------------------------------------------
Pedro H. Valdes   51   Director                                  1994

--------------------------------------------------------------------------------

      The directors of the Company are elected to serve until the next annual meeting of shareholders and until their respective successors are elected and qualify.

Maryanne Carroll. Ms. Carroll was elected to the Board of Directors in May 1994, and worked as a Consultant from May-October 1994 when she was appointed Chief Executive Officer. From its inception in 1987 through its sale in 1994, Ms. Carroll was President and a director of Prism Imaging Incorporated, a privately-held company located in Colorado which manufactures medical equipment. Ms. Carroll earned a B.S. and M.B.A. with an area of emphasis in Finance from the University of Colorado.

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

Peter Martin. On April 4, 1996 Peter Martin was appointed to serve as a director of the Company until the next annual meeting of shareholders of the Company, at which time he was elected to the board. Mr. Martin is an independent investment banker and has been since 1990. Prior to 1990, Mr. Martin worked as a Vice President for National Westminster Bank USA. Mr. Martin received a J.D. from Fordham Law School in 1980, an M.B.A. in finance from Columbia Business School in 1973 and a B.A. in English from Fordham College in 1971.

Dr. Gerit Mulder. On November 1, 1995, Dr. Mulder entered into a two year employment contract and in November, 1996 was elected to the Board of Directors. Dr. Mulder was the founder of the Wound Care Healing Institute in 1982 and was President and Director until its sale in 1994. He is internationally recognized as one of the leaders in wound care research and education. He has had appointments at numerous universities and hospitals and serves on the editorial board of the journal WOUNDS. Additionally, he has evaluated over 150 wound care products, many in clinical trials, has approximately 200 presentations and publications, and directs the industry's largest educational program on wound healing for clinicians and researchers.

Judy Papen, RN, BSN, CETN. In November 1996, Judy Papen was elected to serve on the Board of Directors. Ms. Papen has been listed in Who's Who in American Colleges and Universities, has over 15 years clinical and research related wound care experience and is a well recognized speaker and author in the wound care industry.

Pedro H. Valdes. Mr. Valdes was elected to be a Director in July 1994 to fill a vacancy on the Board of Directors. Mr. Valdes has been President of Protecom Inc., a pharmaceutical distribution company which distributes products in Latin America, since 1984. From 1985 to date Mr. Valdes has also taught Spanish in Teaneck High School.

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

Name                    Annual Compensation         Long Term Compensation
----                    -------------------         ----------------------

                      Fiscal          Salary   Restricted Stock Awards (Options)
                       Year             $                    (#)
                       ----             -                    ---

Richard Melnick        1994           36,000                 --

(Former Treasurer,     1995           12,000             (125,000)
 Secretary)            1996            8,500              (25,000)

Anthony Adler          1994           55,500               50,000
(Former President)

Maryanne Carroll       1994           37,500              (50,000(1))
Current President      1995           94,166             (376,118(2))
                       1996          100,000

Gerit Mulder           1994           16,000              147,500(3)
V.P. Business          1995           83,000
 Development           1996          156,000


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

                                                  Shares        Price Range
                                                  ------        -----------
ISOP PLAN
---------
Outstanding at February 28, 1993                  31,000              $2.50
Canceled                                          31,000              $2.50
Outstanding at February 28, 1994                       0                 --
Outstanding at February 28, 1995                       0                 --


                                                  Shares        Price Range
                                                  ------        -----------
ESOP PLAN
---------

----------
(1) Options earned as consultant; April through September 1994 - 50,000. Options earned as President; October through February - 104,167.
(2) Options earned as President are 351,118. Options earned as a director are 25,000.
(3) Includes 67,500 shares earned as a consultant prior to joining the Company as Vice President and 30,000 shares awarded pursuant to his employment agreement.

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

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants

               Number of        % of Total
               Securities       Options/SARs
               Underlying       Granted to         Exercise or Base
               Options/SARs     to Employees       Price                Exp.
Name           Granted          in Fiscal 1995     ($/sh)               Date
----           -------          --------------     ------               ----



               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-end Options/SAR Values

                                                         Number of
               Shares Acquired        Value              Unexercised Options
Name           on Exercise (#)        Realized ($)       (All Exercisable)
----           ---------------        ------------       -----------------



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of February 28, 1997, with respect to (i) each person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group, showing in each case, the name (and address, if required), amount and nature of shares beneficially owned, and the percentage of the class owned by each such beneficial owner.

Name and Address of Beneficial Owner   Beneficial Ownership  Percentage of Class
------------------------------------   --------------------  -------------------

Mr. Richard Melnick                           761,422(1)             9.4%
764 Cottage Lane
Boulder, CO  80304

Ms. Maryanne Carroll                          670,298(2)             9.1%
284 Jackson Street
Denver, CO  80206

Mr. Pedro Valdez                              160,000(3)             2.1%
252 Griggs Avenue
Teaneck, NJ  07666

Mr. Tom Dean                                  200,000(4)             2.6%
c/o Innovative Research Assoc., Inc.
520 Madison Avenue
New York, NY  10022

David Russell                               1,300,000               16.9%
45 Park Place South, Suite 103
Morristown, NJ  07960

Gerit Mulder                                  147,500(5)             1.8%
4720 E. Princeton Ave.
Englewood, CO  80110

Peter Martin                                  122,500(6)             1.6%
48 Ogden Place
Dobbs Ferry, NY 10522

All Officers and Directors                  1,300,298               16.9%
as a Group (five persons)                     (2)(3)
                                              (4)(5)
                                                (6)

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

      (2) Includes options to purchase 401,118 shares of Common Stock exercisable at $.50 per share and 50,000 shares at $.625 per share granted to Ms. Carroll.

      (3) Includes an option to purchase 50,000 shares of Common Stock exercisable at $.625 per share.

      (4) Includes an option to purchase 100,000 shares of Common Stock exercisable at $.50 per share issued to Innovative Research Associates, Inc., a company controlled by Mr. Tom Dean and 50,000 shares at $.625 per share.

      (5) Includes an option to purchase 50,000 shares of Common Stock exercisable at $.50 per share.

      (6) Includes warrants and options to purchase 122,500 shares of Common Stock exercisable at $.625 per share.

      The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. Norman Dean received a $65,000 commission for the placement of 1,300,000 shares of stock in the September 15, 1995 private placement.
2. Dr. Mulder was entitled to receive 67,500 shares of stock as partial payment for consulting services provided between October 1994 and October 1995. This stock was issued.
3. Dr. Mulder also received 30,000 shares as a signing bonus for entering into an employment contract with the Company on October 27, 1995.
4. As a term of Dr. Mulder's employment contract, he will receive one option per year to purchase 50,000 shares of common stock at $.50 per share any time before December 31, 1999, for each year of the agreement, i.e., November 1, 1995 to November 1, 1997, (100,000 total shares). Options shall be considered earned on the last day of each contract year.
5. Maryanne Carroll received shares for her participation in the debt conversion in which she converted $54,590.00 of the Company's debt in exchange for 109,180 shares at $.50 per share.
6. Rick Melnick also received shares as a result of his participation in the debt conversion in which he converted $99,123.30 of the Company's debt in exchange for 198,247 shares at $.50 per share.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   1.    Financial Statements

            Independent Auditor's Report.

            Consolidated Balance Sheet as of February 28, 1997.

            Consolidated Statements of Operations for the years ended February 28, 1997 and February 28, 1996.

            Consolidated Statements of Common Stockholders' Equity (Net Capital Deficiency) for the years ended February 28, 1997 and February 28, 1996 (as restated).

            Consolidated Statements of Cash Flows for the years ended February 28, 1997 and February 28, 1996.

            Notes to Consolidated Financial Statements.

(a)   2.    Financial Statement Schedules

            Schedule IV - Indebtedness of and to Related Parties

            Schedule IX - Short Term Borrowings

(a)   3.    Other Exhibits

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


                                       DermaRx Corporation


                                       By: /s/ Maryanne Carroll
                                           -------------------------------------
                                           Maryanne Carroll,
                                           Chief Executive Officer

                                       Date: 5/8/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Maryanne Carroll
                                           -------------------------------------
                                           Maryanne Carroll,
                                           Chief Executive Officer

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

                                      -----

                                 (914) 741-1508


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
DermaRX, Inc. and Subsidiary

      I have audited the accompanying consolidated balance sheet of DermaRX, Inc. and subsidiary at February 28, 1997 and the related consolidated statements of operations, changes in common stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DermaRX, Inc., and subsidiary at February 28, 1997 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's past default on certain loan agreements, recurring losses, and past deficiencies in working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Paul C. Roberts

                                   PAUL C. ROBERTS
                                   Certified Public Accountant

Pleasantville, New York
May 8, 1997

                             DERMARx and SUBSIDIARY
                                  BALANCE SHEET
                                FEBRUARY 28, 1997

                                     ASSETS
Current assets:
  Cash and cash equivalent                                          $    50,977
  Accounts receivable - trade                                             6,736
  Inventory - Finished goods                                            125,712
  Prepaid expense                                                        17,814
                                                                    -----------
    Total current assets                                                201,239
                                                                    -----------

Property and equipment:
  Equipment, net of accumulated depreciation of $6,979                   13,326
                                                                    -----------

Other assets:
  Security deposits                                                       3,286
  Patents, net of accumulated amortization of $39,872                   110,819
                                                                    -----------
                                                                        114,105
                                                                    -----------
                                                                    $   328,670
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - net of discounts                                  $    34,311
  Notes payable - related party, net of discounts                        49,845
  Accrued interest - notes payable                                        5,308
  Accrued interest - notes payable, related party                         8,301
  Accounts payable and accrued expenses                                  39,219
                                                                    -----------
    Total current liabilities                                           136,984
                                                                    -----------

Other Liabilities accrued expense (see note 9)                          231,810
                                                                    -----------

Common stockholders' equity:
  Common stock, $.05 par value: 12,000,000 shares authorized;
    7,127,363 shares issued and outstanding                         $   356,368
  Additional paid-in capital                                          3,989,495
  Accumulated (deficit)                                              (4,385,987)
                                                                    -----------
                                                                        (40,124)
                                                                    -----------
                                                                    $   328,670
                                                                    ===========

See accompanying Auditor's Report and notes to Financial Statement.

                             DERMARx and SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                     Years Ended February 28
                                                      1997              1996
                                                      ----              ----
Revenues:
  Sales, net discounts                            $    36,016       $    49,738
  Cost of Goods sold                                    9,416            13,406
                                                  -----------       -----------
  Gross profit                                         26,600            36,332

  General and Administrative                          643,980           451,696
                                                  -----------       -----------

(Loss) from operations                               (617,380)         (415,364)

Other income (expense)
  Interest income                                      16,649            11,134
  Interest expense                                    (26,664)          (59,123)
                                                  -----------       -----------

Net (loss)                                        $  (627,395)      $  (463,353)
                                                  ===========       ===========

Net (loss) per common share                       $      (.09)      $      (.09)

Weighed average shares outstanding                  7,056,529         4,956,185
                                                  ===========       ===========

See accompanying Auditor's Report and notes to Financial Statement.

                             DERMARx and SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996

                                  Common Stock

                                                  Additional
                                         Par        Paid-in    Accumulated
                            Shares      Value       Capital      Deficit         Total
                            ------      -----       -------      -------         -----
Balance -
February 28, 1995         3,598,965  $   179,948  $ 2,603,991  $(3,295,239)  $  (511,300)
Shares issued in
private placements        2,718,500      135,925    1,064,925           --     1,200,850
Shares issued  upon
conversion of notes &
accrued expenses            637,398       31,870      286,829           --       318,699
Shares issued per
consulting and
employment agreements        97,500        4,875           --           --         4,875

Net (loss)                       --           --           --     (463,353)     (463,353)
                        -----------  -----------  -----------  -----------   -----------

Balance -
February 28, 1996         7,052,363      352,618    3,955,745   (3,758,592)      549,771
Shares issued in
private placements           75,000        3,750       33,750           --        37,500

Net (loss)                       --           --           --     (627,395)     (627,395)
                        -----------  -----------  -----------  -----------   -----------
Balance -
February 28, 1997         7,127,363  $   356,368  $ 3,989,495  ($4,385,987)  $   (40,124)
                        ===========  ===========  ===========  ===========   ===========

See accompanying Auditor's Report and notes to Financial Statement.

                 DERMARx and SUBSIDIARY STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 1997 AND 1996

                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net (loss)                                          $  (627,395)  $  (463,353)
  Adjustments to reconcile net (loss) to net
    cash (used) by operating activities:
    Accounts payable, accrued expenses and
      accrued interest converted to common stock               --        58,074
    Expenses paid by issuance of stock                         --            --
    Discount on notes amortized                             2,833        20,106
    Depreciation and amortization                          14,500         9,832
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable             (1,042)        5,766
    Decrease (Increase) in inventory                      (63,235)       16,251
    (Increase) decrease in prepaid expenses                (5,161)      (11,605)
    Decrease in other assets                                   --        (3,286)
    Increase (Decrease) in accounts payable, accrued
      interest and accrued expenses                        (6,324)      (81,057)
                                                      -----------   -----------

  Net cash (used) by operating activities                (685,824)     (449,272)
                                                      -----------   -----------

  Cash flows from investing activities:
      Purchase of property and equipment                   (7,210)      (12,297)
                                                      -----------   -----------

  Net cash (used) by investing activities                  (7,210)      (12,297)
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                   37,500     1,200,850
  Repayment of debt obligations                            (5,881)      (32,619)
                                                      -----------   -----------
Net cash provided by financing activities                  31,619     1,168,231
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents     (661,415)      706,662

Cash and cash equivalents, beginning of year              712,392         5,730
                                                      -----------   -----------

Cash and cash equivalents, end of year                $    50,977   $   712,392
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                          $     2,046   $     7,416
                                                      ===========   ===========

       See accompanying Auditor's Report and notes to Financial Statement.

                             DERMARx AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1997 AND 1996

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business:

      The Company was organized on June 4, 1985 under the name Vocaltech, Inc. On December 11, 1992 the Company changed its name to Innotek, Inc. and on January 24, 1995 again changed its name to DermaRx, Inc. The Company is engaged in the development and sale of proprietary, non-prescription wound and skin care products to retailers, hospitals, nursing homes and home health care.

      Consolidation:

      The consolidated financial statements and accompanying data include DermaRx, Inc. and its wholly-owned subsidiary. All material transactions between companies are eliminated. The subsidiary is on a calendar year basis in order to enable a more efficient and timely audit at year end. During the year ended February 28, 1997, Innovisions, Inc. transferred all assets to DermaRx in exchange for forgiveness of debt and Innovisions, Inc. was then dissolved.

      Revenue Recognition:

      The Company recognizes sales and the related costs of sales upon shipment of goods.

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

      Use of Estimates:

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

      The Company has raised $1,238,350 over the past two fiscal years net of costs in private placements and converted debt and liabilities to common stock. The Company is devoting all its resources to inventory purchases and to marketing its over the counter wound care products and services. The Company is also in the process of developing new wound care products and services.

      The Company is also in the process of raising capital through a private placement.

Note 3 - LONG TERM DEBT

      During the year ended February 28, 1995, the Company raised $315,500 in a private placement by issuance of three year notes which bear interest at a rate of 6% per annum. In connection with the issuance of the notes, the Company issued 631,000 shares of its common stock to the noteholders. During the year ended February 28, 1996, holders of $230,500 of the notes plus interest accrued thereon converted to common stock of the Company. Of this amount $140,500 was converted by officers and directors of the Company.

      Aggregate maturities of notes payable are as follows:

                                       Fiscal Year                    Amount
                                       -----------                    ------
                                       1998                          $85,000
                                                                     -------
                                                                     $85,000
                                       Less: Discounts                  (844)
                                                                     -------
                                                                      84,156
                                       Less: Current Portion          84,156
                                                                     -------
                                                                     $   -0-
                                                                     =======

Note 4 - INCOME TAXES

      The Company has changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, Accounting for Income Taxes. This accounting change had no significant impact on the Company's financial statements.

      As of February 28, 1997, the Company has net operating loss carryforwards of approximately $4,227,000 for both financial statement and income tax purposes which expire in the years 2001 through 2012, and unused research and development credits of $21,000 which expire in 2001. The Company has provided a full valuation reserve against the benefit of the net operating loss and unused R&D Credits due to uncertainty regarding its ability to use them.

Note 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has authorized 800 shares of $.10 par value Series A 14% convertible preferred stock. The holders of the Series A preferred stock are entitled to 15 votes per share on all matters submitted to a vote of the common shareholders and are entitled in liquidation to share price plus all accrued and unpaid dividends. No preferred stock shares were outstanding as of February 28, 1997.

Note 6 - COMMON STOCK

      During the year ended February 28, 1996, the Company issued 2,718,500 shares of its common stock in private offerings for net proceeds of $1,200,850.

      During the year ended February 28, 1996, the Company converted $265,500 of notes payable into 531,000 shares of common stock of the Company.

      During the year ended February 28, 1996, the Company converted $53,199 of liabilities into 106,398 shares of common stock of the Company.

      During the year ended 1996, the Company issued 97,500 shares of the common stock of the Company in exchange for services.

      During the year ended February 28, 1997, the Company issued 75,000 shares of common stock of the Company in connection with the receipt of $37,500 of financing.

Note 7 - STOCK OPTIONS

      (a) In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" (statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for stock issued to employees" and the related interpretations or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25,because the exercise price of the Company's stock options are equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            Pro forma net income had Statement 123 been applied would not change. There is no market for the Company's stock at this time and therefore the Company believes the fair value of all outstanding options to be zero.

      (b) The Company has an incentive stock option plan (ISOP) for employees and an executive stock option plan (ESOP) for employees, directors, and consultants, under which options to purchase common stock may be granted at fair market value on the grant date or otherwise as specified under the executive stock option plan. A maximum of 111,111 shares and 47,619 shares have been reserved for issuance under the ISOP and the ESOP, respectively. No options were outstanding at February 28, 1997 and 1996 under either plan.

      (c)   Other Stock Options:

      The following table summarizes the activity in other options:

                                                   Shares          Price Range
                                                   ------          -----------

Outstanding at February 28, 1995                   541,036        $ .50 - $1.58
                                                 ---------        -------------
  Granted
  Expired                                           67,461        $ .76 - $1.58

Outstanding at February 28, 1996                 1,099,693        $ .50 - $1.58
Exercisable at February 28, 1996                 1,099,693        $ .50 - $1.58
                                                 ---------        -------------
  Granted                                          150,000        $ .50 - $ .75
  Expired                                           55,955        $1.26 - $1.58

Outstanding at February 28, 1997                 1,193,738         $.50 - $1.58
Exercisable at February 28, 1997                 1,193,738         $.50 - $1.58
                                                 ---------        -------------

      See Note 11 for other options which may be issued under employment agreements.

Note 8 - STOCK WARRANTS

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

      In July 1996, the Company issued to a director of the Company warrants to purchase an aggregate 97,500 shares of common stock of the Company at $.625 per share that expire on November 1, 1998.

Note 9 - COMMITMENTS

  (a) Operating leases:

      The Company was obligated under a lease for office space which expired April 30, 1997 at the monthly rental of $3,286 per month. The Company is renting the space on a month-to-month basis. Rent expense for the years ended February 28, 1997 and 1996 was $40,500 and $9,958 respectively.

  (b) Employment agreement:

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

  (c) Security Agreement:

      The Company has entered into a royalty and security agreement (See Note
      12) with a law firm to which the Company owes $205,487.32. The agreement provides for simple interest of 9% on the outstanding balance owed. The agreement calls for payment of the outstanding balance by payment of a royalty equal to 7% of gross sales of certain products the Company until the outstanding balance plus accrued interest thereon is paid. The Company has granted a security interest in its patent entitled "Eradication and Treatment of Diaper Dermatitis and Related Skin Disorders" to the law firm in conjunction with this agreement.

  (d) Other Commitments and Agreements:

      In November 1996, the Company entered into a Sales Agreement with Aevitec. This agreement is for a term of six (6) months and if six (6) months sales quotas are reached will automatically renew for terms of one year unless terminated by either party with ninety (90) days written notice in advance of termination date. The agreement calls for sales commissions of 30% of net sales.

      In February 1997, the Company has also entered into a representation agreement for a period of five (5) years unless terminated by either party six (6) months in advance. This agreement calls for a commission equal to 10% of net sales for a period of twelve months from date of first order placed by the account and then 5% for the remainder of the term of the agreement. The company also will issue a three (3) year stock option to purchase 20,000 shares of its common stock at $.50 per share for every $1,000,000 in net sales during the first two years of the agreement. At the end of first two year the Company will negotiate with good faith with the representative additional options at a price based on the current trading price of the Company's stock.

      The Company has also entered into a selling agreement with an individual which calls for a 10% commission of the offering price of any share sold by the agent in a private placement being conducted by the Company.

Note 10 - MAJOR CUSTOMERS

      For the years ended February 28, 1997 and 1996 there were three and one customers, respectively, who accounted for more than ten percent of the Company's sales of its non-prescription products. The Company is not dependent, however, and believes the loss of one of its customers would not have a material effect on the Company's sales.

Note 11 - MANUFACTURING

      For 1997 and 1996 the Company is dependent on three suppliers of its non-prescription products. The Company has identified additional suppliers to serve as back-up suppliers.

Note 12 - SUBSEQUENT EVENTS

      The Company issued options to purchase 125,000 shares to five (5) directors of the Company at $.625 per share.

      On May 7, 1997, the Company negotiated a discount on the above referenced liability (Note 9) from $203,309.44 to $10,000.00 if paid by May 19, 1997.
      A check was remitted on May 16, 1997 in the amount of $10,000.00. The net effect of this transaction will be a $10,000 reduction in current assets and a $231,800 (including accrued interest) reduction in long term liabilities.

      On May 8, 1997, the Company was notified by the FDA that DermaMend(TM) Island Dressing had been approved for marketing.