Form 10QSB
period 1997-05-31
DERMARX CORP
filed 1997-07-16
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,302,363 (as of 5/31/97) of common stock, par value $.05 per share.

                               DERMARx CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information

   Item 1.        Financial Statements
                           Balance Sheet - May 31, 1997                      1
                           Statements of Operations -                        2
                              Three Months Ended May 31, 1997 and 1996
                           Statements of Cash Flows -                        3
                              Three Months Ended May 31, 1997 and 1996

                  Notes to Financial Statements                              4

   Item 2.        Management's Discussion and Analysis                       5
                  of Financial Condition and Results of Operations

Part II. Other Information

   Item 4.        Submission of Matters to a Vote of                         6
                  Securities Holders

   Item 6.        Exhibits and Reports on Form 8-K                           6

   Signature                                                                 7

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                               DERMARX CORPORATION
                                  BALANCE SHEET
                                  MAY 31, 1997

                                     ASSETS

Current assets
      Cash and cash equivalent                                      $    44,783
      Accounts receivable - trade                                         9,664
      Inventory - Finished goods                                        113,629
      Prepaid expense                                                    11,432
                                                                    -----------
               Total current assets                                     179,508
                                                                    -----------

Property and equipment:, net of accumulated
      Equipment, net of accumulated depreciation of $8,366               11,939
                                                                    -----------

Other assets:
      Security deposits                                                   1,000
      Patents, net of accumulated amortization of $42,087               108,604
                                                                    -----------
                                                                    $   301,051
                                                                    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Notes payable - net of discounts                              $    34,603
      Notes payable - related party, net of discounts                    50,232
      Accrued interest - notes payable                                    5,833
      Accrued interest - notes payable, related party                     9,051
      Accounts payable and accrued expenses                              37,936
      Related party                                                      16,667
                                                                    -----------
               Total current liabilities                                154,321
                                                                    -----------


Common stockholders' equity:
      Common stock, $.05 par value; 12,000,000 shares
         authorized; 7,302,363 shares issued and outstanding            365,118
      Additional paid - in capital                                    4,068,245
      Accumulated (deficit)                                          (4,286,634)
                                                                    -----------
                                                                        146,729
                                                                    -----------
                                                                    $   301,051
                                                                    ===========

                               DERMARX CORPORATION
                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              05/31/97
                                                       1997             1996
                                                   -----------      -----------
                                                             (Unaudited)

Revenues:
      Sales, net of discounts                      $    20,035      $     5,759
      Cost of goods sold                                 6,745            1,937
                                                   -----------      -----------
      Gross profit                                      13,290            3,822

      General and administrative                       139,742          185,606
                                                   -----------      -----------

(Loss) from operations                                (126,452)        (181,784)

Other income (expense)
      Interest income                                      176            6,185
      Interest expense                                  (1,275)          (6,029)
                                                   -----------      -----------

Extraordinary item                                     226,904                0

Net profit (loss)                                  $    99,353      ($  181,628)
                                                   ===========      ===========

Net profit (loss) per common share:                $       .01      $      (.03)

Weighted average shares outstanding                  7,173,196        7,052,363
                                                   ===========      ===========

                               DERMARX CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                  May 31
                                                             1997        1996
                                                          ---------   ----------
                                                             (Unaudited)
Cash Flows from operating activities:
   Net profit (loss)                                      $ 109,353   ($181,628)
   Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
        Discount on notes amortized                             679         750
        Expenses paid by issuance of stock                    6,250
        Depreciation  and amortization                        3,602       3,436
   Changes in assets and liabilities
        (Increase) decrease in accounts receivable           (2,929)      3,551
        (Increase) decrease in inventory                      2,083     (44,461)
        (Increase) decrease in other assets                   5,382      (1,644)
        Increase (decrease) in accounts payable, accrued     13,695     (14,820)
        interest and accrued expenses

Net cash (used) by operating activities                     138,116    (234,817)
                                                          ---------   ---------


Cash flows from financing activities:
   Proceeds from issuance of common stock                    87,500          --
   Repayment of debt obligations                           (231,810)         --
                                                          ---------   ---------
Net cash provided by financing activities                  (144,310)          0
                                                          ---------   ---------


Net increase in cash and cash equivalents                 ($  6,194)  ($234,817)

Cash and cash equivalents, March 1,                          50,977     712,392
                                                          ---------   ---------

Cash and cash equivalents, May 31,                        $  44,783   $ 477,575
                                                          =========   =========

                               DERMARx CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of May 31, 1997, the statements of operations for the three months ended May 31, 1997 and 1996 and the statements of cash flows for the three months ended May 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of May 31, 1997 and for all periods presented have been made. The results of operations, for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for its fiscal year ended February 28, 1997, which was filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of May 31, 997 were 7,044,969.

                       DERMARx CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management Plans

      The most immediate plan of the Company is to establish a distribution network throughout the United States and Australia, to market various wound care education and clinic development consulting services, and to obtain additional working capital through a private placement. Failure to secure additional working capital jeopardizes the continued operation of the Company as a going concern.

Results of Operations

      The primary focus has been on establishing distribution of its newly developed line of wound care products and consulting services. The Company is negotiating with several potential distributors and private label partners and anticipates a distribution network to be in place throughout the United States and Australia by year-end. The Company is continuing to seek a consumer-oriented partner to market its diaper rash product.

      The Company's revenues increased to $20,035 in its fiscal quarter ended May 31, 1997 from $5,759 in its fiscal quarter ended May 31, 1996, an increase of $14,276. This increase is negligible and not attributable to any particular trend or effect. The company's cost of goods sold as a percentage of revenues remained the same at 34% in the three months ended May 31, 1997 as compared to the comparable period one year ago. Total expenses were $129,742, a decrease of $55,864 from the comparable period one year ago. During the first quarter of 1996 the Company incurred a number of non-recurring expenses including safety, stability and effectiveness testing on newly developed products, moving and start-up marketing costs. For the first quarter of fiscal year 1997, the Company had a net profit of $99,353, or $.01 per share as compared to a net loss of $181,628 or $.03 per share for the previous comparable period. The net profit is attributable primarily to an extraordinary item in the amount of $226,904. The law firm of Schwartz, Warren & Ramirez agreed to accept $10,000 as payment in full accord and satisfaction of the total outstanding balance. Schwartz has discharged DermaRx from all existing obligations and has terminated the royalty agreement.

Subsequent Events

      None

Liquidity and Capital Resources

      The Company expects its capital requirements to increase significantly as marketing efforts and inventory requirements increase. The ability to secure additional working capital and the ability to obtain successful distribution for its products are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended May 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DERMARx CORPORATION
                                        (Registrant)


Dated: July 15, 1997                    /s/ Maryanne Carroll
                                        -----------------------
                                        Maryanne Carroll,
                                        Chief Executive Officer