Form 10QSB
period 1997-08-31
DERMARX CORP
filed 1997-10-17
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                 August 31, 1997


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

          284 Jackson Street
          Denver, Colorado                                     80206
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (303)333-4600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,666,200 (as of August 31, 1997) of common stock, par value $.05 per share.

                               DERMARx CORPORATION


                                      INDEX


                                                                        Page No.

Part I.  Financial Information

         Item 1.  Financial Statements

                     Balance Sheet - August 31, 1997                        1

                     Statements of Operations -                             2
                     Three Months Ended August 31, 1997 and 1996

                     Statements of Cash Flows -                             3
                     Six Months Ended August 31, 1997 and 1996

                  Notes to Financial Statements                             4

         Item 2.  Management's Discussion and Analysis                      5
                  of Financial Condition and Results of Operations

Part II.          Other Information

         Item 4.  Submission of Matters to a Vote of                        6
                  Securities Holders

         Item 6.  Exhibits and Reports on Form 8-K                          6

         Signature                                                          7

                               DERMARx CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of August 31, 1997, the statements of operations for the three months ended August 31, 1997 and 1996 and the statements of cash flows for the six months ended August 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of August 31, 1997 and for all periods presented have been made. The results of operations, for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of August 31, 1997 were 7,666,200.

                       DERMARx CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans

      The Company's goal is to market its line of skin and wound care products and its wound care consulting services in the United States and Australia. Plans include hiring a sales/marketing manager, seeking private label agreements and raising additional capital. Failure to secure additional working capital jeopardizes the continued operation of the Company as a going concern.

Results of Operations

      The Company entered into an agreement with GeriCare Providers, Inc. to private label its polyurethane foam product and received FDA 510(k) approval to market a gauze impregnated hydrogel. Revenues and gross profit remained unchanged between August 31, 1996 and August 31, 1997. Loss from operations decreased by 35% from $173,900 in August 1996 to $120,700 in August 1997, primarily as the result of a decrease in research and development expenditures.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended August 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      None.

PART I.  FINANCIAL INFORMATION


                             DERMARx AND SUBSIDIARY
                                  BALANCE SHEET
                                 AUGUST 31, 1997

                                     ASSETS
Current assets:
     Cash and cash equivalent                                       $    43,500
     Accounts receivable - trade                                          8,300
     Inventory - Finished goods                                         101,000
     Prepaid expense                                                     10,500
                                                                    -----------
          Total current assets                                          163,300
                                                                    -----------

Property and equipment:
     Computer equipment, net of accumulated depreciation of $9,600       10,600
                                                                    -----------

Other assets:
     Security deposits                                                    1,000
     Patents, net of accumulated amortization of $44,500                106,000
                                                                    -----------
                                                                        107,000
                                                                    -----------
                                                                    $   280,900
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - net of discounts                                $   155,000
    Notes payable - related party, net of discounts                      50,000
    Accrued interest - notes payable                                      6,500
    Accrued interest - notes payable, related party                       9,100
    Accounts payable and accrued expenses                                73,600
                                                                    -----------
          Total current liabilities                                     294,200
                                                                    -----------


Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 shares authorized;
       7,666,200 shares issued and outstanding                      $   383,300
     Additional paid-in capital                                       4,037,100
     Accumulated (deficit)                                           (4,407,100)
                                                                    -----------
                                                                        (13,300)
                                                                    -----------
                                                                    $   280,900
                                                                    ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             08/31/97
                                                      1997              1996
                                                   -----------      -----------
Revenues:
     Sales, net discounts                          $     6,500      $     7,400
     Cost of Goods sold                                  2,400            2,800
                                                   -----------      -----------
     Gross profit                                        4,100            4,600

     General and Administrative                        118,700          184,300
                                                   -----------      -----------

(Loss) from operations                                (114,600)        (179,700)

Other income (expense)
     Interest income                                       100            5,900
     Interest expense                                     (800)              (0)
     Commission expense                                 (5,400)              (0)
                                                   -----------      -----------
                                                        (6,100)           5,900
                                                   -----------      -----------
Net (loss)                                         $  (120,700)     $  (173,800)
                                                   ===========      ===========

Net (loss) per common share                        $      (.02)     $      (.02)

Weighted average shares outstanding                  7,450,000        7,139,200
                                                   ===========      ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                08/31/97
                                                               (Unaudited)
                                                             1997        1996
Cash Flows from operating activities:
     Net profit (loss)                                    ($ 11,200)  ($351,200)
     Adjustments to reconcile net (loss) to net
       cash (used) by operating activities
         Accounts payable, accrued expenses and accrued
           interest                                                       8,700
         Discount on notes amortized                            700      13,200
         Expenses paid by issuance of stock                   6,300
         Depreciation and amortization                        7,300       6,800
    Changes in assets and liabilities
         (Increase) decrease in accounts receivable          (1,600)     (4,700)
         (Increase) decrease in inventory                    14,600     (50,600)
         (Increase) decrease in other assets                  7,600      (5,000)
         Increase (decrease) in accounts payable, accrued    32,100     (28,600)
         Interest and accrued expenses                          800

Net cash (used) by operating activities                   $  56,600   ($411,400)
                                                          =========


Cash flows from investing activities:
   Purchase of property and equipment                                    (7,200)
                                                                      ---------
Net cash (used) by investing activities                                  (7,200)
                                                                      ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock                  148,500
                                                          =========
    Repayment of debt obligations                          (231,800)
                                                          ---------
Net cash provided by financing activities                   (83,300)        -0-
                                                          ---------   ---------


Net increase in cash and cash equivalents                 ($ 26,700)  ($418,600)
                                                          ---------   ---------

Cash and cash equivalents, June 1                         $  44,800   $ 712,400
                                                          ---------   ---------

Cash and cash equivalents, August 31                      $  43,500   $ 293,900
                                                          =========   =========

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed don its behalf by the undersigned thereunto duly authorized.


                                                  DERMARx CORPORATION
                                                  (Registrant)

                                                  /s/ Maryanne Carroll
Dated:  October 13, 1997                          ------------------------------
                                                  Maryanne Carroll
                                                  Chief Executive Officer