Form 10QSB
period 1997-11-30
DERMARX CORP
filed 1998-01-20
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                November 30, 1997


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,678,769 (as of November 30, 1997) of common stock, par value $.05 per share.

                               DERMARx CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information

      Item 1. Financial Statements

                  Balance Sheet - November 30, 1997                        1

                  Statements of Operations -                               2
                  Three Months Ended November 30, 1997 and 1996

                  Statements of Cash Flows -                               3
                  Nine Months Ended November 30, 1997 and 1996

              Notes to Financial Statements                                4

      Item 2. Management's Discussion and Analysis                         5
              of Financial Condition and Results of Operations

Part II. Other Information

      Item 4. Submission of Matters to a Vote of                           6
              Securities Holders


      Item 6. Exhibits and Reports on Form 8-K                             6


      Signature                                                            7

                               DERMARx CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of November 30, 1997, the statements of operations for the three months ended November 30, 1997 and 1996 and the statements of cash flows for the six months ended November 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of November 30, 1997 and for all periods presented have been made. The results of operations, for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of November 30, 1997 were 7,678,769.

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

Results of Operations

      Revenues during the third quarter of 1997 were $20,000 greater than the same quarter for 1996 as the result of a moderate increase in product sales and two consulting projects. Loss from operations declined by 39% from $123,400 to $75,700. The decrease was primarily the result of a reduction in research and development costs.

Subsequent Events

      Development and informal effectiveness testing has been completed on the Company's new topical hemorrhoid product, HemorRxTM. Formal clinical evaluation is in progress.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended November 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed don its behalf by the undersigned thereunto duly authorized.


                                          DERMARx CORPORATION
                                          (Registrant)


Dated:  January 15, 1997

                                          /s/ Maryanne Carroll
                                          -----------------------------
                                          Maryanne Carroll
                                          Chief Executive Officer

PART I. FINANCIAL INFORMATION

                             DERMARx AND SUBSIDIARY
                                  BALANCE SHEET
                                NOVEMBER 30, 1997

                                     ASSETS
Current assets:
     Cash and cash equivalent                                     $    20,900
     Accounts receivable - trade                                       22,500
     Inventory - Finished goods                                       115,600
                                                                  -----------
     Prepaid expense                                                    9,300
                                                                  -----------
          Total current assets                                        168,300

Property and equipment:
     Computer equipment, net of accumulated
       depreciation of $10,900                                          9,300
                                                                  -----------


Other assets:
     Security deposits                                                    -0-
     Patents, net of accumulated amortization of $46,900              103,600
                                                                  -----------
                                                                      103,600
                                                                  -----------
                                                                  $   281,200
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - net of discounts                              $   111,300
    Notes payable - related party, net of discounts                    67,000
    Accrued interest - notes payable                                    8,300
    Accrued interest - notes payable, related party                    10,000
    Accounts payable and accrued expenses                             113,600
                                                                  -----------
          Total current liabilities                                   310,200

Long term liabilities:                                                 43,800
                                                                  -----------
             Total liabilities                                    $   353,900

Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 shares authorized;
       7,816,200 shares issued and outstanding                    $   390,800
     Additional paid-in capital                                     4,051,400
     Accumulated (deficit)                                         (4,514,800)
                                                                  -----------
                                                                      (72,600)
                                                                  -----------
             Shareholders' Equity                                 $   281,300
                                                                  ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             11/30/97
                                                       1997             1996
                                                       ----             ----
Revenues:
     Sales, net discounts                          $    32,200      $    11,990
     Cost of Goods sold                                 13,500            4,379
                                                   -----------      -----------
     Gross profit                                       18,700            7,611

     General and Administrative                         94,400          131,066
                                                   -----------      -----------
(Loss) from operations                                 (75,700)        (123,455)

Other income (expense)
     Interest income                                       100            2,872
     Interest expense                                   (2,500)          (5,921)
     Commission expense                                 (1,200)             -0-
                                                   -----------      -----------
                                                        (3,600)          (3,049)
                                                   -----------      -----------
Net (loss)                                         $   (79,300)     $  (126,504)
                                                   ===========      ===========

Net (loss) per common share                              $(.01)           $(.02)
                                                   ===========      ===========
Weighted average shares outstanding                  7,500,000        7,125,969
                                                   ===========      ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                 11/30/97
                                                                (Unaudited)
                                                             1997        1996
                                                             ----        ----
Cash Flows from operating activities:
  Net profit (loss)                                       ($ 81,000)  ($448,538)
  Adjustments to reconcile net (loss) to net
    cash (used) by operating activities
        Accounts payable, accrued expenses
          and accrued interest converted
          to common stock                                       -0-       8,680
        Amortization of discounts on notes                      -0-       2,250
        Expenses paid by issuance of stock                      -0-
        Depreciation and amortization                        10,900      10,444
  Changes in assets and liabilities
        (Increase) decrease in accounts receivable          (15,800)     (7,547)
        (Increase) decrease in inventory                     10,100     (66,293)
        (Increase) decrease in other assets                  23,000       4,423
        Increase (decrease) in accounts payable, accrued     79,300      (6,044)
        Interest and accrued expenses
          Increase (decrease) in dividends in arrears
Net cash (used) by operating activities                   $  26,500   $ 531,804
                                                          =========   =========

Cash flows from investing activities:
  Purchase of property and equipment                            -0-      (7,209)
                                                          ---------   ---------
Net cash (used) by investing activities                         -0-      (7,209)
                                                          ---------   ---------

Cash flows from financing activities:
  Net proceeds of equity sale                                62,500
  Net proceeds from debt obligations                        137,900
  Purchase of treasury shares                                   -0-
                                                          ---------
  Repayment of debt obligations                            (231,800)
                                                          ---------
Net cash provided by financing activities                   (31,400)        -0-
                                                          ---------   ---------

Net increase in cash and cash equivalents                 ($ 30,100)  ($539,013)
                                                          ---------   ---------

Cash and cash equivalents, March 1, 1997                  $  51,000   $ 712,392
                                                          ---------   ---------

Cash and cash equivalents, November 30, 1997              $  20,900   $ 173,380
                                                          =========   =========