Form 10KSB
period 1998-02-28
DERMARX CORP
filed 1998-05-28
CIK 793043

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                February 28, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $123,0000.

      As of April 15, 1998, the aggregate market value of the 7,718,769 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $1,543,753.00.

      The number of shares outstanding of the registrant's common stock, par value $.05, as of February 28, 1998 was 7,718,769 shares.

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

      On September 1, 1992, the Company's wholly-owned subsidiary, InnoVisions, Inc., a Delaware corporation ("InnoVisions Delaware"), acquired all of the outstanding shares of stock of InnoVisions, Inc. ("InnoVisions Ohio," a private, closely-held Ohio corporation) in exchange for 110,000 shares of Innotek, Inc. common stock (the "Common Stock") and a $10,000 note. InnoVisions manufactured and marketed two "over-the-counter" skin care products, BottomBetter(TM) and DermaMend(TM), which are based on InnoVisions' patent. (See InnoVisions-Patent.) InnoVisions, Inc. is no longer a going concern. All of its shares are held by the Company.

      In 1993, the Company began to concentrate its efforts on marketing its two skin protective products. DermaMend(TM) and BottomBetter(TM) were found, through clinical trials and user satisfaction, to be highly effective products. Unfortunately, lawsuits filed in early 1992 with the product's developer demanded all of the Company's resources, forcing the delay of marketing efforts. The lawsuit's settlement in the spring of 1994 provided the Company with the undisputed ownership of the patent for the two skin protectant products.

      To take advantage of the potential of both DermaMend(TM) and the rapidly growing wound care industry and to create a commercially viable product line, an extended line of wound care products was developed during 1995 - 1996. New products, a skin tear therapy (GeriMend Skin Tear Therapy(TM)), an antibacterial wound cleanser (DermaMend(TM) Cleanser), a polyurethane foam dressing (DermaMend(TM) Foam), an amorphous hydrogel (DermaMend(TM) Gel), a composite dressing (DermaMend(TM) Island Dressing), and a hydrogel impregnated gauze dressing (DermaMend(TM) Hydrogel Gauze Dressing) have been developed. All products are considered proprietary. A patent has been awarded for DermaMend Barrier(TM), GeriMend Skin Tear Therapy(TM), DermaMend(TM) Cleanser, and DermaMend(TM) Foam - Cavity Dressing. The names DermaMend(TM) and GeriMend(TM) have been trademarked. A patent is pending for DermaMend(TM) Foam (square) and DermaMend(TM) Gel. There is no assurance that the patents will be allowed.

      On March 3, 1995, the Company issued a Confidential Private Offering Memorandum offering units comprised of 100,000 shares of Common Stock per unit, at $50,000 per unit to seven "accredited investors" (as defined within the Securities Act of 1933 and the Regulations promulgated thereunder) and to a limited number of non-accredited investors. In July 1995 the Board of Directors approved an increase in the offering from $350,000 to $500,000. Additional private placement offerings were commenced in September, 1995 (2,000,000 shares at the price of $.50 per common share), in December 1996 (1,000,000 shares at the price of $.50 per common share), in May 1997 (1,000,000 shares at the price of $.25 per common share and unsecured promissory notes for $250,000), and in November 1997 (3,000,000 shares at the price of $.10 per common share).

      The Company received FDA 510(k) marketing approval for DermaMend(TM) Foam in August 1995, for DermaMend(TM) Gel in October, 1996, for DermaMend(TM) Foam Island Dressing in May, 1997, and for DermaMend(TM) Hydrogel Gauze Dressing in July, 1997.

      In May, 1997 the Company negotiated the settlement of an outstanding debt of $226,094 debt for $10,000.

      In May, 1997 the Company created Integrated Wound Management (IWM), a wholly owned subsidiary to provide consulting and education services to the wound care industry.

      In November, 1997 development was completed on the Company's new hemorrhoidal cream, HemorRx(TM). A clinical evaluation of the product began at three separate sites in March, 1998. The name HemorRx(TM) has been trademarked and a patent is pending.

      The Company has not been involved in any bankruptcy, receivership or similar proceedings from the time of its organization.

      The Company did not have any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business during the fiscal year.

      (b) Business of Issuer:

      The Company, in conjunction with its wholly owned subsidiary, Integrated Wound Management (IWM), is a full service comprehensive wound care business with products that treat wounds for both the consumer and the health care provider markets. Additionally, through its subsidiary, clinical consulting services for all segments of the wound care industry are offered. All products are proprietary preparations designed primarily for the topical treatment and management of wounds, disorders and irritations including venous, pressure and diabetic ulcers, diaper rash, urinary and fecal incontinence, skin chaffing, abrasions, minor burns, skin tears and hemorrhoids. The services, wound clinic development and educational training for nurses and physicians, and the customized protocols for wound care clinics, are based on the highly successful courses and materials previously developed for and offered through the Wound Healing Institute (WHI) in Denver, Colorado. The Company also owns the patent to a proprietary speech-generated tactile feedback device which it no longer actively markets. The Company's primary objectives are: 1) to market its hemorrhoidal cream and its diaper rash cream over the internet, 2) to become a leading provider of wound clinic development and wound care education services, 3) to market, in conjunction with a marketing partner, a full line of "value-added," clinically proven, over-the-counter treatments for the management of chronic wounds, and 4) to become a leading provider of educational and management services to the hospitals, nursing homes, home health and physical therapists that provide wound treatments.

            (1)   Principal products or services:

            The Company's comprehensive wound program of both products and services is designed to address the rapidly growing market of people suffering from hemorrhoids and chronic wounds, and of the hospitals, nursing homes, home health care agencies and wound clinics that provide wound care treatments. Chronic wounds frequently affect the elderly as well as people with diabetes, venous insufficiency and those who are immobilized. Hemorrhoids affect a large proportion of persons over the age of 18. Possible causes of hemorrhoids are constipation, sitting for long periods of time, spicy diet, pregnancy, and heavy lifting. There is no known cure and with sufferers experiencing periodic hemorrhoid episodes, product brand loyalty is developed.

      Products include:

      a. BottomBetter(TM): BottomBetter(TM) is a topical cream that meets FDA guidelines for over-the-counter ("OTC") diaper rash remedies and produces proven positive results in treating diaper rash. It is packaged in convenient single-dose, disposable containers (18 per package).

      b. HemorRx(TM): HemorRx(TM) is a topical cream which meets all the FDA standards for ingredients and labeling as an OTC Anorectal Drug. It is indicated for the temporary relief of itching, burning and swelling associated with hemorrhoids. HemorRx(TM) is packaged in one ounce tubes and is being clinically evaluated at three sites in Denver, Colorado.

      c. DermaMend Barrier(TM): DermaMend Barrier(TM) is a topical cream which meets all FDA standards for ingredients and labeling as an OTC skin protectant. It is indicated for irritation and inflammation of intact skin caused by fecal or urinary incontinence. DermaMend Barrier(TM) is packaged in unique individual packets for convenience, and to prevent cross contamination.

      d. GeriMend Skin Care Therapy(TM): GeriMend Skin Care Therapy(TM) is a topical cream designed primarily for use on early stage ulcers and skin tears. GeriMend Skin Tear Therapy(TM) is currently in compliance with all FDA standards for ingredients and labeling as an OTC skin protectant. It is packaged in unique individual packets for convenience and to inhibit cross contamination.

      e. DermaMend(TM) Cleanser: DermaMend(TM) Cleanser is a non-ionic surfactant, anti-microbial cleanser designed to assist with debridement of dead tissue and other debris on the wound surface without damaging healing skin. The product also contains ingredients which may be beneficial to healing and which help decrease skin contaminants which may contribute to infection or odor. DermaMend(TM) Cleanser is currently in compliance with all FDA standards for ingredients and labeling as an OTC antimicrobial wound cleanser. It is packaged in 12 ounce plastic bottles with trigger spray dispensers.

      f. DermaMend(TM) Foam: DermaMend(TM) Foam is a second generation hydrophilic polyurethane foam dressing which contains an odor repressing ingredient. The 4" x 4" square is sterilized and indicated for partial and full thickness wounds including pressure, venous and diabetic ulcers. The Company received FDA 510 (k) approval to market the product in August 1995.

      g. DermaMend(TM) Foam - Cavity Dressing: The Cavity Dressing is a thick, round, second generation hydrophilic polyurethane wafer which is indicated for full thickness wounds. The Company received FDA 510 (k) approval to market the product in August 1995.

      h. DermaMend(TM) Gel: DermaMend(TM) Gel is an amorphous hydrogel designed to create an optimal moist wound environment for acute and chronic wounds. The Company received FDA 510 (k) approval to market the product in October, 1996. Coined the "Gold Standard of Hydrogels", it is bacteriostatic to control odor and bacteria growth and will not damage newly granulating tissue. Because of its unique viscosity and low water loss, it maintains a moist environment for a prolonged period resulting in the need for fewer dressing changes.

      i. DermaMend(TM) Island Dressing: DermaMend(TM) Island Dressing is a composite dressing consisting of a polyurethane foam pad with an adhesive border. FDA 510(k) approval for marketing was received in May, 1997.

      j. DermaMend(TM) Hydrogel Gauze Dressing: DermaMend(TM) Hydrogel Gauze Dressing is an amorphous hydrogel which is delivered in a saturated gauze pad. FDA 510(k) approval for marketing was received in July, 1997.

      k. Vocal Feedback Devices: The Company also owns the rights to a vocal feedback device designed as a mechanical aid for speech therapy. During its fiscal year ended February 28, 1994, the Company elected to discontinue active marketing of the vocal feedback device and to concentrate primarily on marketing and manufacturing of its skin care products.

      Services include:

      a. Wound Clinic Development: Complete program for setting up a wound treatment facility, including protocols, policies and procedures, and training of personnel.

      b. Wound Treatment Quality Audits: Complete program for annual audit of wound treatment facilities records to determine treatment and cost effectiveness.

      c. Treatment Outcomes: Data collection and treatment measurements for wound care management.

            (2)   Distribution methods of the products or services:

      Wound Care Products. In order to achieve rapid market penetration, the Company is actively seeking a marketing partner for private label of the DermaRx wound care dressings. The Company does not employ a dedicated sales force for the wound care products and is dependent upon independent distributors and marketing partners. There is no assurance that a marketing partner will be found or that the distributors will be successful in marketing the Company's products. HemorRx(TM) and BottomBetter(TM) will be marketed via the internet.

            (3)   Status of any publicly announced new product or service:

                  BottomBetter(TM) - patented; available for shipment; limited distribution available.

                  DermaMend Barrier(TM) - patented; available for shipment; marketing partner being sought.

                  GeriMend Skin Care Therapy(TM) - patented; name trademarked; available for shipment; marketing partner being sought.

                  DermaMend(TM) Cleanser - patented; available for shipment; marketing partner being sought.

                  DermaMend(TM) Foam - patent issued on cavity wound filler; patent pending on other sizes and shapes of foam; available for shipment - 5 cm round and 11 cm x 11 cm square. FDA 510(k) marketing approval received in August, 1995. Private label agreement with GeriCare Providers.

                  DermaMend(TM) Gel - patent pending; FDA 510(k) marketing approval received in October, 1996; marketing partner being sought.

                  DermaMend(TM) Island Dressing - FDA 510(k) marketing approval received in May, 1997; marketing partner being sought.

                  DermaMend(TM) Hydrogel Gauze Dressing - FDA 510(k) marketing approval received in July, 1997; marketing partner being sought.

                  HemorRx(TM) Hemorrhoidal Cream - patent pending; clinical evaluation to be completed in May 1998; anticipated that product will be available in August 1998.

      Clinics and Educational Services. Programs developed and currently being marketed by IWM. Wound clinic development and educational services will be marketed via the IWM's dedicated sales force.

            (4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

      The Company will compete directly with several major, multi-national corporations, each of which has resources substantially greater than those of the Company. The Company currently has a negligible portion of the markets.

      The wound care industry is new, highly fragmented and rapidly growing as the population of elderly and infirm continues to demonstrate record growth. The last two years have shown marked changes in the industry as the number of supply companies has increased substantially, managed care has become a driving force in the market place and reimbursement is being decreased.

      DermaRx provides cost-effective and efficacious products, unique delivery systems, and a synergistically designed product line. While the Company's small size offers distinct advantages in terms of product development and cost management, it has limitations for distribution.

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

      The hemorrhoid treatment products market is a multi-billion dollar market. Approximately 80% of all Americans between the ages of 20-50 periodically experience hemorrhoid discomfort at some point in time. Over the age of 50, the rate increases. There is no known cure for hemorrhoids and sufferers have periodic episodes which provides the opportunity to build product brand loyalty. The market is currently dominated by Preparation H, primarily because of very strong name recognition.

            (5) Sources and availability of raw materials and the names of principal suppliers:

      The Company does not maintain manufacturing facilities and it contracts for the production and packaging of all its products. BottomBetter(TM), DermaMend(TM) Barrier, GeriMend(TM) Skin Care Therapy, DermaMend(TM) Cleanser and HemorRx(TM) are currently blended by unaffiliated contract manufacturers. DermaMend(TM) Foam is manufactured by a separate, unaffiliated polyurethane foam manufacturer. The foam is shipped to Denver where it is packaged, sterilized, tested and stored for shipment. All products are inventoried in Denver.

      The Company's products utilize readily available components. There are numerous laboratories and production facilities with the capability of producing the Company's products to the standards required by the FDA. Given availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would have a major impact on its business; however, down time could result from a change in contract manufacturers.

            (6)   Dependence on one or a few major customers:

      Not applicable.

            (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

      The Company currently holds the following patents:

            Vocal Feedback Device, issued December 10, 1986 and European patent was granted in August, 1992

            Eradication And Treatment Of Diaper Dermatitis And Other Related Skin Disorders (BottomBetter(TM) and DermaMend(TM)) , issued May, 1992

            Skin Tear Medicament and Method of Use (GeriMend Skin Tear Therapy(TM)), issued July, 1996

            Wound Cleanser and Method of Use (DermaMend(TM) Cleanser), issued July, 1996.

            Wound Filler and Method of Manufacture (DermaMend(TM) Foam Cavity), issued November, 1996

      The Company has applied for patents on DermaMend(TM) Gel, DermaMend(TM) Foam (square), and HermorRx(TM). There is no assurance that these applications will be allowed.

            BottomBetter(TM), DermaMend(TM), GeriMend(TM) and HemorRx(TM) are registered trade names of the Company.

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

      Two of the Company's wound care products will be marketed as OTC skin protectant products. Skin protectant products are the subject of an ongoing FDA rulemaking procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Monographs were issued by the FDA in 1978 and 1981, respectively. It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect the Company's products. The Company believes that its products have been formulated and labeled in accordance with the proposals outlined in the Preliminary and Tentative Monographs. It is the Company's intention to manufacture and label two of its products pursuant to the FDA's Final Monograph relative to "skin protectants" which could eventually require a formulation and/or labeling change. Four products, DermaMend(TM) Foam, DermaMend(TM) Island Dressing, DermaMend Gel and DermMend(TM) Hydrogel Gauze Dressing will not be marketed in compliance with published monographs but rather have received FDA 510(k) marketing approval.

            (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customer:

                                 1996           $38,000
                                 1997           $15,000

      The extent to which the cost of such activities are borne directly by customers: Not Applicable.

            (11) Costs and effects of compliance with environmental laws (federal, state and local):

      Not applicable.

            (12)  Number of total employees and number of full time employee:

      The Company currently has three full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company owns no real estate and is not obligated on any real estate lease.

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

      None.

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

===================================================
Fiscal Quarter Ending:            Bid
---------------------------------------------------
Fiscal 1997                High           Low
---------------------------------------------------
May 1997                   .25           .50
---------------------------------------------------
August 1997                .25           .50
---------------------------------------------------
November 1997              .43           .21
---------------------------------------------------
February 1998              .04           .12
---------------------------------------------------

---------------------------------------------------
Fiscal 1996
---------------------------------------------------
May 1996                   .75           .56
---------------------------------------------------
August 1996                .69           .56
---------------------------------------------------
November 1996              .56           .50
---------------------------------------------------
February 1997              .53           .25
===================================================


      There were 231 holders of record of the Common Stock, including those shares held in "street name" as of February 28,1998. As of April 15, 1998, the closing "bid" and "asked" prices were $.17 and $.23 per share respectively.

      The Company did not declare or pay dividends during Fiscal 1998. The Company intends to invest earnings, if any, in its business, and to fund operations and development.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Results of Operations - Fiscal 1998 Compared to Fiscal 1997

      Revenues increased from $36,000 to $123,000 primarily as the result of: 1) the first order of the private labeled DermaMend(TM) Foam and 2) the first consulting service contracts. Expenses decreased from $644,000 to $442,000 primarily because of a decrease in research and development activities and a shift from direct marketing of the wound care product line to private label marketing.

      Management plans for fiscal 1998 include launching HemorRx(TM), the new hemorrhoid cream; completing a private financing for Integrated Wound Management which will allow for additional staffing and more aggressive marketing efforts; and continuing to seek private labeling partners for the wound care line.

      Due to the very positive test results on HemorRx(TM), its launch has become the Company's primary focus. Forty five hemorrhoid patients are being evaluated at three separate clinics in Denver, Colorado to further verify the product's effectiveness. Darcy Communications, Inc. has been retained to develop a public relations campaign and a market launch in the state of Colorado. Outside of Colorado, the product will be sold over the internet and in an informmercial.

      Contact Consult, Inc. of Vancouver, B.C. has been retained to raise working capital for developing and marketing the wound care consulting services of the Company's wholly owned subsidiary, Integrated Wound Management.

      Subsequent Events

      Twenty five thousand dollars of accrued payables was converted to equity.

      An additional sixty thousand dollars was raised as part of a Private Offering dated 11/97.

      Clinical evaluations commenced in April 1998 on the Company's recently developed topical hemorrhoidal cream. Forty-five patients are being evaluated at three separate sites in Denver, Colorado.

      The public relations firm, Darcy Communications, was retained to assist with the market launch of the hemorrhoid product and to develop a public relations campaign for the Company.

      Integrated Wound Management entered into a contract with Sharp Grossmont Hospital, San Diego, California to install a wound care clinic.

      Contract Consultants, a Canadian investment advisory firm, was retained to secure working capital for Integrated Wound Management.

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

      b)    Internal and external sources of liquidity:

      The Company does not expect a positive cash flow until additional private label contracts are received, additional consulting business is developed and/or HemorRx(TM) sales become substantial.

      c) Any material commitments for capital expenditures and the expected sources of funds for such expenditures:

None.

      d) Any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or revenues or income from continuing operations:

      Successful distribution and product acceptance by consumers and health care providers are events or uncertainties that are reasonably likely to have a material impact on the Company's net sales or revenues or income from continuing operations.

      e) Any significant elements of income or loss that do not arise from the Company's continuing operations:

      The private placement offering completed during fiscal 1998 provided significant capital to the Company which did not arise from the Company's continuing operations.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The executive officers, directors, and significant employees of the Company and their ages, are as follows:

--------------------------------------------------------------------------------
Name                 Age    Position                             Director Since
--------------------------------------------------------------------------------
Maryanne Carroll     50     Chief Executive Officer, President
                            and Director                         1994
--------------------------------------------------------------------------------
Thomas Dean          50     Director                             1995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Peter Martin         44     Director                             1996
--------------------------------------------------------------------------------
Gerit Mulder         44     Vice President Medical Affairs and
                            Business Development and Director    1996
--------------------------------------------------------------------------------
Pedro H. Valdes      52     Director                             1994
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

                           SUMMARY COMPENSATION TABLE

Name                     Annual Compensation        Long Term Compensation
----                     -------------------        ----------------------

                                                    Restricted Stock Awards
                         Fiscal       Salary              (Options)
                         Year            $                   (#)
                         ----            -                   ---

Richard Melnick          1995          12,000                 -
                                        8,500
(Former Treasurer,       1996                             (125,000)
Secretary)               1997             -0-              (25,000)
                                                           -------

Maryanne Carroll         1995          94,166              (50,000(1))
Current President        1996         100,000             (376,118(2))
                                      100,000
                         1997        (deferred)

Gerit Mulder             1995          83,000              147,500(3)
V.P. Business
Development

----------
1 Options earned as consultant; April through September 1994 - 50,000. Options earned as President; October through February - 104,167.

2 Options earned as President are 351,118. Options earned as a director are 25,000.

3 Includes 67,500 shares earned as a consultant prior to joining the Company as Vice President and 30,000 shares awarded pursuant to his employment agreement.

                         1996         156,000
                         1997         156,000

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

                                       Shares       Price Range
                                       ------       -----------
ISOP PLAN
Outstanding at February 28, 1993       31,000             $2.50
Canceled                               31,000             $2.50
Outstanding at February 28, 1994            0                 -
Outstanding at February 28, 1995            0                 -


                                       Shares       Price Range
                                       ------       -----------
ESOP PLAN
Outstanding at February 28, 1993       34,920     $2.36 - $2.76
Canceled                               34,920     $2.36 - $2.76
Outstanding at February 28, 1994            0                 -
Outstanding at February 28, 1995            0                 -

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants

                 Number of       % of Total
                 Securities      Options/SARs
                 Underlying      Granted to     Exercise or
                 Options/SARs    Employees in   Base Price      Exp.
Name             Granted         Fiscal 1995    ($/sh)          Date
----             -------         -----------    ------          ----


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of February 28, 1998, with respect to (i) each person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group, showing in each case, the name (and address, if required), amount and nature of shares beneficially owned, and the percentage of the class owned by each such beneficial owner.

Name and Address of Beneficial Owner             Beneficial Ownership     Percentage of Class
------------------------------------             --------------------     -------------------

Mr. Richard Melnick                                   761,422(1)                 9.4%
764 Cottage Lane
Boulder, CO  80304

Ms. Maryanne Carroll                                  670,298(2)                 9.1%
284 Jackson Street
Denver, CO  80206

Mr. Pedro Valdez                                      160,000(3)                 2.1%
252 Griggs Avenue
Teaneck, NJ  07666

Mr. Tom Dean
c/o Innovative Research
Assoc., Inc.                                          200,000(4)                 2.6%
520 Madison Avenue
New York, NY  10022

David Russell                                       1,300,000                   16.9%
45 Park Place South, Suite 103

Morristown, NJ  07960

Gerit Mulder                                          147,500(5)                 1.8%
4720 E. Princeton Ave.
Englewood, CO  80110

Peter Martin                                          122,500(6)                 1.6%
48 Ogden Place
Dobbs Ferry, NY 10522

All Officers and Directors                            1,300,298                 16.9%
as a Group (five persons)                              (2) (3)
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


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

            Independent Auditor's Report.

            Consolidated Balance Sheet as of February 28, 1998.

            Consolidated Statements of Operations for the years ended February 28, 1998 and February 28, 1997.

            Consolidated Statements of Common Stockholders' Equity (Net Capital Deficiency) for the years ended February 28, 1998 and February 28, 1997 (as restated).

            Consolidated Statements of Cash Flows for the years ended February 28, 1998 and February 28, 1997.

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

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during its fiscal quarter ended February 28, 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DermaRx Corporation


                                          By: /s/ Maryanne Carroll,
                                             -------------------------------
                                             Maryanne Carroll,
                                             Chief Executive Officer


                                          Date: May 28, 1998
                                                ----------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /s/ Maryanne Carroll
                                             -------------------------------
                                             Maryanne Carroll,
                                             Chief Executive Officer

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

                         [LETTERHEAD OF PAUL C. ROBERTS]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
DermaRX, Inc. and Subsidiary

      I have audited the accompanying consolidated balance sheet of DermaRX, Inc. and subsidiary at February 28, 1998 and the related consolidated statements of operations, changes in common stockholders' equity and cash flows for each of the two years in the period ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to an express an opinion on these financial statements based on my audits.

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

      In my opinion, the consolidated financial statements referred to above present fairly, In all material respects, the financial position of DermaRX, Inc. and subsidiary at February 28, 1998 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

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


                                                     /s/ Paul C. Roberts

                                                     PAUL C. ROBERTS
                                                     Certified Public Accountant

Pleasantviile, New York
May 24, 1998

                             DERMARx and SUBSIDIARY
                                  BALANCE SHEET
                                FEBRUARY 28, 1998

                                     ASSETS

Current assets:
     Cash and cash equivalent                                             $70,922
     Accounts receivable - trade                                           16,800
     Inventory - Finished goods                                           129,116
     Prepaid expense                                                        5,007
                                                                      -----------
          Total current assets                                            221,845
                                                                      -----------
Property and equipment:
     Computer equipment, net of accumulated depreciation of $12,625         7,679
                                                                      -----------

Other assets:
     Patents, net of accumulated amortization of $48,735                  101,956
                                                                      -----------
                                                                         $331,480
                                                                      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - Demand                                                $27,000
    Notes payable - Other, net of discounts                               152,855
    Notes payable - related party                                          50,000
    Accrued interest - notes payable                                       11,084
    Accrued interest - notes payable, related party                        11,301
    Accounts payable and accrued expenses                                 138,733
                                                                      -----------
          Total current liabilities                                       390,973
                                                                      -----------
Common stockholders' equity (deficiency):
     Common stock, $.05 par value: 12,000,000 shares authorized;
       8,676,163 shares issued and outstanding                           $433,808
     Additional paid-in capital                                         4,057,945
     Accumulated (deficit)                                             (4,551,246)
                                                                      -----------
                                                                          (59,493)
                                                                      -----------
                                                                         $331,480
                                                                      ===========

See accompanying Auditor's Report and notes to Financial Statement

                             DERMARx and SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                Years Ended February 28
                                                  1998           1997
                                                  ----           ----
Revenues:
     Sales, net discounts                     $   123,467    $    36,016
     Cost of Goods sold                            43,484          9,416
                                              -----------    -----------
     Gross profit                                  79,983         26,600

     General and Administrative                   442,269        643,980
                                              -----------    -----------

(Loss) from operations                           (362,286)      (617,380)

Other income (expense)
     Interest income                                  430         16,649
     Interest expense                             (30,309)       (26,664)
                                              -----------    -----------

Net (loss) before extraordinary item             (392,163)      (627,395)
                                              ===========    ===========
Extraordinary item:
     Gain on Extinguishment of debt               226,904             --
                                              -----------    -----------

Net (loss)                                    $  (165,259)   $  (627,395)
                                              -----------    -----------

Income (loss) per common share:
     (Loss) before extraordinary gain         $      (.05)   $      (.09)
     Extraordinary Gain                               .03             --
                                              -----------    -----------
Net (loss) per share                          $      (.02)   $      (.09)
                                              -----------    -----------

Weighted average shares outstanding             7,586,138      7,056,529
                                              ===========    ===========

See accompanying Auditor's Report and notes to Financial Statement.

                             DERMARx and SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                  Common Stock

                                                   Additional
                                          Par        Paid-in     Accumulated
                         Shares          Value       Capital       Deficit           Total
                         ------          -----       -------       -------           -----
Balance -
February 28, 1996        7,052,363   $   352,618   $ 3,955,745   $(3,758,592)   $   549,771
Shares issued in
private placements          75,000         3,750        33,750            --         37,500
Net (loss)                      --            --            --      (627,395)      (627,395)
                       -----------   -----------   -----------   -----------    -----------
Balance -
February 28, 1997        7,127,363       356,368     3,989,495    (4,385,987)       (40,124)
Shares issued in
private placements       1,025,000        51,250        68,450            --        119,700
Shares issued in
connection with debt
obligations                523,800        26,190            --                       26,190

Net (loss)                      --            --            --      (165,259)      (165,259)
                       -----------   -----------   -----------   -----------    -----------

Balance -
February 28, 1998        8,676,163   $   433,808   $ 4,057,945   $(4,551,246)   $   (59,493)
                       -----------   -----------   -----------   -----------    -----------

See accompanying Auditor's Report and notes to Financial Statement.

                 DERMARx and SUBSIDIARY STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                                                                   1998          1997
                                                                                   ----          ----
Cash flows from operating activities:
     Net (loss)                                                                $(165,259)   $(627,395)
     Adjustments to reconcile net (loss) to net cash (used) by
          operating activities:
          Gain on extinguishment of debt                                        (226,904)           -
          Expenses paid by issuance of stock                                           -            -
          Discount on notes amortized                                             13,939        2,833
          Depreciation and amortization                                           14,509       14,500
     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                            (10,064)      (1,042)
           (Increase) Decrease in inventory                                       (3,404)     (63,035)
           (Increase) decrease in prepaid expenses                                12,807       (5,161)
           Decrease in other assets                                                3,286            -
           Increase (Decrease) in accounts payable, accrued interest and
         accrued expenses                                                        119,496       (6,524)
                                                                               ---------    ---------
     Net cash (used) by operating activities                                    (245,205)    (685,824)
                                                                               ---------    ---------
     Cash flows from investing activities:
         Purchase of property and equipment                                            -       (7,210)
                                                                               ---------    ---------

     Net cash (used) by investing activities                                           -       (7,210)
                                                                               ---------    ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                      119,700       37,500
     Proceeds from debt obligations                                              157,950            -
     Repayment of debt obligations                                               (12,500)      (5,881)
                                                                               ---------    ---------
Net cash provided by financing activities                                        265,150       31,619
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                              19,945     (661,415)

Cash and cash equivalents, beginning of year                                      50,977      712,392
                                                                               ---------    ---------

Cash and cash equivalents, end of year                                         $  70,922    $  50,977
                                                                               =========    =========

Supplemental disclosures of cash flow information: Cash paid during the year for:
          Interest                                                             $       -    $   2,046
                                                                               =========    =========

See accompanying Auditor's Report and notes to Financial Statement.

                             DERMARx AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1998 AND 1997

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

      The Company has raised $1,370,850 over the past three fiscal years net of costs in private placements and converted debt and liabilities to common stock. The Company is devoting all its resources to inventory purchases and to marketing its over the counter wound care products and services. The Company is also in the process of developing new wound care products and services.

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

      During the year ended February 28, 1998, the Company raised $27,000 through the issuance of demand notes, which bear interest at the rate of 8% per annum.

      During the year ended February 28, 1998, the Company raised $130,950 in a private placement by issuance of one year notes which bear interest at a rate of 5% per annum. In connection with the issuance of the notes, the Company issued 523,800 shares of its common stock to the note holders.

      Aggregate maturities of notes payable are as follows:

Fiscal Year                                 Amount
1998                                      $242,950

Less:  Discounts                           (13,090)

Less:  Current Portion                    (229,860)
                                          --------
                                              $ -0-
                                          ========

Note 4 - INCOME TAXES

      The Company has changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, Accounting for Income Taxes. This accounting change had no significant impact on the Company's financial statements.

      As of February 28, 1998, the Company has net operating loss carryforwards of approximately $4,280,000 for income tax purposes which expire in the years 2001 through 2013, and unused research and development credits of $21,000 which expire in 2001. The Company has provided a full valuation reserve against the benefit of the net operating loss and unused R&D Credits due to uncertainty regarding its ability to use them.

Note 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has authorized 800 shares of $.10 par value Series A 14% convertible preferred stock. The holders of the Series A preferred stock are entitled to 15 votes per share on all matters submitted to a vote of the common shareholders and are entitled in liquidation to share price plus all accrued and unpaid dividends. No preferred stock shares were outstanding as of February 28, 1998.

Note 6 - COMMON STOCK

      During the year ended February 28, 1997, the Company issued 75,000 shares of common stock of the Company in connection with the receipt of $37,500 of financing.

      During the year ended February 28, 1998, the Company issued 1,025,000 shares of common stock of the Company in connection with a private placement with net proceeds of $132,500.

      During the year ended February 28, 1998, the Company issued 523,800 shares of common stock of the Company in connection with the receipt of $130,950 of financing.

Note 7 - STOCK OPTIONS

      (a) Stock Options:

      The following table summarizes the activity in other options:

                                               Shares          Price Range
                                               ------          -----------

Outstanding at February 28, 1994              522,480         $.50 - $1.58
                                              -------         ------------
     Granted                                  145,000                 $.50
     Expired                                   56,603                $1.58
     Canceled                                  69,841                 $.50
                                               ------                 ----
Outstanding at February 28, 1995              541,036         $.50 - $1.58
                                              -------         ------------
     Granted
     Expired                                   67,461         $.76 - $1.58

Outstanding at February 28, 1996            1,099,693         $.50 - $1.58
Exercisable at February 28, 1996            1,099,693         $.50 - $1.58
                                            ---------         ------------
     Expired                                   55,955        $1.26 - $1.58

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

            In October 11995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" (statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for stock issued to employees" and the related interpretations or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25,because the exercise price of the Company's stock options are equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Note 9 - MAJOR CUSTOMERS

      For the years ended February 28, 1998 and 1997 there were three and one customers, respectively, who accounted for more than ten percent of the Company's sales of its non-prescription products. The Company is not dependent, however, and believes the loss of one of its customers would not have a material effect on the Company's sales.

Note 10 - MANUFACTURING

      For 1998 and 1997 the Company is dependent on three suppliers of its non-prescription products. The Company has identified additional suppliers to serve as back-up suppliers.

Note 11 - EXTRAORDINARY ITEM

      In May 1997, the Company negotiated a discount on a liability (royalty and security agreement) from $226,094 to $10,000. Payment of $10,000 was made in May 1997.

Note 12 - SUBSEQUENT EVENTS

      Twenty five thousand dollars of accrued payables was converted to equity.

      Sixteen thousand dollars of demand notes were converted to equity.

      An additional sixty thousand dollars was raised as part of a Private offering dated 11/97.

                             DERMARx and SUBSIDIARY
                  SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED
                              PARTIES - NOT CURRENT

                                  Balance at
                                 Beginning of        Indebtedness to         Balance at End
        Description                 Period        Additions    Deductions       of Period
        -----------                 ------        ---------    ----------       ---------
Year Ended February 28, 1996

Maryanne Carroll (1)               $48,597        $ 5,893          $54,490           $0
Richard Melnick (1)                $88,716        $10,407          $99,123           $0
Pedro Valdez                       $48,580        $ 4,667          $0           $53,247

      (1) Deduction was a conversion of the debt to Common Stock of the Company.