Form 10QSB
period 1998-05-31
DERMARX CORP
filed 1998-08-14
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,866,353 (as of May 31, 1998) of common stock, par value $.05 per share.

                               DERMARx CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information

      Item 1. Financial Statements

                  Balance Sheet - May 31, 1998                             1

                  Statements of Operations-                                2
                  Three Months Ended May 31, 1998 and 1997

                  Statements of Cash Flows-                                3
                  Six Months Ended May 31, 1998 and 1997

              Notes to Financial Statements                                4

      Item 2. Management's Discussion and Analysis                         5
              of Financial Condition and Results of Operations

Part II. Other Information

      Item 4. Submission of Matters to a Vote of                           6
              Securities Holders

      Item 6. Exhibits and Reports on Form 8-K                             6

      Signature                                                            7

PART I. FINANCIAL INFORMATION

                             DERMARx AND SUBSIDIARY
                                  BALANCE SHEET
                                  MAY 31, 1998

                                     ASSETS
Current assets:
     Cash and cash equivalent                                           $63,600
     Accounts receivable - trade                                         21,100
     Inventory - Finished goods                                         124,300
     Prepaid expense                                                      2,700
                                                                    -----------
          Total current assets                                          211,700
                                                                    -----------

Property and equipment:
     Computer equipment, net of accumulated
     preciation of $12,930                                                7,400
                                                                    -----------
Other assets:
     Patents, net of accumulated amortization of $48,900                101,800
                                                                    -----------
         Total other assets                                             101,800

         Total Assets                                                  $320,900
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - net of discounts                                  $152,900
     Notes payable - related party, net of discounts                     50,000
     Accrued interest - notes payable                                    11,100
     Accrued interest - notes payable, related party                     11,300
     Accounts payable and accrued expenses                              120,200
                                                                    -----------
         Total current liabilities                                      345,500

         Total liabilities                                             $345,500
                                                                    ===========
Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 shares
      authorized; 9,866,353 shares issued and outstanding              $493,300
     Additional paid-in capital                                       4,117,500
     Accumulated (deficit)                                           (4,635,400)
                                                                    -----------
                                                                       $320,900
         Shareholders' Equity                                       ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             5/31/98
                                                      1998              1997
                                                  -----------       -----------
Revenues:
     Sales, net discounts                             $31,300           $20,000
     Cost of Goods sold                                13,400             6,700
                                                  -----------       -----------
     Gross profit                                      17,900            13,300

     General and Administrative                       102,000           139,800
                                                  -----------       -----------
(Loss) from operations                                (84,100)         (126,500)
Other income (expense)
     Interest income                                       10               200
     Interest expense                                     -0-            (1,300)
     Commission expense                                   -0-               -0-
                                                  -----------       -----------
                                                           10            (1,100)
                                                                    -----------
Extraordinary item                                        -0-           226,900
                                                  -----------       -----------
Net profit (loss)                                    $(84,100)          $99,300
                                                  ===========       ===========

Net (loss) per common share                             $(.01)            $(.01)

Weighted average shares outstanding                 9,271,258         7,173,196
                                                  ===========       ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                May 31
                                                              (Unaudited)
                                                            1998         1997
                                                         ---------    ---------
Cash Flows from operating activities:
     Net profit (loss)                                    $(84,100)    $109,400
     Adjustments to reconcile net (loss) to net
      cash (used) by operating activities
         Accounts payable, accrued expenses and
          accrued interest converted to common stock        27,100
         Amortization of discounts on notes                    700
         Expenses paid by issuance of stock                               6,200
         Depreciation and amortization                       4,200        3,600
     Changes in assets and liabilities
         (Increase) decrease in accounts
          receivable                                        (4,400)      (2,900)
         (Increase) decrease in inventory                    4,800        2,100
         (Increase) decrease in other assets                 1,200        5,300
         Increase (decrease) in accounts
          payable, accrued                                 (18,500)      13,700
         interest and accrued expenses
         (Increase) decrease in prepaid expenses             2,300
         Increase (decrease) in dividends in arrears
Net cash (used) by operating activities                    (67,400)     138,100
                                                         =========    =========

Cash flows from financing activities:
 Proceeds from issuance of common stock                     60,000       87,500
 Repayment of debt obligations                                 -0-     (231,800)
                                                         ---------    ---------
Net cash provided by financing activities                   60,000     (144,300)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        (7,400)      (6,200)
                                                         ---------    ---------
Cash and cash equivalents, March 1                          71,000       51,000
                                                         ---------    ---------
Cash and cash equivalents, May 31                          $63,600      $44,800
                                                         =========    =========

                               DERMARx CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of May 31, 1998, the statements of operations for the three months ended May 31, 1998 and 1997 and the statements of cash flows for the three months ended May 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of May 31, 1998 and for all periods presented have been made. The results of operations, for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and note thereto included in the Company's Form 10-K for its fiscal year ended February 28, 1998, which was filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of May 31, 1998 were 9,866,353.

                       DERMARx CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans

      As a result of the development of HemorRx(TM), the Company's new topical hemorrhoid treatment, and the success of preliminary effectiveness testing, the Company's focus has been redirected. Operations have been separated into three profit centers including:

      1. Integrated Wound Management (IWM)

IWM, a wholly owned subsidiary has been established to provide wound care training and treatment protocols for wound clinic development. IWM is currently attempting to raise investment capital to increase its staff and its marketing effort.

      2. Institutional Wound Care Products

The Company's goal is to market its complete line of proprietary wound care products throughout the U.S., Europe and Australia through private label arrangements.

      3. Consumer Wound and Skin Care Products

Following completion of clinical evaluations, HemorRx(TM) will be test marketed in Colorado and also sold over the internet. Management intends to focus resources on promoting HemorRx(TM) and BottomBetter(TM), the Company's diaper rash cream.

Results of Operations

      The majority of the Company resources have been focused on the development, clinical evaluation and market launch of the Company's new topical over-the-counter hemorrhoid cream. Until HemorRx(TM) has been launched and achieves some degree of market penetration, the Company does not expect any significant change in operating results.

      Gross revenues increased from $20,000 in May of 1997 to $31,000 in May of 1998. The increase, while not significant, is primarily the result of revenues generated by Integrated Wound Management, the Company's newly incorporated, wholly owned subsidiary.

Subsequent Events

      IWM completed installation of a wound clinic at the Grossmont Hospital (Sharp) in San Diego in June, 1998.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended May 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed don its behalf by the undersigned thereunto duly authorized.

                                          DERMARx CORPORATION
                                          (Registrant)

Dated: July 10, 1998
                                          /s/ Maryanne Carroll
                                          -----------------------------------
                                          Maryanne Carroll
                                          Chief Executive Officer