Form 10QSB
period 1998-08-31
DERMARX CORP
filed 1998-10-15
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 August 31, 1998

                                       OR

       |_|      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,866,353 (as of August 31, 1998) of common stock, par value $.05 per share.

                               DERMARx CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information

      Item 1. Financial Statements

                  Balance Sheet-August 31, 1998                             1

                  Statements of Operations -                                2
                  Three Months Ended August 31, 1998 and 1997

                  Statements of Cash Flows -                                3
                  Three Months Ended August 31, 1998 and 1997

            Notes to Financial Statements                                   4

      Item 2. Management's Discussion and Analysis                          5
              of Financial Condition and Results of Operations

Part II. Other Information

      Item 4. Submission of Matters to a Vote of                            7
              Securities Holders

      Item 6. Exhibits and Reports on Form 8-K                              7

      Signature                                                             8

PART I. FINANCIAL INFORMATION

                             DERMARx AND SUBSIDIARY
                                  BALANCE SHEET
                                 AUGUST 31, 1998

                                     ASSETS
Current assets:
     Cash and cash equivalent                                       $     6,800
     Accounts receivable - trade                                          2,000
     Inventory - Finished goods                                         141,800
     Prepaid expense                                                      2,700
                                                                    -----------
          Total current assets                                          153,300
                                                                    -----------

Property and equipment:
     Computer equipment,  net of accumulated  depreciation of
$13,600                                                                   6,500
                                                                    -----------

Other assets:
     Patents, net of accumulated amortization of $52,000                 98,100
                                                                    -----------
         Total other assets                                             104,600

         Total Assets                                               $   257,900
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes and accumulated interest payable - net of discounts       $   228,400
    Accounts payable and accrued expenses                               120,000
                                                                    -----------

      Total liabilities                                                 348,400

Common stockholders' equity:
     Common  stock, $.05 par value: 12,000,000 shares authorized;
     9,866,353 shares issued and outstanding                        $   493,300
     Additional paid-in capital                                       4,117,500
     Accumulated (deficit)                                           (4,701,300)
                                                                    -----------

      Shareholders' Equity                                          $   257,900
                                                                    ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              8/31/98
                                                       1998             1997
                                                       ----             ----
Revenues:
     Sales, net discounts                         $    48,100       $     6,500
     Cost of Goods sold                                 3,100             2,400
                                                  -----------       -----------
     Gross profit                                      45,000             4,100

     General and Administrative                       109,000           118,700
                                                  -----------       -----------

(Loss) from operations                                (64,000)         (114,600)

Other income (expense)
     Interest income                                        0               100
     Interest expense                                  (2,500)             (800)
     Commission expense                                    -0-           (5,400)
                                                  -----------       -----------
                                                       (2,500)           (1,100)
                                                                    ------------
Net profit (loss)                                 $   (66,500)      $  (120,700)
                                                  ===========       ===========

Net (loss) per common share                       $      (.01)      $      (.02)

Weighted average shares outstanding                 9,271,258         7,450,000
                                                  ===========       ===========

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                  08/31
                                                               (Unaudited)
                                                            1998         1997
                                                            ----         ----
Cash Flows from operating activities:
     Net profit (loss)                                   $ (66,500)   $ (11,000)
     Adjustments to reconcile net (loss) to net
       cash (used) by operating activities
                 Accounts payable, accrued expenses
                  and accrued interest converted to
                  common stock
                 Amortization of discounts on notes            700
                 Expenses paid by issuance of stock          6,300
                 Depreciation and amortization               2,500        7,300
    Changes in assets and liabilities
                (Increase) decrease in accounts
                 receivable                                 16,500       (1,600)
                (Increase) decrease in inventory           (19,500)      14,600
                (Increase) decrease in other assets          7,600
                Increase (decrease) in accounts
                 payable, accrued
                interest and accrued expenses               10,200       32,900
                (Increase) decrease in prepaid
                 expenses Increase (decrease) in
                 dividends in arrears
Net cash (used) by operating activities                    (56,800)      56,800
                                                          =========   =========

Cash flows from financing activities:
   Proceeds from issuance of common stock                               148,500
   Repayment of debt obligations                                       (231,800)
                                                                      ---------
Net cash provided by financing activities                       -0-     (83,300)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents.      (56,800)     (26,500)
                                                         ---------    ---------

Cash and cash equivalents, June 1                           63,600       44,800
                                                         ---------    ---------

Cash and cash equivalents, August 31                      $   6,800   $  43,500
                                                          =========   =========

                               DERMARx CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of August 31, 1998, the statements of operations for the three months ended August 31, 1998 and 1997 and the statements of cash flows for the three months ended August 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of August 31, 1998 and for all periods presented have been made. The results of operations, for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of August 31, 1998 were 9,866,353.

                       DERMARx CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans

      In order to facilitate fund raising efforts, the Company plans a corporate restructuring. The consulting services division and the consumer products division will be separately incorporated. Wound Sciences, Inc. (formerly called Integrated Wound Management) will provide wound clinic installation and protocol development for hospitals and nursing homes. Dermedics, Inc. will market HemorRx(TM), BottomBetter(TM), and the psoriasis cream PsoRxin(TM) (which is under development).

      The Company intends to focus resources on marketing the consulting services and the consumer products.

Results of Operations

      Gross revenues increased from $6,500 in the 3 months ended August 31, 1997 to $48,000 for the same period in 1998. The increase, while not significant, is primarily the result of revenues generated by Wound Sciences, Inc., formerly Integrated Wound Management. Cost of Goods Sold as a percentage of sales decreased primarily because the costs associated with the consulting services are reported as General and Administrative Expenses.

      The Company completed a clinical evaluation of HemorRx(TM) during the quarter. Ten physicians participating in the study reported favorable results. Ninety-six percent of all patients studied experienced symptom relief within three days of first application, eighty-three percent of all patients studied experienced symptom relief within twenty four hours of first application, sixty-seven percent of all patients studied experienced symptom relief within twelve hours of first application, twenty-nine percent of all patients studied experienced symptom relief within two hours of first application, and eighty-eight percent of patients preferred HemorRx(TM) to other topical hemorrhoid products.

      A web site has been developed (www.dermarx.com) to promote visibility and sales of HemorRx(TM), DermaMend Barrier(TM), DermaMend(TM) Cleanser, BottomBetter(TM), and GeriMend Skin Tear Therapy(TM). A marketing consultant has been retained to establish distribution throughout Colorado for HemorRx(TM).

Subsequent Events

      The Company has entered into a distribution agreement with RXPlus+ Pharmacies of Colorado to distribute HemorRx(TM).

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended August 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed don its behalf by the undersigned thereunto duly authorized.

                                          DERMARx CORPORATION
                                          (Registrant)


Dated:  October 15, 1998                  /s/ Maryanne Carroll
                                          -----------------------------------
                                          Maryanne Carroll
                                          Chief Executive Officer