Form 10QSB
period 1998-11-30
DERMARX CORP
filed 1999-03-10
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                November 30, 1998

                                       OR

|_|                TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date:       of
common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                             DERMARX AND SUBSIDIARY
                                  BALANCE SHEET
                                NOVEMBER 30, 1998
                                   UN-AUDITED

                                     ASSETS
Current assets:
     Cash                                                                $6,700
     Accounts receivable - trade                                         30,800
     Inventory - Finished goods                                         119,000
     Prepaid expense                                                      2,500
                                                                    -----------
           Total current assets                                         159,000

Property and equipment:
     Computer equipment, net of accumulated depreciation
       of $15,500                                                         4,000

Other assets:
     Patents, net of accumulated amortization of $54,000                 96,000
                                                                    -----------
                                                                        100,000

           Total assets                                                $259,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes and accumulated interest payable - net of discounts         $250,000
     Accounts payable and accrued expenses                              153,500

           Total current liabilities                                    403,500

Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 authorized;
       9,999,000 shares issued and outstanding                          499,000
     Additional paid-in capital                                       4,122,000
     Accumulated (deficit)                                           (4,766,400)
                                                                    -----------
            Shareholders' Equity                                        259,000

                             DERMARX AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   UN-AUDITED

                                                          Three Months Ended
                                                              November 30

                                                         1997           1998
                                                         ----           ----
Revenues:
     Sales, net discounts                            $    32,200    $    19,800
     Cost of goods sold                                   13,500          7,400
                                                     -----------    -----------
     Gross profit                                         18,700         12,400

     General and administrative                           94,400         67,800
                                                     -----------    -----------
(Loss) from operations                                   (75,700)       (55,400)

Other income (expense)
     Interest income                                         100            -0-
     Interest expense                                     (2,500)        (7,000)
     Commission expense                                   (1,200)           -0-
     Extraordinary items                                     -0-        (17,500)
                                                      -----------    -----------
                                                          (3,600)       (24,500)

Net profit (loss)                                        (79,300)       (79,900)

Net (Loss) per common share:                         $      (.01)   $      (.01)

Weighted-average number of common shares outstanding   7,500,000      9,999,000

                 DERMARX AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                       FOR QUARTER ENDED NOVEMBER 30, 1998
                                   UN-AUDITED

Cash flows from operating activities:
     Net (loss)                                                        $(79,900)
     Adjustments to reconcile net (loss) to net cash
           (used) by operating activities:
           Gain on extinguishment of debt                                   -0-
           Expenses paid by issuance of stock                               -0-
           Discount on notes amortized                                      -0-
           Depreciation and amortization                                  3,900

     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                   (28,200)
           (Increase) Decrease in inventory                              22,500
           (Increase) Decrease in pre-paid expenses                         -0-
           (Increase) Decrease in other assets                            4,600
           Increase (Decrease) in accounts payable,
               accrued interest and accrued expenses                     55,000
                                                                       ---------
     Net cash (used) by operating activities                            (22,100)

Cash flows from investing activities:
           Purchase of property and equipment                               -0-

Net cash (used) by investing activities                                     -0-

Cash flows from financing activities:
     Proceeds from issuance of common stock                              12,000
     Proceeds from debt obligations                                      10,000
     Repayment of debt obligations                                          -0-
                                                                       --------
Net cash provided by financing activities                                22,000

Net increase (decrease) in cash and cash equivalents                       (100)

Cash and cash equivalents, beginning of year                              6,800
                                                                       --------

Cash and cash equivalents, end of year                                    6,700
                                                                       --------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
           Interest                                                         -0-

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of November 30, 1998, the statements of operations for the three months ended November 30, 1998 and 1997 and the statements of cash flows for the three month ended November 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of November 30, 1998 and for all periods presented have been made. The results of operations, for the three months ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of November 30, 1998, were 9,999,000.

                       DERMARX CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management Plans

      The Company's goal is to focus resources on the development and marketing of its consumer line of products, including the diaper rash, hemorrhoidal and psoriasis treatments. The Company is offering the wound care products line for sale and is actively seeking a merger partner to provide management and product depth to the consumer products.

Results of Operations

      Gross revenues decreased from $32,200 in the three month ended November 30, 1997, to $19,800 for the three months ended November 30, 1998. This decrease was insignificant. There was no significant change in the Cost of Good Sold. The Company intends to write down the wound care inventory which is no longer being marketed at the rate of $20,000 per quarter over the next four quarters for a total of $80,000.

      On October 16, 1998, Gerit Mulder resigned as President and Director of Wound Services, Inc., the Company's wholly owned wound care consulting subsidiary as a Vice President and Director of DermaRx. The ownership of the Consulting Business is currently in dispute with Dr. Mulder.

Subsequent Events

      On December 16, 1998, Maryanne Carroll resigned as President and Director of DermaRx. She is continuing to perform limited services on a consulting basis.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DERMARX CORPORATION
                                        (Registrant)


Dated: March 10, 1999.              /s/ Peter G. Martin
                                        -----------------------
                                        Peter Martin, Director