Form 10KSB40
period 1999-02-28
DERMARX CORP
filed 1999-06-29
CIK 793043

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                February 28, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $121,262

      As of May 30, 1999, the aggregate market value of the 9,999,019 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $899,911.

      The number of shares outstanding of the registrant's common stock, par value $.05, as of February 28, 1997 was 9,999,019 shares.

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

      In 1993, Company began to concentrate its efforts on marketing its two skin protective products. DermaMend(TM) and BottomBetter(TM) were found, through clinical trials and user satisfaction, to be highly effective products. Unfortunately, lawsuits filed in early 1992 with the product's developer demanded all of the Company's resources, forcing the delay of marketing efforts. The lawsuit's settlement in the spring of 1994 provided the Company with the undisputed ownership of the patent for the two skin protectant products.

      To take advantage of the potential of both DermaMend(TM) and the rapidly growing wound care industry and to create a commercially viable product line, an extended line of wound care products was developed during 1995 - 1996. New products, a skin tear therapy (GeriMend Skin Tear Therapy(TM)), an antibacterial wound cleanser (DermaMend(TM) Cleanser), a polyurethane foam dressing (DermaMend(TM) Foam), an amorphous hydrogel (DermaMend(TM) Gel), and a composite dressing (DermaMend(TM) Island Dressing), and a hydrogel impregnated gauze dressing (DermaMend(TM) Hydrogel Gauze Dressing) have been developed. All products are considered proprietary. A patent has been awarded for DermaMend Barrier(TM), GeriMend Skin Tear Therapy(TM), DermaMend(TM) Cleanser, and DermaMend(TM) Foam - Cavity Dressing. The names DermaMend(TM) and GeriMend(TM) have been trademarked. A patent is pending for DermaMend(TM) Foam (square) and DermaMend(TM) Gel . There is no assurance that a patent will be allowed.

      On March 3, 1995, the Company issued a Confidential Private Offering Memorandum offering units comprised of 100,000 shares of Common Stock per unit, at $50,000 per unit to seven "accredited investors" (as defined within the Securities Act of 1933 and the Regulations promulgated thereunder) and to a limited number of non-accredited investors. In July 1995 the Board of Directors approved an increase in the offering from $350,000 to $500,000. Additional private placement offerings were commenced in September, 1995 (2,000,000 shares at the price of $.50 per common share), in December 1996 (1,000,000 shares at the price of $.50 per common share), in May 1997 (1,000,000 shared at the price of $.25 per common share and unsecured promissory notes for $250,000), and in November 1997 (3,000,000 shares at the price of $.10 per common share).

      The Company received FDA 510(k) marketing approval for DermaMend(TM) Foam in August 1995, for DermaMend(TM) Gel in October, 1996, for DermaMend(TM) Foam Island Dressing in May, 1997, and for DermaMend(TM) Hydrogel Gauze Dressing in July, 1997.

      In May, 1997 the Company negotiated the settlement of an outstanding debt of $226,094 debt for $10,000.

      In May, 1997 the Company created Integrated Wound Management (IWM), a wholly owned subsidiary to provide consulting and education services to the wound care industry. The business was dissolved in October 1998.

      In November, 1997 development was completed on the Company's new topical hemorrhoid cream. A clinical evaluation of the product was completed in 1998, and indicated superior efficiency.

      The Company has not been involved in any bankruptcy, receivership or similar proceedings from the time of its organization.

      The Company did not have any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business during the fiscal year.

      (b) Business of Issuer:

      The Company has been involved in the research and development of wound care business with products that treat wounds for both the consumer and the health care provider markets. All products are proprietary preparations designed primarily for the topical treatment and management of wounds, disorders and irritations including venous, pressure and diabetic ulcers, diaper rash, urinary and fecal incontinence, skin chaffing, abrasions, minor burns, skin tears and hemorrhoids. The Company also owns the patent to a proprietary speech-generated tactile feedback device which it no longer actively markets. The Company's primary objectives are 1) to market its hemorrhoidal cream and its diaper rash cream over the internet, 2) to become a leading provider of wound clinic development and wound care education service, 3) to market, in conjunction with a marketing partner, a full line of "value-added" clinically proven, over-the-counter treatments for the management of chronic wounds, and 4) to become a leading provider of educational and management service to the hospital, nursing home, home health and physical therapists that provide wound treatments.

      (1) Principal products or services:

            The Company's comprehensive wound care product line is designed to address the rapidly growing market of people suffering from hemorrhoids and chronic wounds, and of the hospitals, nursing homes, home health care agencies and wound clinics that provide wound care treatments. Chronic wounds frequently affect the elderly as well as people with diabetes, venous insufficiency and those who are immobilized. Hemorrhoids affect a large proportion of persons over the age of 18. Possible causes of hemorrhoids are constipation, sitting for long periods of time, spicy diet, pregnancy, and heavy lifting. There is no known cure and, with sufferers experiencing periodic hemorrhoid episodes, product brand loyalty is developed.

      Products include:

      a. BottomBetter(TM): BottomBetter(TM) is a topical cream that meets FDA guidelines for over-the-counter ("OTC") diaper rash remedies and produces proven positive results in healing diaper rash. It is packaged in convenient single-dose, disposable containers (18 per package).

      b. Unnamed Hemorrhoid Cream is a topical ointment which meets all the FDA standards for ingredients and labeling as an OTC Anorectal Drug. It is indicated for the temporary relief of itching, burning and swelling associated with hemorrhoids. It will be packaged in one ounce tubes and clinically evaluated by physicians.

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

      f. DermaMend(TM) Foam: DermaMend(TM) Foam is a second generation hydrophilic polyurethane foam dressing which contains an odor repressing ingredient. The 4"x4" square is sterilized and indicated for partial and full thickness wounds including pressure, venous and diabetic ulcers. The Company received FDA 510 (k) approval to market the product in August 1995.

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

      j. Vocal Feedback Devices: The Company also owns the rights to a vocal feedback device designed as a mechanical aid for speech therapy. During its fiscal year ended February 28, 1994, the Company elected to discontinue active marketing of the vocal feedback device and to concentrate primarily on marketing and manufacturing of its skin care products.

      (2) Distribution status:

      The Company plans to distribute all products over the internet subject to raising capital to fund the acquisition of inventory and to establish a web site. Additionally, marketing partners are being sought for international sales.

      (3) Status of any publicly announced new product or service:

            BottomBetter(TM) - patented; available for shipment; limited distribution available.

            DermaMend Barrier(TM) - patented; available for shipment.

            GeriMend Skin Care Therapy(TM) - patented; available for shipment.

            DermaMend(TM) Cleanser - patented; available for shipment.

            DermaMend(TM) Foam - patent issued on cavity wound filler; patent pending on other sizes and shapes of foam; available for shipment - 5 cm round and 11 cm x 11 cm square. FDA 510(k) marketing approval received in August, 1995.

            DermaMend(TM) Gel - patent pending; FDA 510(k) marketing approval received in October, 1996.

            DermaMend(TM) Island Dressing - FDA 510(k) marketing approval was received in May, 1997.

            DermaMend(TM) Hydrogel Gauze Dressing - FDA 510(k) marketing approval received in July, 1997.

            Hemorrhoidal Cream - patented; clinical evaluation completed.

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

      DermaRx provides cost-effective and efficacious products, unique delivery systems, a synergistically designed product line. While the Company's small size offers distinct advantages in terms of product development and cost management, it has limitations for distribution.

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

      (5) Sources and availability of raw materials and the names of principal suppliers:

      The Company does not maintain manufacturing facilities and it contracts for the production and packaging of all its products. BottomBetter(TM), DermaMend(TM) Barrier, GeriMend(TM) Skin Care Therapy, and DermaMend(TM) Cleanser and the hemorrhoid cream are currently blended by unaffiliated contract manufacturers. DermaMend(TM) Foam is manufactured by a separate, unaffiliated polyurethane foam manufacturer. The foam is shipped to Denver where it is packaged, sterilized, tested and stored for shipment. All the products are inventoried in Denver.

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

      (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

      The Company currently holds the following patents:

            Vocal Feedback Device, issued December 10, 1986 and European patent was granted in August, 1992

            Eradication And Treatment of Diaper Dermatitis And Other Related Skin Disorders (BottomBetter(TM) and DermaMend(TM)), issued May, 1992

            Skin Tear Medicament and Method of Use (GeriMend Skin Tear Therapy(TM)), issued July, 1996

            Wound Cleanser and Method of Use (DermaMend(TM) Cleanser), issued July, 1996

            Wound Filler and Method of Manufacture (DermaMend(TM) Foam Cavity), issued November, 1996

            Hemorrhoid Cream - allowed June 1999

      The Company has applied for patents on DermaMend(TM) Gel, DermaMend(TM) Foam (square). There is no assurance that these applications will be allowed.

            BottomBetter(TM), DermaMend(TM) and GeriMend are registered trade names of the Company.

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

      Two of the Company's wound care products will be marketed as OTC skin protectant products. Skin protectant products are the subject of an ongoing FDA rulemaking procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Monographs were issued by the FDA in 1978 and 1981, respectively. It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect the Company's products. The Company believes that its products have been formulated and labeled in accordance with the proposals outlined in the Preliminary and Tentative Monographs. It is the Company's intention to manufacture and label two of its products pursuant to the FDA's Final Monograph relative to "skin protectants" which could eventually require a formulation and/or labeling change. Four products, DermaMend(TM) Foam, DermaMend(TM) Island Dressing, DermaMend Gel and DermaMend(TM) Hydrogel Gauze Dressing will not be marketed in compliance with published monographs but rather have received FDA 510(k) marketing approval.

      (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customer:

                                 1997           $15,000
                                 1998           $30,000

      The extent to which the cost of such activities are borne directly by customers: Not Applicable.

      (11) Costs and effects of compliance with environmental laws (federal, state and local):

      Not applicable.

      (12) Number of total employees and number of full time employee:

      The Company currently has no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company owns no real estate and is not obligated on any real estate lease.

ITEM 3. LEGAL PROCEEDINGS.

In April 1999, the Company filed a lawsuit against Gerit D. Mulder, former officer and director and Lee Booras, former Business Manager seeking damages based on breach of duty among other things.

      The Company is not a party to any other pending legal proceeding, nor is its property the subject of any pending legal proceeding. Further, the Company is not aware of any proceeding that a governmental authority is contemplating. Additionally, the Company is not aware of any material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

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

================================================================================
Fiscal Quarter Ending:                                                Bid
----------------------                                                ---
--------------------------------------------------------------------------------
Fiscal 1998                                                     High         Low
-----------                                                     ----         ---
--------------------------------------------------------------------------------
May 1998                                                        .32          .04
--------------------------------------------------------------------------------
August 1998                                                     .34          .02
--------------------------------------------------------------------------------
November 1998                                                   .35          .02
--------------------------------------------------------------------------------
February 1999                                                   .03          .01
================================================================================

      There were 233 holders of record of the Common Stock, including those shares held in "street name" as of February 28,1999. As of May 30, 1999, the closing "bid" and "asked" prices were $0.7 and $0.11 per share respectively.

      The Company did not declare or pay dividends during Fiscal 1998. The Company intends to invest earnings, if any, in its business, and to fund operations and development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Results of Operations - Fiscal 1998 Compared to Fiscal 1997

      Due to the unexpected and untimely departure of Gerit Mulder, former President and Director of the Company's wholly owned subsidiary, the Company was forced to suspend its wound care consulting business. Since the consulting business was the primary source of revenues, revenue goals were not met during fiscal 1998. The Company believes that Mr. Mulder has breached his fiduciary duties and has utilized programs and customers developed by and for the Company without the Company's authorization. Accordingly, a lawsuit has been initiated against Mr. Mulder.

      During Fiscal 1998, Maryanne Carroll resigned as President and Director of the Company, and Pedro Valdez and Gerit Mulder resigned as Directors.

      The Company's primary goals for fiscal 1999 are: 1) to obtain capital to establish an internet business to sell the Company's products; 2) to sell international marketing rights to its products; and 3) to find a merger partner.

      Subsequent Events

      On April 5, 1999, the Company filed a lawsuit against Gerit Mulder, former officer and director and against Lee Booras, former business manager for breach of fiduciary duty and improper use of corporate assets.

      On June 2, 1999, the Company received notice that a patent had been allowed on the hemorrhoid cream.

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

      b)    Internal and external sources of liquidity:

      The Company does not expect a positive cash flow until additional working capital is obtained.

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

      None.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The executive officers, directors, and significant employees of the Company and their ages, are as follows:

--------------------------------------------------------------------------------
Name                 Age    Position                             Director Since
----                 ---    --------                             --------------
--------------------------------------------------------------------------------
Thomas Dean          53     Director                             1995
--------------------------------------------------------------------------------
Peter Martin         45     Director                             1996
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

                             SUMMARY COMPENSATION TABLE

Name                       Annual Compensation      Long Term Compensation
----                       -------------------      ----------------------

                           Fiscal     Salary   Restricted Stock Awards (Options)
                           Year          $                  (#)
                           ----          -                  ---

(Former Treasurer,         1996        8,500             (125,000)
Secretary)                 1997          -0-              (25,000)
                           1998          -0-

Maryanne Carroll           1996      100,000              (50,000(1))
Former President           1997      100,000             (376,118(2))
                           1998      100,000             (250,000)
                                     (deferred)

Gerit Mulder               1996      156,000               97,500(3)
V.P. Business Development
President of Integrated    1997      156,000
Wound Management           1998       96,200

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

                                                     Shares          Price Range
                                                     ------          -----------
ISOP PLAN
---------
Outstanding at February 28, 1993                     31,000             $ 2.50
Canceled                                             31,000             $ 2.50
Outstanding at February 28, 1994                          0                 --
Outstanding at February 28, 1995                          0                 --

                                                     Shares          Price Range
                                                     ------          -----------
ESOP PLAN
---------
Outstanding at February 28, 1993                     34,920      $2.36 - $2.76
Canceled                                             34,920      $2.36 - $2.76
Outstanding at February 28, 1994                          0                 --
Outstanding at February 28, 1995                          0                 --

--------
(1) Options earned as consultant; April through September 1994 - 50,000. Options earned as President; October through February - 104,167.
(2) Options earned as President are 351,118. Options earned as a director are 25,000.
(3) Includes 67,500 shares earned as a consultant prior to joining the Company as Vice President and 30,000 shares awarded pursuant to his employment agreement.

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

Name and Address of Beneficial Owner   Beneficial Ownership  Percentage of Class
------------------------------------   --------------------  -------------------

Ms. Maryanne Carroll                         920,298(1)              9.1%
284 Jackson Street
Denver, CO  80206

Mr. Pedro Valdez                             160,000(2)              1.6%
252 Griggs Avenue
Teaneck, NJ  07666

Mr. Tom Dean                                 200,000(3)              2.0%
c/o Innovative Research
Assoc., Inc.
520 Madison Avenue
New York, NY  10022

David Russell                              1,300,000                13.0%
45 Park Place South, Suite 103
Morristown, NJ  07960

Gerit Mulder                                 147,500(4)              1.5%
4720 E. Princeton Ave
Englewood, CO  80110

Peter Martin                                 262,500(5)              2.6%
48 Ogden Place
Dobbs Ferry, NY 10522

All Officers and Directors                 1,300,298                16.9%
as a Group (five persons)                    (1)(2)
                                             (3)(4)
                                              (5)

      (1) Includes options to purchase 401,118 shares of Common Stock exercisable at $.50 per share and 50,000 shares at $.625 per share granted to Ms. Carroll.

      (2) Includes an option to purchase 50,000 shares of Common Stock exercisable at $.625 per share.

      (3) Includes an option to purchase 100,000 shares of Common Stock exercisable at $.50 per share issued to Innovative Research Associates, Inc., a company controlled by Mr. Tom Dean and 50,000 shares at $.625 per share.

      (4) Includes an option to purchase 50,000 shares of Common Stock exercisable at $.50 per share.

      (5) Includes warrants and options to purchase 122,500 shares of Common Stock exercisable at $.625 per share.

      The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. As a term of Dr. Mulder's employment contract, he is to receive one option per year to purchase 50,000 shares of common stock at $.50 per share any time before December 31, 1999, for each year of the agreement, i.e., November 1, 1995 to November 1, 1997, (100,000 total shares). Options shall be considered earned on the last day of each contract year.

2. Maryanne Carroll received shares for her participation in the debt conversion in which she converted $54,590.00 of the Company's debt in exchange for 109,180 shares at $.50 per share.

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

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during its fiscal year ended February 28, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DermaRx Corporation


                                            By:/s/ Peter Martin
                                               ------------------------
                                               Peter Martin, Director

                                            Date: June 15, 1999
                                                 ----------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:/s/ Peter Martin
                                               ------------------------
                                               Peter Martin, Director

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

                                     DERMARx
                                  BALANCE SHEET
                                FEBRUARY 28, 1999

                                     ASSETS
Current assets:
     Cash and cash equivalent                                                 $        22
     Accounts receivable - trade                                                    5,459
     Inventory - Finished goods                                                    39,899
     Other Receivables                                                             31,520
                                                                              -----------
          Total current assets                                                     76,900
                                                                              -----------

Property and equipment:
         Equipment, net of accumulated depreciation of $17,357                      2,948
                                                                              -----------

Other assets:
     Patents, net of accumulated amortization of $57,598                           93,093
                                                                              -----------

         Total Assets                                                         $   172,941
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - net of discounts                                          $   175,950
    Notes payable - related party, net of discounts                                50,000
    Accrued interest - notes payable                                               17,601
    Accrued interest - notes payable, related party                                14,301
    Accounts payable and accrued expenses                                         171,797
                                                                              -----------
          Total current liabilities                                               429,649
                                                                              -----------

Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 shares authorized;
       9,999,019 shares issued and outstanding                                $   499,951
     Additional paid-in capital                                                 4,125,027
     Accumulated (deficit)                                                     (4,881,686)
                                                                              -----------

         Total Stock holders' Equity                                          ($  256,708)
                                                                              ===========

         Total Liabilities and Stockholder's Equity                           $   172,941
                                                                              ===========

See accompanying Auditor's Report and notes to Financial Statement.

                                     DERMARx
                            STATEMENTS OF OPERATIONS

                                                       Years Ended February 28
                                                       1999               1998
                                                       ----               ----
Revenues:
     Sales, net discounts                          $   121,262      $   123,467
     Cost of Goods sold                                 18,252           43,484
                                                   -----------      -----------
     Gross profit                                      103,010           79,983

     General and Administrative                        279,428          427,269
                                                                    -----------
          Special Item (Note 12)                        98,465
          Research and Development                      30,000           15,000
                                                   -----------      -----------
                                                       407,893
                                                   -----------
(Loss) from operations                                (304,883)        (362,286)

Other income (expense)
     Interest income                                        48              430
     Interest expense                                  (25,605)         (30,309)
                                                   -----------      -----------

Net (loss) before extraordinary item               $  (330,440)     $  (392,163)
                                                   -----------      -----------

Extraordinary item:
      Gain on Extinguishment of debt                        --          226,904
                                                   -----------

Net (loss)                                         ($  330,440)     ($  165,259)
                                                   ===========      ===========

Income (loss) per common share:
     (Loss) before extraordinary gain              ($     0.03)     ($     0.05)
     Extraordinary Gain                                     --             0.03
                                                   -----------      -----------
Net (loss) per common share                        $      (.03)     $      (.02)
                                                   -----------      -----------

Weighted average shares outstanding                $ 9,578,349      $ 7,586,138
                                                   ===========      ===========

See accompanying Auditor's Report and notes to Financial Statement.

                                     DERMARx
                    STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                         Common Stock
                                         ------------
                                              Additional
                                     Par        Paid-in    Accumulated
                       Shares       Value       Capital      Deficit         Total
                       ------       -----       -------      -------         -----
Balance -
February 28, 1997      7,127,363    356,368    3,989,495    (4,385,987)     (40,124)
Shares issued in
private placements     1,025,000     51,250       68,450            --      119,700
Shares issued  in
connection with debt
obligations              523,800     26,190           --            --       26,190

Net (loss)                    --         --           --      (165,259)    (165,259)
                       ---------   --------   ----------   -----------    ---------

Balance -
February 28, 1998      8,676,163    433,808    4,057,945    (4,551,246)     (59,493)
Shares issued in
private placements       618,000     30,900       30,900            --       61,800
Shares issued in
Conversion of Notes
Payable                  186,666      9,333        9,333            --       18,666
Shares issued  for
services and accrued
expenses                 518,190     25,910       26,849            --       52,759

Net (loss)                    --         --           --      (330,440)    (330,440)
                       ---------   --------   ----------   -----------    ---------
Balance -
February 28, 1999      9,999,019   $499,951   $4,125,027   ($4,881,686)   ($256,708)
                       =========   ========   ==========   ===========    =========

See accompanying Auditor's Report and notes to Financial Statement.

                        DERMARx STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                                                                  1999         1998
                                                                               ---------    ---------
Cash flows from operating activities:
     Net (loss)                                                                $(330,440)   $(165,259)
     Adjustments to reconcile net (loss) to net cash (used) by
          operating activities:
          Gain of extinguishment of debt                                              --     (226,904)
          Expenses paid by issuance of stock                                      55,224           --
          Discount on notes amortized                                             13,095       13,939
          Depreciation and amortization                                           13,594       14,509
     Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                             11,341      (10,064)
           (Increase) Decrease in inventory                                       89,217       (3,404)
           (Increase) Decrease in prepaid expenses                                 1,487       12,807
           (Increase) Decrease in other assets                                   (28,000)       3,286
           Increase (Decrease) in accounts payable, accrued interest
           and accrued expenses                                                   42,582      119,496
                                                                               ---------    ---------

     Net cash (used) by operating activities                                    (131,900)    (245,205)
                                                                               ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       62,000      119,700
     Proceeds from debt obligations                                               10,000      157,950
     Repayment of debt obligations                                               (11,000)     (12,500)
                                                                               ---------    ---------
Net cash provided by financing activities                                         61,000      265,150
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                             (70,900)      19,945

Cash and cash equivalents, beginning of year                                      70,922       50,977
                                                                               ---------    ---------

Cash and cash equivalents, end of year                                         $      22    $  70,922
                                                                               =========    =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                             $     324           --
                                                                               =========    =========

See accompanying Auditor's Report and notes to Financial Statement.

                                     DERMARx
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

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

                                     DERMARx
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

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

      New Accounting Standards:

      In 1998, we adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income: FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. We do not have any components of comprehensive income other than net income.

Note 2 - OPERATING RESULTS AND MANAGEMENT'S PLANS

      The Company has had recurring operating losses, has been in default of certain debt agreements and has had deficiencies in working capital in the past which raise doubt about the Company's ability to continue as a going concern.

      The Company has raised $1,432,650 over the past four fiscal years net of costs in private placements and converted debt and liabilities to common stock. The Company is in the process of developing new wound care products and services.

      The Company is also in the process of raising capital through a private placement.

Note 3 - LONG TERM DEBT

      During the year ended February 28, 1995, the Company raised $315,500 in a private placement by issuance of three year notes which bear interest at a rate of 6% per annum. In connection with the issuance of the notes, the Company issued 631,000 shares of its common stock to the noteholders. During the year ended February 28, 1996, holders of $230,500 of the notes plus interest accrued thereon converted to common stock of the Company. Of this amount $140,500 was converted by officers and directors of the Company. During the year ended February 28, 1999, holders of $10,000 of the notes,

                                     DERMARx
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

      plus accrued interest thereon, converted into 126,666 shares of common stock of the Company.

      During the year ended February 28, 1998, the Company raised $27,000 through the issuance of demand notes, which bear interest at the rate of 8% per annum.

      During the year ended February 28, 1999, $11,000 of these notes were paid and $6,000 of notes were converted into 60,000 shares of common stock of the Company.

      During the year ended February 28, 1998, the Company raised $130,950 in a private placement by issuance of one year notes which bear interest at a rate of 5% per annum. In connection with the issuance of the notes, the Company issued 523,800 shares of its common stock to the note holders.

      Aggregate maturities of notes payable are as follows:

                                              Fiscal Year                Amount
                                              -----------                ------
                                              1999                    $225,950
                                              Less: Current Portion   (225,950)
                                                                      --------
                                                                           $-0-
                                                                      ========

Note 4 - INCOME TAXES

      The Company has changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, Accounting for Income Taxes. This accounting change had no significant impact on the Company's financial statements.

      As of February 28, 1999, the Company has net operating loss carryforwards of approximately $4,550,000 for both financial statement and income tax purposes which expire in the years 2001 through 2014, and unused research and development credits of $21,000 which expire in 2001. The Company has provided a full valuation reserve against the benefit of the net operating loss and unused R&D Credits due to uncertainty regarding its ability to use them.

Note 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has authorized 800 shares of $.10 par value Series A 14% convertible preferred stock. The holders of the Series A preferred stock are entitled to 15 votes per share on all matters submitted to a vote of the common shareholders and are entitled in liquidation to share price plus all accrued and unpaid dividends. No preferred stock shares were outstanding as of February 28, 1999.

                                     DERMARx
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

Note 6 - COMMON STOCK

      During the year ended February 28, 1998, the Company issued 1,025,000 shares of common stock of the Company in connection with a private placement with net proceeds of $132,500.

      During the year ended February 28, 1998, the Company issued 523,800 shares of common stock of the Company in connection with the receipt of $130,950 of financing.

      During the year ended February 28, 1999, the Company issued 618,000 shares of common stock for net proceeds of $62,000.

      During the year ended February 28, 1999, the Company issued 518,190 shares of common stock for service and conversion of accrued expenses.

Note 7 - STOCK WARRANTS

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

Note 8 - COMMITMENTS

      None.

Note 9 - MAJOR CUSTOMERS

      For the years ended February 28, 1999 and 1998 there were three and three customers, respectively, who accounted for more than ten percent of the Company's sales of its non-prescription products. The Company is not dependent, however, and believes the loss of one of its customers would not have a material effect on the Company's sales.

Note 10 - MANUFACTURING

      For 1999 and 1998 the Company is dependent on three suppliers of its non-prescription products. The Company has identified additional suppliers to serve as back-up suppliers.

                                     DERMARx
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

Note 11 - EXTRAORDINARY ITEM

      In May 1997, the Company negotiated a discount on a liability (royalty and security agreement) from $226,094 to $10,000. Payment of $10,000 was made in May 1997.

      During the year ended February 20, 1999 the Company wrote down its inventory reflecting its decline in value by $98,465.

                                 Paul C Roberts
                          Certified Public Accountant
                                800 Bedford Road
                            Pleasantville, NY 10570

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
DermaRX, Inc.

      I have audited the accompanying balance sheet of DermaRX, Inc. at February 28, 1999 and the related statements of operations, changes in common stockholders' equity and cash flows for each of the two years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DermaRX, Inc. at February 28, 1999 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's past default on certain loan agreements, recurring losses, and past deficiencies in working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Paul C. Roberts

                                                    PAUL C. ROBERTS
                                                    Certified Public Accountant

Pleasantville, New York
June 14, 1999