Form 10QSB
period 1999-05-31
DERMARX CORP
filed 1999-10-13
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,999,019 of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

                             DERMARX AND SUBSIDIARY
                                  BALANCE SHEET
                                  May 31, 1999

                                     ASSETS
Current assets:
     Cash and Cash Equivalent                                       $    10,765
     Accounts receivable - trade                                              0
     Inventory - Finished goods                                          39,099
     Other Receivables                                                   31,500
                                                                    -----------
      Total current assets                                               81,364

Property and equipment:
     Equipment, net of accumulated depreciation of $17,505                2,800

Other assets:
     Patents, net of accumulated amortization of $57,691                 93,000
                                                                    -----------

      Total assets                                                  $   177,164

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - net of discounts                               $   176,000
     Notes payable - related party, net of discounts                     57,500
     Accrued interest - notes payable                                    21,132
     Accrued interest - notes payable, related party                     17,170
     Accounts payable and accrued expenses                              171,570
                                                                    -----------
      Total current liabilities                                         443,372

Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 authorized;
       9,999,019 shares issued and outstanding                          499,951
     Additional paid-in capital                                       4,125,027
     Accumulated (deficit)                                           (4,819,185)
            Total Stock holder Equity                                  (266,208)

            Total Liabilities and Stockholder's Equity                  177,164


See accompanying Auditor's Report and notes to Financial Statement.            1

                             DERMARX AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                              May 31

                                                      1999              1998
                                                      ----              ----
Revenues:
     Sales, net discounts                         $     2,700       $    31,300
     Cost of goods sold                                   800            13,400
                                                  -----------       -----------
     Gross profit                                       1,900            17,900

     General and administrative                         5,000           102,000
                                                  -----------       -----------


 (Loss) from operations                                (3,100)          (84,100)

Other income (expense)
     Interest income                                      -0-                10
     Interest expense                                  (6,400)              -0-

Net profit (loss)                                      (9,500)          (84,100)

Net (Loss) per common share:                      $     (.001)      $      (.01)

Weighted-average
  number of common shares outstanding               9,999,019         9,271,258


See accompanying Auditor's Report and notes to Financial Statement.            2

                             DERMARX AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                   May 31
                                                                (Unaudited)

                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
   Net (loss)                                              $ (9,500)   $(84,100)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
      Accounts payable, accrued expenses and accrued
      interest converted to common stock                        -0-      27,100
      Depreciation and amortization                             241       4,200

   Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable             5,479      (4,400)
       (Increase) Decrease in inventory                         800       4,800
       (Increase) Decrease in other assets                      -0-       1,200
      Increase (Decrease) in accounts payable,
      accrued interest and accrued expenses                   6,173     (18,500)
      (Increase) Decrease in prepaid expenses                   -0-       2,300
   Net cash (used) by operating activities                    3,193     (67,400)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                60,000
   Proceeds from issuance of notes payable                    7,550         -0-
Net cash provided by financing activities                     7,550      60,000
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         10,743      (7,400)

Cash and cash equivalents, February 28                           22      71,000
                                                           --------    --------

Cash and cash equivalents, May 31                          $ 10,765    $ 63,600
                                                           ========    ========


See accompanying Auditor's Report and notes to Financial Statement.            3

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of May 31, 1999, the statements of operations for the three months ended May 31, 1999 and 1998 and the statements of cash flows for the three month ended May 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results and cash flows as of May 31, 1999 and for all periods presented have been made. The results of operations, for the three months ended May 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statement and notes thereto included in the Company's Form 10-K for its fiscal year ended February 28, 1999, which was filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of May 31, 1999, were 9,999,019.


See accompanying Auditor's Report and notes to Financial Statement.            1

                       DERMARX CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management Plans

The Company's primary goal is to focus resources on the development and marketing of its consumer line of products, including the diaper rash, hemorrhoidal, and psoriasis treatments. Marketing plans for the domestic market include e-commerce. International marketing plans are based on selling exclusive distributorships to distributors in various foreign countries. The company is seeking a merger partner to add products and management. Additional working capital is required to purchase inventory and to proceed with marketing efforts.


Results of Operations

On May 20, 1999, the Company was notified by the U.S. Patent Office that certain claims had been allowed for patent approval on the Company's new topical hemorrhoid product.

On April 5, 1999, the Company filed a lawsuit against Gerit D. Mulder, a former officer and director and Lee Booras, a former Business Manager seeking damages based on breach of fiduciary duty among other things.

Gross revenues decreased from $31,000 for the first quarter of 1998 to $2,700 for the first quarter of 1999. Cost of goods sold decreased from $13,400 to $800. The Company does not expect sales revenues to increase until additional working capital in available.

Subsequent Events

None.


See accompanying Auditor's Report and notes to Financial Statement.            2

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DERMARX CORPORATION
                                          (Registrant)


Dated: July 19, 1999.                     /s/ Peter Martin
                                          --------------------------------------
                                          Peter Martin, Director