Form 10QSB
period 1999-08-31
DERMARX CORP
filed 1999-10-15
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 August 31, 1999

                                       OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,999,019 of common stock, par value $.05 per share.

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                             DERMARX AND SUBSIDIARY
                                  BALANCE SHEET
                                 August 31, 1999
                                   UN-AUDITED

                                     ASSETS

Current assets:
      Cash                                                          $     4,400
      Accounts receivable - trade                                         1,000
      Inventory - Finished goods                                         38,000
      Other receivable                                                   25,000
                                                                    -----------
            Total current assets                                         68,400

Property and equipment:
      Computer equipment, net of accumulated
         depreciation of $17,900                                          2,400

Other assets:
      Patents, net of accumulated amortization
         of $57,000                                                      90,000
                                                                    -----------
                                                                         92,400

            Total assets                                            $   160,800

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes and accumulated interest payable -
         net of discounts                                               176,000
      Notes payable - related party
         net of discounts                                                57,500
      Accrued interest - notes payable                                   24,700
      Accrued interest - notes payable, related party                    18,300
      Accounts payable and accrued expenses                             169,500
                                                                    -----------
            Total current liabilities                                   446,000

Common stockholders' equity:
      Common stock, $.05 par value; 12,000,000 authorized;
         9,999,019 shares issued and outstanding                        500,000
      Additional paid-in capital                                      4,125,000
      Accumulated (deficit)                                          (4,910,200)
                                                                    -----------
            Total stockholders' equity                                 (285,200)
                                                                    -----------
            Total liabilities and stockholders' equity              $   160,800

                             DERMARX AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   UN-AUDITED

                                                        Three Months Ended
                                                          August 31, 1999

                                                       1998             1999
                                                       ----             ----

Revenues:
      Sales, net discounts                         $    48,100      $     3,900
      Cost of goods sold                                 3,100            1,700
                                                   -----------      -----------
      Gross profit                                      45,000            2,200

      General and administrative                       109,000           16,500
                                                   -----------      -----------
(Loss) from operations                                 (64,000)         (14,300)

Other income (expense)
      Interest income                                      -0-              -0-
      Interest expense                                  (2,500)          (4,700)
                                                   -----------      -----------
                                                        (2,500)          (4,700)

Net (loss)                                             (66,500)         (19,000)

Net (loss) per common share:                       $      (.01)     $      (.01)

Weighted-average number of common shares
   outstanding                                       9,271,258        9,999,019

                             DERMARX AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   UN-AUDITED

                                                            Three Months Ended
                                                              August 31, 1999

                                                             1998        1999
                                                             ----        ----

Cash flows from operating activities:
      Net (loss)                                           $(66,500)   $(19,000)
      Adjustments to reconcile net (loss) to
         net cash (used) by operating
         activities:
            Depreciation and amortization                     3,900       3,400

      Changes in assets and liabilities:
            (Incr) in accounts receivable                   (16,500)     (1,000)
            Decr in inventory                                19,500       1,000
            Decr in other receivables                             0       6,500
            Incr in accounts payable,
               accrued interest and accrued
               expenses                                      10,200       2,700
                                                           --------    --------
      Net cash (used) by operating activities              $(56,800)   $ (6,400)

Cash flows from investing activities:                           -0-           0

Net cash provided by financing activities                       -0-           0
                                                           --------    --------
Net increase (decrease) in cash and
   cash equivalents                                         (56,800)     (6,400)

Cash and cash equivalents, beginning of period             $ 63,600    $ 10,800

Cash and cash equivalents, end of period                      6,800       4,400
                                                           --------    --------
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
            Interest                                            -0-         -0-

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of August 31, 1999, the statements of operations for the three months ended August 31, 1999 and 1998, and the statements of cash flows for the three months ended August 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and cash flows as of August 31, 1999, and for all periods presented have been made. The results of operations, for the three months ended August 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of August 31, 1999, were 9,999,019.

                       DERMARX CORPORATION and SUBSIDIARY

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management Plans

      Three new members have been appointed to the Board of Directors to fill existing vacancies. These individuals will serve as an interim management team to restart business operation.

      Management's immediate focus will be on completing a secondary offering to finance the development and operation of DermaRx.Com. DermaRx.Com is the Company's Internet skin/wound repair boutique that provides information and over-the-counter treatments for all types of skin related problems including pressure ulcers, acne, psoriasis, wrinkles, hemorrhoids, nail fungus, diaper rash, burns, age spots, etc. The Company will market its own proprietary skin/wound repair products as well as a variety of complimentary topical products, related vitamins and supplements.

Results of Operations

      The Company's operations have been significantly impacted by the loss of its primary source of revenue due to the resignation of Gerit Mulder as President and Director of Integrated Wound Management, Inc., the Company's wholly-owned wound care consulting subsidiary, and as a Vice President and Director of DermaRx, in October, 1998. The Company has filed a lawsuit against Mr. Mulder seeking damages based on breach of fiduciary duty among other things.

Liquidity of Capital Resources

      The Company expects its capital requirements to increase significantly as the business again becomes operational. The ability to successfully raise working capital and successfully distribute its products as well as other products offered through its Internet boutique will likely have a material impact on the Company's short-term and long-term liquidity.

Subsequent Events

      On September 14th, three new Board Members were appointed to fill existing vacancies. On September 21st, Tom Dean and Peter Martin resigned from the Board. On October 11, the Board of Directors elected Maryanne Carroll to serve as Chairman of the Board, Brian W. Hall to serve as President, and Alan Molk to serve as Corporate Secretary.

      As part of a Corporate reorganization consistent with the Board's plan to complete a secondary offering, the Board approved a one for five reverse stock split effective October 15, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DERMARX CORPORATION
                                          (Registrant)


Dated:  October 14, 1999                  /s/ Brian W. Hall
                                          -----------------------------------
                                          Brian W. Hall, President