Form 10QSB
period 1999-11-30
DERMARX CORP
filed 2000-01-18
CIK 793043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                November 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,019,900 of common stock, par value $.05 per share.

                               DERMARx CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information

        Item 1. Financial Statements

                    Balance Sheet - November 30, 1999                       1

                    Statements of Operations -                              2
                    Three Months Ended November 30, 1999 and 1998

                    Statements of Cash Flows -                              3
                    Three Months Ended November 30, 1999 and 1998

                Notes to Financial Statements                               4

        Item 2. Management's Discussion and Analysis                        5
                of Financial Condition and Results of Operations

Part II. Other Information

        Item 4. Submission of Matters to a Vote of                          6
                Securities Holders

        Item 6. Exhibits and Reports on Form 8-K                            6

        Signature                                                           7

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                             DERMARx AND SUBSIDIARY
                                  BALANCE SHEET
                                November 30, 1999

                                     ASSETS
Current assets:

     Cash                                                             $     3,200
     Accounts receivable - trade                                            2,600
     Inventory - Finished goods                                            35,000
     Other receivable                                                      25,000
                                                                      -----------
          Total current assets                                             65,800
                                                                      -----------

Property and equipment:
     Computer equipment, net of accumulated depreciation of $18,300         2,000
                                                                      -----------

Other assets:
     Patents, net of accumulated amortization of $57,000                   90,000
                                                                      -----------
         Total other assets                                                92,000


         Total Assets                                                 $   157,800
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes and accumulated interest payable - net of discounts         $   178,000
    Notes payable - related party, net of discounts                        57,500
    Accrued interest - notes payable                                       24,700
    Accrued interest - notes payable, related party                        18,300
    Accounts payable and accrued expenses                                 170,000
                                                                      -----------
          Total current liabilities                                       449,500

          Total liabilities                                           $   449,500
                                                                      -----------

Common stockholders' equity:
     Common stock, $.05 par value: 12,000,000 shares authorized;
      2,019,900 shares issued and outstanding                         $   101,000
     Additional paid-in capital                                         4,524,000
     Accumulated (deficit)                                             (4,915,700)
                                                                      -----------


         Shareholders' Equity                                         $  (290,700)
                                                                      ===========
         Total liabilities and shareholders' equity                   $   157,800

                             DERMARx AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   UN-AUDITED

                                           Three Months Ended
                                           November 30, 1999
                                          1998           1999
                                          ----           ----
Revenues:
     Sales, net discounts                 $19,800         $8,200
     Cost of Goods sold                     7,400          2,900
                                      -----------    -----------
     Gross profit                          12,400          5,300

     General and Administrative            67,800          5,000
                                      -----------    -----------

Profit or (Loss) from operations          (55,400)           300

Other income (expense)

     Interest income                           -0-            -0-
     Interest expense                      (7,000)        (4,000)
     Commission expense                   (17,500)            -0-
                                      -----------    -----------
                                          (24,500)        (4,000)
                                                     -----------
Extraordinary item                             -0-            -0-
                                      -----------    -----------
Net profit (loss)                        $(79,900)       $(3,700)
                                      ===========    ===========

Net (loss) per common share                 $(.01)        $(.001)

Weighted average shares outstanding     9,999,000      2,019,900
                                      ===========    ===========

                 DERMARx AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                       FOR QUARTER ENDED NOVEMBER 30, 1999
                                    UNAUDITED

                                                                  Three Months Ended
                                                                 1998            1999
                                                                 ----            ----
Cash Flows from operating activities:
   Net (loss)                                                   $(79,900)        $(3,700)
   Adjustments to reconcile net (loss) to net
    cash (used) by operating activities:
         Accounts payable, accrued expenses and accrued
          interest converted to common stock                          -0-             -0-
         Amortization of discounts on notes                           -0-             -0-
         Expenses paid by issuance of stock                           -0-             -0-
         Depreciation and amortization                             3,900           1,300
   Changes in assets and liabilities
         (Increase) decrease in accounts receivable              (28,200)         (1,600)
         (Increase) decrease in inventory                         22,500          (3,000)
         (Increase) decrease in other assets                       4,600              -0-
         Increase (decrease) in accounts payable, accrued
         interest and accrued expenses                            55,000           1,500
         (Increase) decrease in prepaid expenses                      -0-             -0-
         Increase (decrease) in dividends in arrears                  -0-             -0-
Net cash (used) by operating activities                          (22,100)         (5,500)
                                                            ============    ============

Cash flows from financing activities:
   Proceeds from issuance of common stock                         12,000              -0-
   Proceeds from debt obligations                                 10,000              -0-
   Repayment of debt obligations                                      -0-             -0-
                                                            ------------    ------------
Net cash provided by financing activities                         22,000              -0-
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                (100)         (1,200)
                                                            ------------    ------------

Cash and cash equivalents, beginning of period                     6,800           4,400
                                                            ------------    ------------

Cash and cash equivalents, end of period                          $6,700          $3,200
                                                            ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
         Interest                                                    -0-             -0-

                               DERMARx CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of November 30, 1999, the statements of operations for the three months ended November 30, 1999 and 1998 and the statements of cash flows for the three months ended November 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and cash flows as of November 30, 1999, and for all periods presented have been made. The results of operations, for the three months ended November 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - OUTSTANDING SHARES

Shares issued and outstanding as of November 30, 1999, were 2,019,900. The number of shares outstanding reflects a recent 1 for 5 reverse stock split.

                       DERMARx CORPORATION and SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans

      The Board of Directors plans to hire a new management team and begin the development of an e-commerce business platform, DermaRx.com. Because the Company has exhausted its working capital it will attempt to complete a private placement to fund the development of DermaRx.com and to purchase inventory. There are no assurances that the company will be successful in this regard, and failure to raise capital will jeopardize any plans by the Board of Directors to hire new management, purchase inventory, or to pursue any other opportunities. DermaRx.com is to be the Company's Internet skin/wound repair boutique that provides information and over-the-counter treatments for all types of skin related problems including pressure ulcers, acne, psoriasis, wrinkles, hemorrhoids, nail fungus, diaper rash, burns, age spots, etc. The Company will market its own proprietary skin/wound repair products as well as a variety of complementary topical products, related vitamins and supplements.

Results of Operations

      Pending new financing as discussed above, the Company is not currently actively engaged in operations. The Company is pursuing its lawsuits against former officer and director Gerit D. Mulder and business manager Lora L. Booras seeking damages based on breach of fiduciary duty among other things.

Subsequent Events

      The Company has plans to develop an informational website, DermaRx.com, which is expected to be online by the end of January, 2000.

Liquidity and Capital Resources

      The Company expects its capital requirements to increase significantly if the business again becomes operational. The ability to successfully raise working capital and successfully distribute its products as well as other products offered through its Internet boutique will likely have a material impact on the Company's short-term and long-term liquidity.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

      There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended November 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DERMARx CORPORATION
                                          (Registrant)


Dated: January 14, 2000                   /s/ Maryanne Carroll
                                          -----------------------------------
                                          Maryanne Carroll
                                          Director