Form 10KSB
period 2000-02-28
GOPUBLICNOW COM INC
filed 2000-06-13
CIK 793043

SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

                                   FORM  10-KSB

|X|              ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                            For  the  fiscal  year  ended
                                February  29,  2000

                                       OR

|_|            TRANSITIONAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                             Commission  file  number
                                    33-15607

                               GoPublicNow.com
             (Exact  name  of  registrant  as  specified  in  its  charter)

                Delaware                               13-3301899
    (State  or  other  jurisdiction  of                  (IRS  Employer
     incorporation  or  organization)                Identification  No.)

     5000  Birch  St.,  West  Tower,  Suite  4900
            Newport  Beach,  California                    92660
(Address  of  principal  executive  offices)               (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (949)  752-2797

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State  issuer's  revenues  for  its  most  recent  fiscal  year:  $18,048.

      As of June 8, 2000, the aggregate market value of the 10,866,240 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $35,315,280.

      The number of shares outstanding of the registrant's common stock, par value $.05, as of February 29, 2000 was 2,099,862 shares. The number of shares outstanding of the registrant's common stock, par value $.0001, as of June 8, 2000, was 10,657,240.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

      (a)  Business  Development

      DermaRx Corporation (the "Company"), a Delaware corporation formerly known as Innotek, Inc., was organized in June 1985 to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices. The Company completed an initial public offering of its securities in October 1987. On September 1, 1992, the Company's wholly-owned subsidiary, InnoVisions, Inc., ("InnoVisions Delaware"), acquired all of the outstanding shares of stock of InnoVisions, Inc. ("InnoVisions Ohio,") InnoVisions Ohio manufactured and marketed two "over-the-counter" skin care products, BottomBetter(TM) and DermaMend(TM). In 1993, the Company began to concentrate its efforts on developing and marketing its skin protective products.

     On  October  16,  1998,  Gerit Mulder resigned as President and Director of
Wound Services, Inc., the Company's wholly-owned would care consulting subsidiary and as Vice President and Director of DermaRX. Due to the
unexpected and untimely departure of Mr. Mulder, the Company was forced to suspend its wound care consulting business. Since the consulting business was the primary source of revenues, revenue goals were not met during fiscal 1998. During Fiscal 1998, Maryanne Carroll resigned as President and Director of the Company, and Pedro Valdez resigned as Directors.

     Pursuant to an Acquisition Agreement (the "Acquisition Agreement") dated as of February 24, 2000 among DermaRx Corporation ("DMRX"), shareholders of DMRX holding a majority of the DMRX shares (the "Shareholders") and GoPublicNow.com, Inc., a Nevada corporation ("GPN-Nevada"), effective on April 6, 2000, GPN-Nevada was merged with and into DMRX and the separate corporate existence of GPN-Nevada ceased in a transaction referred to as a "reverse Acquisition." Simultaneously with the merger, the name of DMRX was changed to GoPublicNow.com ("GPN" or the "Company"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of the Company. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse stock split.

     When fully operational, GPN's operations will consist of three major components. First is a network of financial service providers that can satisfy many of the demands of companies desiring to go public or needing access to capital or GPN's advanced business services. Second is a unique, interactive web portal site that can serve as the conduit between the clients, the financial service providers and GPN, allowing benefits for all parties. Third, the Company effectively becomes an emerging growth company incubator.

     GoPublicNow.com ("GPN") is headquartered in Newport Beach, California. The Company was initially formed in December 1999 and began generating business in April 2000.

     Industry

     The number of companies going public and requiring access to capital has significantly increased in recent years (see Industry Description and Trends below). There is also significant growth in the use of the Internet for offering efficient business-to-business commerce. GPN intends to offer a variety of financial consulting services targeted toward this market.

     Operations  Overview

     When fully operational, GPN's operations will consist of three major components. First is a network of financial service providers that can satisfy many of the demands of companies desiring to go public or needing access to capital or GPN's advanced business services. Second is a unique, interactive web portal site that can serve as the conduit between the clients, the financial service providers and GPN, allowing benefits for all parties. Third, the Company effectively becomes an emerging growth company incubator.

Revenue

     GPN intends to derive revenue from a number of sources. First, client companies that wish to become members of the site and access premium online content will pay a membership fee. Second, to the extent permissible under applicable regulations, the Company will be paid a small percentage (or finder's fee') for any business services that are placed through our site. Third, the Company will receive an equity position in companies that become public in three years that are a member of GPN's site.

     The  Company's primary website will be www.gopublicnow.com.   GPN presently
owns  the following Internet URL's designed to protect the value of its website:

WWW.GOPUBLICNOW.COM
WWW.GOPUBLICNOW.NET
WWW.GOPUBLICNOW.ORG
WWW.GOBIZNOW.COM
WWW.GOBIZNOW.NET
WWW.GOBIZNOW.ORG
WWW.GOPUBLICNETWORK.COM
WWW.GOPUBLICNETWORK.NET
WWW.GPN.COM

     GPN recognized the importance of protecting its intellectual property. Our legal counsel is in the process of seeking to register with the US Patent and Trademark Office for service marks for the following:

Go  Public
Go  Public  Now
Go  Public  Network

     Services  Offered

     GPN intends to offer a single source financing solution to any qualified business that wants to become public or obtain capital, as well as provide other related services to existing public companies.

     GoPublicNow.com will target companies that are seeking capital and intend to go public, as well as licensed investment bankers and brokers, etc that are interested in these types of companies.

     Specific web addresses will be targeted toward different audiences, however, with the exception of the front-end of the site, services will be equally available to all addresses.

     GPN  intends  to  offer  the  following  services:

     Free  Services
     --------------

     As a financial Internet portal site, provide free access to timely financial information in a customizable, easy-to-use format. This information may include some or all of the following:

     Stock  quotes
     Stock  ticker
     Market  news
     Information about Going Public - i.e. IPO's, mergers, shell mergers, etc., including strategy, timing and costs.
     Information about different types of financial programs - i.e. private placements, secondary offerings, DPO's, Internet offerings, etc.

     The web site will also provide a unique interactive business questionnaire that will assess whether a candidate company has the potential to Go Public Now. If the candidate company is qualified through the questionnaire to go public in accordance with criteria determined by GPN, the site will notify GPN. If a candidate company does not meet minimum criteria necessary to become a public company, the site will explain it's reasoning to the candidate company and will offer the candidate company the ability to contact GPN to discuss further options.

     Professional service providers, including accountants, attorneys, PR and IR firms, web site designers, etc., will be able to utilize the web site's referral service feature.

ALTHOUGH THESE FEATURES ARE FREE TO THE CLIENT, GPN (IN MOST CASES) WILL RECEIVE FEES FROM THE SERVICE PROVIDERS. (SEE PRICING STRATEGY).

     Premium  Services
     -----------------

     Listing companies and their financing needs for potential investment under appropriate regulatory guidelines on the website.

     Submitting  listed  companies  to investment sources that are registered on
the   Company's  website  whose  financial  products  match the company's unique profile.

     Evaluating businesses and providing them with a strategy to prepare them for going public.

     Potential investment by a proprietary proposed incubator bridge/venture in select companies.

THE COMPANY INTENDS TO CHARGE FOR THESE PREMIUM SERVICES IN EXCHANGE FOR CASH AND STOCK. (SEE PRICING STRATEGY).

PRICING  STRATEGY

     GPN intends to develop a pricing strategy which derives revenues from member companies as well as from service providers.

     MEMBER  COMPANIES  WILL  BE  CHARGED  THE  FOLLOWING:
     -----------------------------------------------------

     $500  client  membership  fee  for  access  to  all  premium  services.

     3% equity interest in client company if client company is a start-up, 2% if client company is pre-IPO with less than $1 million in annual sales, and 1% if client company is pre-IPO with over $1 million in annual sales.

     Most Investment Bankers charge $25,000 to $50,000 initial fees for due diligence and expenses without guaranteeing a successful financing. GPN's $500 fee allows companies to access a wide variety of financial services at a fraction of the cost.

     SERVICE  PROVIDERS  WILL  BE  CHARGED  THE  FOLLOWING:
     ------------------------------------------------------

     Up  to  10%  of  fees  collected  by  PR  and  IR  firms.

     Up  to  10%  finder's  fee  for  web  design  services.

     Up  to  10%  fee  from  media  referrals.

     Banner  /  web  advertising  fees to be determined under market conditions.

     These referral fees are relatively standard in the various industries. By combining financial services in a "one-stop-shop" format, the Company will potentially be in the position of being able to receive fees from a broad range of providers at the same time as well as obtaining favorable pricing for client companies.

     Quality  Control

     GPN's Management, based on years of combined investment experience, has developed a series of multiple choice questions and answers for GPN's interactive web site questionnaire. The questions are designed to analyze companies for listing on the GPN web site that meet the criteria generally necessary to become a public company, and to explain to companies that do not presently meet the criteria why they are not a candidate to GoPublicNow.com. GPN's screening process for reliable service providers has been developed from years of Management's experience providing like services.

     Marketing

     GPN intends to create a Web-enabled marketplace that targets companies seeking capital as well as investors, fund managers and other business services resources. By combining Management's experience in the corporate finance and IPO marketplace with the exponential growth of the Internet, GPN may provide a global network of clients with a comprehensive "one-stop-shop" for finding and utilizing financial business services. The Company is positioned to provide market leadership in this rapidly growing industry sector due to the Management team's background and track record of performance in the financial marketplace.

     GPN's operations will consist of two major components: first, a network of financial service providers with wide ranging experience in servicing the IPO marketplace; second, a unique, interactive website that serves as a value-added conduit between GPN and its clients, thus allowing both parties to communicate, collaborate and partner.

     A key component to the Company's launch strategy is to quickly build brand awareness for the GoPublicNow.com website through advertising, publicity and cross-promotional campaigns. GPN hopes to have a competitive advantage due to the following:

Being early to market and establishing a commanding client base. Maintaining high quality financial service providers.

Maintaining a broader range of financial service offerings than other sites.

Maintaining  marketing  to  maximize  web  site  awareness  and  traffic.

Utilizing economies of scale to reduce costs, increase margins, and negotiate preferential agreements.

In order to drive users to the Go Public web site, the Company plans to do the following:

Utilize  Internet  marketing  via  banner  ads,  link  swapping,  co-
Promotions,  etc.

Utilize traditional marketing programs such as business print ads and business radio ads.

Attend Investment Banking and Business Development trade shows and conferences.

Telemarket  to  investment  banking  firms  and  strategic  partners.

Telemarket to and/or email follow-up on site visitors through database management.


     Market  Assessment  &  Analysis

     As much as $24 billion in fresh funding flowed from Venture Capital firms to startup companies in 1998, according to The National Association of Venture Capitalists. According to the Los Angeles Times, investors poured $65 billion into first time stock offerings in 1999. Twenty First Century Internet Venture Partners claims they receive approximately 1,600 business plans each year and are only able to fund no more than four or five of them. Due to GPN's potential resources, as well as the proposed online screening process, the Company could theoretically be able to relatively efficiently take those 1,600 or 7,550 business plans and shop them to multiple venture funds.

     International  Potential

     GPN recognizes that one of the greatest advantages of the Internet is to lower global boundaries and allow direct personal contact between individuals and businesses around the world. A key advantage of business-to-business financing over the Internet is that it removes layers of middlemen that traditionally exist in current international financing operations. GPN will be well positioned to assist international companies in accessing US capital. In the future, the Company expects to offer targeted services for international clients, and expects to have multiple versions of its web site online featuring foreign languages and personalized content for different countries and cultures.


     Regulatory  Issues

     The Company will be subject to state and federal regulation with respect to securities, as well as rules and regulations with respect to certain of the services it provides. In order to better resolve some of those regulatory issues, and to support the wide variety of services GPN plans to offer the companies, GPN intends to acquire or establish a NASD licensed broker/dealer. The Company's Management presently has the experience and licenses necessary to Perform some broker/dealer services.

     Competition

     The market for capital and financing resources for emerging growth companies is intensely competitive. Additionally, the Company competes in an industry segment in which numerous competitors exist that have substantially greater resources than the Company. There are several companies that have a meaningful presence on the Internet to provide capital to emerging growth companies, such as Idealabs, Garage.com, and Twenty First Century Internet Venture Partners. There can be no assurance that existing or potential competitors of the Company will not develop products equal to or better than those marketed by the Company. Numerous smaller competitors also exist in this industry. They tend to be: (I) Specialized (and only offer one type of financing service); (ii) Traditional (non-Internet, face-to-face operators) or
(iii) Small scale B only able to accommodate a few clients each year. The Company does not anticipate directly competing with conventional financing sources. The Company intends to welcome any and all legitimate financing sources to participate in clients financing needs. The Company will receive a fee for any financing that comes through the GPN Network.

     Employees

     GPN presently has 20 employees, of which 8 are in management. GPN believes its relations with its employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

      The Company leases 3,460 feet of office space in Newport Beach, California at a monthly cost of $8,371.

ITEM  3.  LEGAL  PROCEEDINGS.

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation, which it believes could have a materially adverse effect on its financial condition or results of operations.

     DermaRX has initiated legal proceedings against its former Vice President and Director Gerit Mulder. The Company is currently not involved in any legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

      None.
                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

      (a)  Market  information:

GPN's common stock is presently traded on the OTC Bulletin Board operated by Nasdaq under the symbol "GNOW". Prior to April 6, 2000, the Company's common stock traded under the symbol "DMRX". The following table sets forth the high and low closing prices for shares of GPN common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.




                    CLOSING PRICES
YEAR    PERIOD                               HIGH    LOW
----    ------                             -------  ------
2000    First quarter                      $3.75   $0.08
        Second quarter (through June 8)    $6.63   $0.75

1999    First quarter                      $67.38  $1.48
        Second quarter                     $24.90  $6.25
        Third quarter                      $2.25   $0.75
        Fourth quarter                     $3.12   $0.05

1998    Second quarter                     $29.78  $21.48
        Third quarter                      $32.72  $20.02
        Fourth quarter                     $21.48  $0.50

     On September 1, 1999, the Company affected a one for five reverse split of its Common Stock. Effective April 5, 2000, the Company affected an additional one for five reverse split of its Common Stock. The table above has been adjusted to reflect the cumulative effect of these splits.

     The number of beneficial holders of record of GPN common stock as of the date of the merger was approximately 300. Many of the shares of GPN's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

                     RECENT SALES OF UNREGISTERED SECURITIES

From December 1999 through April 2000, the Company conducted two private placements of its unregistered securities. Each unit sold included one share of GPN common stock, one warrant to purchase a share of GPN common stock at $7.50 and one warrant to purchase a share of GPN common stock at $10.00. Total sales under each of these offerings were as follows:

Round   Sales     Price/Unit  shares  $7.50  warrants     $10.00  warrants
1     $1,354,500     $2.50          541,800     541,800          541,800
2     $2,134,955     $3.75          569,322     569,322          569,322
---------------------------------------------------------------
Total     $3,489,455             1,111,122     1,111,122          1,111,122

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Results  of  Operations

     The Company's prior full fiscal year ending February 29, 2000 is not indicative of the Company's current business plan and operations. By November 1999, DermaRx was inactive and had no revenues. After the Company's acquisition by GoPublicNow.com, as previously discussed, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed business under the heading, Plan of Operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided under Part F/S, contained herein.

     Plan  of  Operations
     When fully operational, GPN's operations will consist of three major components. First is a network of financial service providers that can satisfy many of the demands of companies desiring to go public or needing access to capital or GPN's advanced business services. Second is a unique, interactive web portal site that can serve as the conduit between the clients, the financial service providers and GPN, allowing benefits for all parties. Third, the Company effectively becomes an emerging growth company incubator.

      Liquidity  and  Capital  Resources

     At February 29, 2000, DermaRX had approximately $10 thousand in current assets and $475 thousand in current liabilities and, as such, was substantially insolvent. Subsequent to the Merger, at April 6, 2000, the Company had approximately $2.3 million in current assets and $10 thousand in current liabilities.

     The Company is a start-up, and at April 6 2000 had no revenue. Management of the Company expects that current assets will diminish as the Company's business plan is implemented and that revenue will not meet expenses for several quarters, if at all. There can be no guarantee that the Company's current resources will be sufficient or that additional resources can be obtained.

     Since inception, GoPublicNow.com funded its capital requirements through funding from its founder and from private equity financing. As of April 17, 2000, the Company's sources of liquidity included cash of approximately $2.3 million.

     In December 1999 and January 2000, GoPublicNow funded its initial capital requirements through the sale of securities to private investors in a private bridge offering generating a total of $1.35 million. The bridge offering sold 541,800 units at $2.50 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock at $7.50 per share and one warrant to purchase one share of common stock at $10.00 per share.

     In March 2000, the Company raised an additional $2.13 million via a private placement of approximately 569,000 Units at $3.75 per Unit, with each Unit consisting of one share of Common Stock, one Warrant to purchase one share of Common Stock at $7.50 per share, and one Warrant to purchase one share of Common Stock at $10.00 per share.

     The Company believes that proceeds from its bridge financing and private placement funds will be sufficient to cover working capital requirements for at least 12 months. Should revenue levels expected by the Company not be achieved, the Company would require additional financing during such period to support its operations, continued expansion of its business and acquisition of technologies. Such sources of financing could include capital infusions from strategic partners of the Company, additional equity financings or debt offerings. The Company has made no arrangements or commitments for such financing and there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.


ITEM  7.  FINANCIAL  STATEMENTS.

      The financial statements of the Company are attached hereto as pages F-1 through F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As of the date of the Merger, Paul C. Roberts, Certified Public Accountant, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Company was terminated. At the same time, the firm of Miller and McCollom was engaged to perform the audit of the DermaRX entity for the period ended February 29, 2000. Also at the same time, the firm of Corbin & Wertz was engaged as the independent accountants of the Company going forward.

     The audit reports of Paul C. Roberts on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The principal offices and positions and the date each such person became a director or executive officer are listed below. Executive officers are elected annually by the Board of Directors. Board members serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     The Officers, Directors and Executive Management of the Company are as follows:

     Name                    Age          Positions
     ----                    ---          ---------

BRUCE  BERMAN                42          Founder,  President,
                                         Chief  Executive  Officer and  Chairman

ERIC  HOPKINS                45          Chief  Financial  Officer and Treasurer

MARCUS  HURLBURT             40          Vice  President,  Broker    Relations

JEFFREY  M.  DIAMOND         34          Chief Technical Officers and Secretary

     BRUCE BERMAN first worked in the emerging growth finance industry, forming his first finance company at age 23. After generating substantial success and arranging a successful buyout of his finance company, Mr. Berman co-founded a renewable energy company in the mid 1980s. Mr. Berman then went on in 1994 to establish the Michelson Group, Inc., a corporate development firm that has successfully assisted companies in their quest to become public entities. Mr. Berman has decided to share and utilize his knowledge, skills and experience through his current innovation, GoPublicNow.com, which he founded in late 1999.

     ERIC HOPKINS, worked most recently as the Director of Finance for Unisys-PulsePoint Communications, a NASDAQ manufacturer of telecommunications products. At Unisys-PulsePoint, Hopkins focused his efforts in stockholder and lender relations, private equity placements, debt negotiation, and became a major participant in the company's acquisition by Unisys Corporation. Prior to his job at Unisys-PulsePoint, Mr. Hopkins served as the Chief Financial Officer at Tanknology Environmental International, a publicly traded environmental services company. Hopkins, a CPA, spent several years in public accounting in both large and small firms. He began his career with Motel 6 L.P., where he worked for more than twelve years in both finance and field operations. He graduated from Kent State University with a B.A. in accounting and obtained his MBA from Pepperdine University.

     MARCUS HURLBURT, is a Registered Securities Principal with a series 24, 7, 22 and 63 licenses. He has over 10 years of experience as an Investment Banker assisting emerging growth companies with corporate development and capital finance. Mr. Hurlburt has been the Executive Vice President and Branch Manager of the corporate headquarters and Director of Investment Banking for an Irvine based Broker Dealership in California.

     JEFFREY  M.  DIAMOND,  has  worked  as  an  Information  Technology  (IT)
professional since 1982. He founded a Southern California programming company that expanded into Local Area Networking (LAN) and Wide Area Networking (WAN) consulting services. After experiencing success in these endeavors, he left his firm to become the Director of Client Services for a major Novell Networking firm in Los Angeles. Continuing his IT career, Mr. Diamond maintained the positions of IT director for a premier Hilton Hotels Resort property as well as the position of the IT director for a Los Angeles area business law firm. In 1994, Mr. Diamond formed QuickNet, Inc., an Internet-centric Digital Engineering firms. In 1999, Jeff successfully negotiated the sale of QuickNet Corporation and its Intellectual Property holdings. Mr. Diamond, a UCI graduate, holds undergraduate degrees in both Computer Science and Political Science. He continued his formal education earning a Juris Doctor in law and is a licensed California attorney with an emphasis in business law and negotiation.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the year ended February 29, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

     Summary  Compensation  Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended February 29, 2000 and the fiscal year ended February 29, 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.




                                             SUMMARY COMPENSATION TABLE

 Annual Compensation                           Long Term Compensation                      Awards Payouts
--------------------------          -------------------------------------------       --------------------
                                                                            Restricted  Securities
Name and                                                      Other Annual   Stock       Underlying   LTIP     All Other
Principal Position                   Salary       Bonus       Compensation   Awards     Options SARs  Payouts  Compensation
                           Year       ($)          ($)           ($)          ($)          (#)         ($)        ($)
----------------------------------------------------------------------------------------------------------------------------

Bruce Berman               2000       $0            -0-          -0-           -0-         -0-         -0-         -0-
Bruce Berman               1999       $0            -0-          -0-           -0-         -0-         -0-         -0-


Marcus Hurlburt            2000       $0            -0-          -0-           -0-         -0-         -0-         -0-
Marcus Hurlburt            1999       $0            -0-          -0-           -0-         -0-         -0-         -0-


Eric Hopkins               2000       $0            -0-          -0-           -0-         -0-         -0-         -0-
Eric Hopkins               1999       $0            -0-          -0-           -0-         -0-         -0-         -0-



Jeffrey Diamond            2000       $0            -0-          -0-           -0-         -0-         -0-         -0-
Jeffrey Diamond            1999       $0            -0           -0-           -0-         -0-         -0-         -0-



     Bruce Berman, the Company's Founder, President and Chief Executive Officer, receives an annual salary of $120,000. When the Company's market capitalization reaches $140 million, his salary will be increased to $180,000 annually through 2000. Mr.Berman owns 8,000,000 shares of the Company's common stock.

     Marcus Hurlburt receives a salary of $95,000 annually, and owns 500,000 shares of the Company's common stock.

     The Company has an employment agreement with Eric Hopkins, its Chief Financial Officer. Pursuant to that Agreement, Mr. Hopkins receives $100,000 in salary for his first year and $120,000 in salary for his second year. Mr. Hopkins also received options to purchase 200,000 shares of common stock at $3.25 per share. These options vest monthly over a two-year period.

     Jeffrey M. Diamond, Chief Technical Officer, receives a salary of $100,000 annually. He also received options to acquire 5,000 shares of Common Stock at $3.75 per share as a signing bonus and options to purchase an additional 50,000 shares of Common Stock at $3.75 per share which will vest on a pro rata monthly basis over a one-year period.

     The Company has not had a bonus, profit sharing or deferred compensation plan for the benefit of its employees, officers or directors.

          Incentive  Stock  Option  Plan  and  Executive  Stock  Option  Plan:

At the recommendation of management, the board of directors has granted a total of 330,000 options at prices ranging from $2.50 to $3.75 per share.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

      The following table sets forth certain information as of April 6, 2000, with respect to (i) each person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group, showing in each case, the name (and address, if required), amount and nature of shares beneficially owned, and the percentage of the class owned by each such beneficial owner.

Name  and  Address             Beneficial  Ownership         Percentage
                                        of  Class
-------------------               --------------------       ----------
Bruce  Berman                         8,000,000(1)             73.6%
5000  Birch  St.  Suite  4900
Newport  Beach,  CA  92660

Marcus  Hurlburt                        500,000(2)              4.6%
5000  Birch  St.  Suite  4900
Newport  Beach,  CA  92660

Eric  Hopkins                             0    (3)              0.0%
5000  Birch  St.  Suite  4900
Newport  Beach,  CA  92660

Jeffrey  Diamond                          0    (4)              0.0%
5000  Birch  St.  Suite  4900
Newport  Beach,  CA  92660

All  Officers  and  Directors         8,500,000                78.2%
as  a  Group  (four  persons)

      (1)    Includes  8,000,000  founder's  shares  of  Common  Stock.

      (2)    Includes  500,000  founder's  shares  of  Common  Stock.

      (3) Does not include options to purchase 200,000 shares of Common Stock at $3.25 per share. These options are vest monthly over a two-year period.

      (4) Does not include options to purchase 55,000 shares of Common Stock $3.75 per share.

      ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.
                                     PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  1.  Financial  Statements

Independent  Auditor's  Report.

Consolidated  Balance  Sheets  as  of  February  29, 2000 and February 28, 1999.

Consolidated Statements of Operations for the years ended February 29, 2000 and February 28, 1999.

Consolidated Statements of Common Stockholders' Equity (Net Capital Deficiency) for the years ended February 29, 2000 and February 29, 1999.

Consolidated Statements of Cash Flows for the years ended February 29, 2000 and February 28, 1999.

Notes  to  Consolidated  Financial  Statements.

(a)  3.  Other  Exhibits

3(a)* Certificate  of  Incorporation  of  the  Company,  as  amended
      (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-15607 on Form S-18 under the Act (the "S-18 Registration Statement")).

3(b)*  By-Laws  of  the Company (incorporated by reference to Exhibit 3.2 to the
S-18   Registration  Statement).

3(c)* Vocal Feedback and Associates Apparatus Information Disclosure Statement filed in the U.S. Patent and Trademark Office on October 11, 1983, Notice or Recordation of Assignment of Document, Amendment dated January 21, 1985, Notice of Appeals dated June 1985; Amendment dated July 22, 1985 and Continuation-in-Part Application filed on November 14, 1985; Notice of Allowance and Issue Fee Due dated December 10, 1986 (incorporated by reference to Exhibit
10.12  to  the  S-18  Registration  Statement).

10(b)*Sublease  Agreement.

10(e)*Securities Registration Agreement used in the Company's March 1993 private placement (incorporated by reference to Exhibit 10(o) to the 1993 10-KSB).

10(f)*Settlement Agreement dated March 29, 1994 among M. Sue Benford, the Company, other others (incorporated by reference to exhibit 10(g) to the 1994 10-KSB).

14*   Notice  of  Grant of European Patent (incorporated by reference to Exhibit
14  to  the  Company's  Form  10-K for its fiscal year ended February 28, 1991).

23.1     Consent  of  Miller  and  McCollom,  Independent  Auditors.
23.2     Consent  of  Paul C. Roberts, Certified Public Accountant.
27.1     Financial Data Schedule

Schedule  II  Financial  Data  Schedule

*  Indicates  previously  filed.

(b)  Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Company during its fiscal year ended February 29, 2000. The following reports on Form 8-K were filed by the Company subsequent to its fiscal year ended February 29, 2000.

     10.1 Form 8-K dated April 20, 2000 reporting the Company's acquisition by GoPublicNow.com, Inc.
     10.2 Form 8-K dated May 8, 2000 reporting the Company's change of outside auditor.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DermaRx  Corporation


                                            By:/s/  Eric  J.  Hopkins
                                          ------------------------
                                          Eric  J.  Hopkins
                                          Chief  Financial  Officer

                                            Date:  June  13,  2000
                                           ----------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                       Title                             Date
Chief  Executive  Officer:
                                     President,
-----------------------              Chief  Executive  Officer
/s/  Bruce  A.  Berman               and  Director                June  13, 2000
-----------------------

Chief  Financial  Officer:
                                     Vice  President,
                                     Chief  Financial  Officer    June 13, 2000
-----------------------              and  Director
/s/  Eric  J.  Hopkins


Directors:

-----------------------              Vice  President,             June  13, 2000
Marcus  Hurlburt                     Director

                          INDEX TO FINANCIAL STATEMENTS

                               DERMARX CORPORATION

                              FINANCIAL STATEMENTS

                                      with

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                                                       Page
                                                                       ----

Reports of Independent Certified Public Accountants                  F-2 & F-3

Financial  Statements:

            Balance Sheets                                              F-4

            Statements of Operations                                    F-5

            Statements of Changes in Stockholders' (Deficit)            F-6

            Statements of Cash Flows                                    F-7

            Notes to Financial Statements                          F-8 to F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors
DermaRx  Corporation

We have audited the accompanying balance sheet of DermaRx Corporation as of February 29, 2000, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DermaRx Corporation as of February 29, 2000, and the results of its operations, its changes in stockholders' (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

Miller  and  McCollom
Certified  Public  Accountants
7400  West  14th  Avenue,  Suite  10
Lakewood,  CO  80215

April  21,  2000

                                 Paul C. Roberts
                           Certified Public Accountant
                                800 Bedford Road
                            Pleasantville, NY  10570

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Shareholders
DermaRx,  Inc.

I have audited the accompanying balance sheet of DermaRx, Inc. at February 28, 1999, and the related statements of operations, changes in common stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DermaRx, Inc. at February 28, 1999, and the results of its operations and its cash flows for them ended in conformity with generally accepted accounting principles.

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


                                             /s/ Paul C. Roberts

                                             Paul  C.  Roberts
                                             Certified  Public  Accountants

Pleasantville,  New  York
June  14,  1999
                                       F-3

                               DERMARX CORPORATION
                                 BALANCE SHEETS
                                     ASSETS




                                                             February 29, 2000    February 28, 1999
                                                             -------------------  -------------------

Current assets:
 Cash and cash equivalents                                   $            1,408        $          22
 Accounts receivable - trade                                                565                5,459
 Inventory - finished goods (Note 10)                                     8,673               39,899
 Other receivables (less allowance for doubtful
 accounts, $25,000 in 2000 and $0 in 1999                                     -               31,520
                                                              -----------------    -----------------
 Total current assets                                                    10,646               76,900

Property and equipment:
 Equipment, net of accumulated depreciation of
 $18,542 in 2000 and $17,357 in 1999                                      1,762                2,948

Other assets:
 Patents, net of accumulated amortization of
 $66,461 in 2000 and $57,598 in 1999                                     84,230               93,093
                                                               ----------------     ----------------
 Total assets                                                $           96,638        $     172,941
                                                             ==================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                               $          190,950        $     175,950
 Notes payable - related party                                           25,000               50,000
 Accrued interest - notes payable                                        40,625               17,601
 Accrued interest - notes payable, related party                          3,125               14,301
 Accounts payable and accrued expenses                                   31,601               28,464
 Accrued compensation                                                   143,333              143,333
 License agreement deposit                                               22,500                    -
 Other loans payable                                                     17,500                    -
                                                               ----------------     ----------------
 Total current liabilities                                              474,634              429,649
                                                               ----------------     ----------------
Commitments and contingent liabilities (Note 8)
Redeemable Preferred Stock Note
     Preferred Stock $.10 par value  800 shares authorized
     None issued in 1999 or 2000
Common stockholders' (deficit): (Notes 6, 11 and 12)
 Common stock, $.05 par value:  12,000,000
 shares authorized; 399,961 shares issued
 and outstanding in 1999 and 419,961
 shares in 2000                                                          20,998               19,998
 Additional paid-in capital                                           4,608,610            4,604,980
 Accumulated (deficit)                                               (5,007,604)          (4,881,686)
                                                                ----------------      ---------------
 Total stockholders' (deficit)                                         (377,996)            (256,708)

 Total liabilities and stockholders' (deficit)               $           96,638        $      172,941
                                                                =================      ===============

          See accompanying auditors' reports and notes to financial statements.

                               DERMARX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   YEAR ENDED



                                        February 29, 2000    February 28, 1999
                                        -------------------  -------------------

Revenues
  Sales, net discounts                  $           18,048   $          121,262
  Cost of goods sold                                (4,420)             (18,252)
                                        -------------------  -------------------
  Gross profit                                      13,628              103,010
                                        -------------------  -------------------
Expenses
  General and administrative                        97,101              279,428
  Write-down of inventory ( Note 10)                30,957               98,465
  Research and development                               -               30,000
                                         -----------------   -------------------
                                                   128,058              407,893
                                         -----------------    ------------------
  (Loss) from operations                          (114,430)            (304,883)

  Other income (expense)
  Interest income                                      360                   48
  Interest expense                                 (11,848)             (25,605)
                                         ------------------   ------------------
  Net (loss)                            $         (125,918)  $         (330,440)
                                        ===================  ===================
  Net (loss) per common share           $            (0.31)  $            (0.86)
                                        -------------------  -------------------
  Weighted average shares outstanding              401,627              383,134
                                        ===================  ===================

           See accompanying auditors' reports and notes to financial statements.
                                           F-5

                               DERMARX CORPORATION
               STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                  COMMON STOCK

                                                  Par       Additional Paid-    Accumulated
                                      Shares      Value      in Capital         Deficit       Total
                                      -------  -----------  -----------        ------------   --------
Balance
February 28, 1998                     347,048  $    17,352  $ 4,474,030         $(4,551,246)  $ (59,864)
Shares issued in private placements    24,720        1,236       60,564                   -      61,800
Shares issued in connection with
   conversion of notes payable          7,466          373       18,293                   -      18,666
Shares issued for services and              -
   accrued expenses                    20,727        1,036       51,723              52,759
Net (loss)                                  -            -            -            (330,440)   (330,440)
                                      -------  -----------  -----------         ------------  ----------


Balance
February 28, 1999                     399,961  $    19,998  $ 4,604,610         $(4,881,686)  $(257,078)

Shares issued for legal fees           20,000        1,000        4,000               5,000
                                            -            -
Net (loss)                                  -            -            -            (125,918)   (125,918)
                                      -------  -----------  -----------         ------------  ----------

Balance
February 29, 2000                     419,961  $    20,998  $ 4,608,610         $(5,007,604)  $(377,996)
  ____________                        _______   __________   __________          __________  ============

           See accompanying auditors' reports and notes to financial statements.

                               DERMARX CORPORATION
                            STATEMENTS OF CASH FLOWS
              YEARS ENDED FEBRUARY 29, 2000, AND FEBRUARY 28, 1999

                                                                 2000                                    1999
                                                           --------------------          ------------------------------



Cash flows from operating activities:
 Net (loss)                                                    $ (125,918)                         $    (330,440)
 Adjustments to reconcile net (loss) to net cash (used)
 by operating activities:
 Expenses paid by issuance of stock                                 5,000                                 52,759
 Discount on notes amortized                                            0                                 13,095
 Depreciation                                                       1,185                                  4,831
         Amortization of patents                                    8,863                                  8,863
 Changes in assets and liabilities:
 Decrease in accounts receivable                                    5,164                                 11,341
 Decrease in other receivables                                     31,250                                      0
         Decrease in inventory including inventory write-off       31,226                                 89,217
 Decrease in prepaid expenses                                           0                                  1,487
 (Increase) decrease in other assets                                    0                                (28,000)
 Increase in accounts payable, accrued interest
 and accrued expenses                                              14,616                                 44,925
 Increase in license agreement deposit                             22,500
                                                                ----------                        ---------------
 Net cash (used) by operating activities:                          (6,114)                              (131,922)
                                                               ------------                        --------------

Cash flow from investing activities:                                    0                                      0



 Proceeds from issuance of common stock                                 0                                62,000
 Proceeds from debt obligations                                    50,000                                10,000
 Repayment of debt obligations                                    (50,000)                              (11,000)
 Proceeds from other loans                                          7,500                                     0
                                                              ------------
Net cash provided by financing activities:                          7,130                                61,000
                                                               ------------                        -------------
                                                                       -                                     -

Net increase (decrease) in cash and cash equivalents                1,386                               (70,900)

Cash and cash equivalents, beginning of year                           22                                70,922
                                                               -------------                       ---------------

Cash and cash equivalents, end of year                         $    1,408                           $        22
                                                               ---------------                     ----------------

Interest paid                                                  $   11,848                           $    22,605
                                                               ===============                      ================
Income Taxes paid                                              $        0                           $         0
                                                               ================                     =================

   See accompanying auditors' reports and notes to financial statements.

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION  OF  BUSINESS

The Company was organized on June 4, 1985, under the name Vocaltech, Inc. On December 11, 1992, the Company changed its name to Innotek, Inc. and on January 24, 1995, again changed its name to DermaRx, Inc (Company). The Company is engaged in the development and sale of proprietary, non-prescription wound and skin care products to retailers, hospitals, nursing homes and home health care. A wholly-owned subsidiary, Dermedics, Inc. was inoperative during the years ended February 29, 2000, and February 28, 1999.

REVENUE  RECOGNITION

The Company recognizes sales and the related costs of sales upon shipment of goods.

DEPRECIATION  AND  AMORTIZATION

Property  and  equipment  are  reflected  at  cost.

Property and equipment are being depreciated over estimated useful lives of five years, principally using the straight-line method for both book and tax reporting purposes. Patents are being amortized using the straight-line method over a period of ten to seventeen years. Depreciation expense on property and equipment for 2000 and 1999 respectively were $ 1,185 and $4,831.

(LOSS)  PER  SHARE

(Loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. The weighted-average number of shares of common stock does not include common equivalent shares for the assumed exercise of the common stock options and warrants, as the effect would be antidilutive.

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INTANGIBLES
Intangibles are stated at amortized costs. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
The carrying value of cash, trading accounts receivable, accounts payable, accrued liabilities and amounts due related parties reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

USE  OF  ESTIMATES

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

INVENTORY

Inventory is valued at the lower of cost or market, with cost determined by the first in, first out (FIFO) method.

COMPREHENSIVE  INCOME

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company does not have any components of comprehensive income other than net income.

NOTE  2  -  OPERATING  RESULTS  AND  MANAGEMENT'S  PLANS

The Company has had recurring operating losses of $ 125,918 in 2000 and $ 330,440 in 1999 , has been in default of certain debt agreements and has had deficiencies in working capital of $463,988 in 2000 and $352,749 in 1999 which raise doubt about the Company's ability to continue as a going concern.

During the year ended February 29, 2000, the Company attempted to raise capital and entered into an acquisition agreement described in Notes 12 and 13.

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
NOTE  3  -  SEGMENT  INFORMATION
On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
Information: ("SFAS 131"). The new rules revise established standards for public companies relating to the reporting of financial and descriptive information about their business segments and their enterprise-wide operations. The Company operates in one segment, and one geographic area.

NOTE  4  -  LONG  TERM  DEBT

During the year ended February 28, 1995, the Company raised $315,500 in a private placement by issuance of three year notes which bear interest at a rate of 6% per annum. In connection with the issuance of the notes, the Company issued 25,240 shares of its common stock to the noteholders. During the year ended February 28, 1996, holders of $230,500 of the notes plus interest accrued thereon converted to common stock of the Company. Of this amount $140,500 was converted by officers and directors of the Company. During the year ended February 28, 1999, holders of $10,000 of the notes, plus accrued interest thereon, converted into 7,467 shares of common stock of the Company. Aggregate maturities of past due notes payable at February 29, 2000, are as follows:






Fiscal Year                Amount
------------------------  ----------

 2000                     $ 215,950
 Less:  Current Portion    (215,950)
                          ----------
                          $       -
                          ==========


NOTE  5  -  INCOME  TAXES

The Company has changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, Accounting for Income Taxes. This accounting change had no significant impact on the Company's financial statements.

As of February 28, 2000, the Company has net operating loss carry forwards of approximately $4,675,000 for both financial statement and income tax purposes which expire in the years 2001 through 2015, and unused research and development credits of $21,000 which expire in 2001. The Company has provided a full valuation reserve against the benefit of the net operating loss and unused R&D Credits due to uncertainty regarding its ability to use them. A change in ownership of more than 50% of the Company could reduce or eliminate the Companies ability to utilize those loss carryovers.

               Deferred  Tax  Assets                    $  1,850,000
               Loss  Valuation  Allowance                  1,850,000
                                                        -------------
               Net  Deferred  Tax  Assets               $          -
                                                        =============

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE  6  -  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

The Company has authorized 800 shares of $.10 par value Series A 14% convertible preferred stock. The holders of the Series A preferred stock are entitled to 15 votes per share on all matters submitted to a vote of the common shareholders and are entitled in liquidation to share price plus all accrued and unpaid dividends. No preferred stock shares were outstanding as of February 29, 2000, or February 28, 1999.

NOTE  7  -  COMMON  STOCK

During October 1999, the Company had a 5 to 1 reverse stock split of its $.05 par value stock. On March 6, 2000, the Company had a second 5 for 1 reverse stock split. In accordance with SAB 83, the financial statements and footnote disclosure reflect the reverse stock split for all reporting periods.

During the year ended February 28, 1999, the Company issued 24,720 shares of common stock for net proceeds of $62,000.

During the year ended February 28, 1999, the Company issued 20,725 shares of common stock for services and conversion of accrued expenses.

During the year ended February 29, 2000, the Company issued 20,000 shares of common stock for legal services.

NOTE  8  -  STOCK  WARRANTS

In July 1990, the Company issued warrants to purchase 19,048 shares of common stock of the Company at $3.15 per share that expired August 1, 1994. These warrants were issued along with convertible debentures. During the fiscal year ended February 28, 1992, the debentures were in default. As consideration to waive the default, the Company extended the date of expiration for five years to August 1, 1999. None of the warrants were exercised before expiration and all had expired prior to February 29, 2000.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

In April 1, 1999, The Company filed a lawsuit against a former officer and director and against a former business manager. Although the Company believes its claims to be meritorious, however, the ultimate outcome of the suit cannot be determined.

The  Company  does  not  have  any  outstanding  lease  obligations.

The Company has commitments and contingencies in connection with the Shell Acquisition Agreement described in Note 11.

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE10  -  MAJOR  CUSTOMERS

For the years ended February 29, 2000, and February 28, 1999, there were three customers, who accounted for more than ten percent of the Company's sales of its non-prescription products. The Company has suspended its direct sales efforts after February 29, 2000. See licensing agreement in Note 13.

NOTE  11  -  WRITE-DOWN  OF  INVENTORY

During the years ended February 29, 2000, and February 28, 1999, the Company wrote down its inventory reflecting decline in value by $30,957 in 2000 and $98,465 in 1999.

NOTE  12  -  SHELL  ACQUISITION  AGREEMENT

As of February 29, 2000, the Company entered into an agreement whereby shareholders owning or representing not less than 51% of the Company's shares agreed to sell their shares to the acquiring party. The agreement's terms, among others, provided that the existing business of the Company be transferred to a subsidiary of the Company with a subsequent spin-off of such subsidiary to the company's existing shareholders prior to the acquisition.

Other requirements directly related to the Company, its officers and directors, and to its shareholders were included in the agreement.

NOTE  13  -  SUBSEQUENT  EVENTS

On  March  6,  2000,  the  Board  of  Directors  approved  and later approved by shareholders, an amendment to the Company's Certificate of Incorporation to change the name of the Company from DermaRx Corporation to GoPublicNow.com, Inc. The Company also authorized an increase in the capital stock to 110,000,000 shares from 12,000,000 shares and to change its par value from $.05 per share to $.001 per share. An added class of 10,000,000 shares of preferred stock, par value $.001, was also authorized.

Subsequent to the above-mentioned stock split, the Company registered the issuance of 346,100 shares of the new par value stock under a salary reimbursement plan and legal services agreement.

                               DERMARX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE  13  -  SUBSEQUENT  EVENTS,  CONTINUED

In connection with arrangements resulting under the acquisition agreement, a substantial portion of liabilities existing at February 29, 2000, have been paid or settled.


NOTE  14  -  LICENSING  AGREEMENT

Effective March 1, 2000, the Company entered into a licensing agreement for the selling of its skin care products. A fee deposit of $22,500 was received during February, 2000. The balance of a $50,000 total non-refundable fee was received subsequent to February 29, 2000. The agreement provides for the amounts received by the Company to be paid for legal fees including the lawsuit described in Note 9. The license is for an initial term of three years with annual renewals so long as the licensee complies with the agreement. The annual licensing fee is to be 5% of net profits before taxes for the sale of designated skin products with a minimum of $20,000 annual fee after three years for renewing the license.

Pro  Forma  Financial  Information

On April 6, 2000, DermaRx Corporation, a Delaware corporation, acquired all of the outstanding common stock of GoPublicNow.com, Inc., a Nevada corporation, in a businses combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of DermRx by GoPublicNow.com.

Immediately prior to the acquisition, DermaRx had 750,080 shares of common stock outstanding. As part of DermaRx's reorganization with GoPublicNow.com, DermaRx issued 10,326,123 shares of its common stock to the shareholders of GoPublicNow.com in exchange for 10,326,123 shares of GoPublicNow.com common stock. Immediately folowing the merger, DermaRx changed its name to GoPublicNow.com, Inc.

The operations of DermaRx had substantially ceased before the time of the acquisition and DermaRx had nominal assets and liabilities. The operations of DermaRx will not be continued by the surviving entity. GoPublicNow (Nevada) was incorporated in December 1999, and at the time of the acquisition had no revenue. In light of these facts and circumstances, disclosure of prior financial information in pro forma presentation is not deemed to be material to an understanding of future operations and accordingly no pro forma financial information is presented here. For an understanding of the prior financial information of GoPublicNow.com (Nevada) and DermaRx, please see the separate audited financial statements attached as exhibits to this Form 8-K/A. For an understanding of management's plans for the surviving entity, please see Form 8-K filed April 6, 2000.