Form 10QSB
period 2000-06-30
GOPUBLICNOW COM INC
filed 2000-08-14
CIK 793043

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ________________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June  30,  2000

                                       or

(   )     Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  transition  period  from  ___________  to  _____________

Commission  File  Number:  033-05384


                                 GOPUBLICNOW.COM
                                 ---------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                13-3301899
              --------------                             ----------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)               Identification  No.)


5000  Birch  St.,  West  Tower,  Ste  4900, Newport Beach,  California     92660
----------------------------------------------------------------------     -----
     (Address  of  principal  executive  offices)     Zip  Code


Registrant's  telephone  number,  including  area  code     (949) 752-2797
                                                            --------------

                                 Not  Applicable
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X     No________
        --------


     The number of shares outstanding of Registrant's common stock as of August 2, 2000 was 10,803,239.

                        GOPUBLICNOW.COM AND SUBSIDIARIES
                        --------------------------------


                                TABLE OF CONTENTS
                                -----------------

                                                                Page  Number
                                                                ------------
PART  I  -  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements:

          Condensed Consolidated  Balance Sheets as of
          June 30, 2000 (unaudited)                                      3

          Condensed Consolidated  Statements  of  Operations
          for  the Three  months  and Six months ended  June 30,
          2000 (unaudited)                                               4
4

          Condensed Consolidated Statement of Cash Flows for the
          Six  months  ended  June  30,  2000  (unaudited)               5

          Notes  to Condensed Consolidated Financial Statements          6

     Item  2.     Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations            12


PART  II.     OTHER  INFORMATION

     Item  1.     Legal  proceedings                                    14

     Item  2.     Changes  in  Securities  and  Use  of  Proceeds       14

     Item  3.     Defaults  Upon  Senior  Securities                    14

     Item  4.     Submission  of  Matters  to  a  Vote  of
                  Securities  Holders                                   14

     Item  5.     Other  Information                                    14

     Item  6.     Exhibits  and  Reports  on  Form 8-K                  15

          Signatures                                                    16

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                          GoPublicNow.com, Inc. and Subsidiaries
                                                   (A Development Stage Company)
                                            Consolidated Condensed Balance Sheet

ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  JUNE 30, 2000
                                                                         ---------------
                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $    1,665,524
  Marketable equity securities. . . . . . . . . . . . . . . . . . . . .         208,681
                                                                         ---------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .       1,874,205

Property and equipment, net of accumulated depreciation of $6,204 . . .         120,499

Capitalized web site development cost, net of accumulated amortization
  of $12,217. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,519

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,730
                                                                         ---------------

                                                                         $    2,108,953
                                                                         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . .  $       80,510

Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,466
                                                                         ---------------

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         347,976
                                                                         ---------------

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,150
                                                                         ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    no shares outstanding . . . . . . . . . . . . . . . . . . . . . . .               -
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    10,803,239 shares issued and outstanding (including 70,000 shares
    committed but unissued and 16,000 shares to be cancelled) . . . . .          10,803
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .       2,691,233
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .         (14,844)
  Accumulated other comprehensive income. . . . . . . . . . . . . . . .         (45,285)
  Deficit accumulated during the development stage. . . . . . . . . . .      (1,010,080)
                                                                         ---------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .     __1,760,977
                                                                         ---------------

                                                                         $    2,108,953
                                                                         ===============


     The accompanying notes are an integral part of these condensed financial statements

                                          GOPUBLICNOW.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                              For The Six
                                                               For The Three  Months Ended    Months Ended
                                                               June 30, 2000                  June 30, 2000
                                                                                 (unaudited)      (unaudited)
                                                               -----------------------------  ---------------

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .  $                          -   $            -
                                                               -----------------------------  ---------------

Operating expenses:
  Employee compensation . . . . . . . . . . . . . . . . . . .                       243,052          369,284
  Selling, general and administrative expenses. . . . . . . .                       447,726          672,019
                                                               -----------------------------  ---------------
                       Total operating expenses . . . . . . .                       690,778        1,041,303
                                                               -----------------------------  ---------------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . .                      (690,778)      (1,041,303)

Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . . .                        25,463           32,823
                                                               -----------------------------  ---------------

Loss before provision for taxes . . . . . . . . . . . . . . .                      (665,315)      (1,008,480)

Provision for taxes . . . . . . . . . . . . . . . . . . . . .                           800            1,600
                                                               -----------------------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .                      (666,115)      (1,010,080)

Other comprehensive income - unrealized loss on marketable
  equity securities, net of tax of $0 . . . . . . . . . . . .                       (63,000)        ( 45,285)
                                                               -----------------------------  ---------------

Comprehensive loss. . . . . . . . . . . . . . . . . . . . . .  $                   (729,115)  $   (1,055,365)
                                                               =============================  ===============

Basic and diluted net loss per common share . . . . . . . . .                (0.07)          $        (0.10)
                                                               =============================  ===============

Basic and diluted weighted average common  shares outstanding                    10,828,164       10,085,219
                                                               =============================  ===============


     The accompanying notes are an integral part of these condensed financial statements

                                          GOPUBLICNOW.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Six
                                                                                   Months Ended
                                                                                  June 30, 2000
Cash flows from operating activities:
  Net loss                                                                       $(1,010,080)
  Estimated fair market value of vested common stock granted to employees             35,407
  Estimated fair market value of warrants granted to consultant                       12,990
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     18,421
    Write-off of property and equipment                                               12,000
    Changes in operating assets and liabilities:
      Other assets                                                                   (28,730)
      Accounts payable and accrued expenses                                           80,510
      Deferred revenue                                                                13,500
                                                                                 ------------

  Net cash used in operating activities                                             (865,982)
                                                                                 ------------

Cash flows from investing activities:
  Cash paid in connection with the DMRX acquisition                                 (300,000)
  Purchases of property and equipment                                               (138,703)
  Costs incurred to develop web site                                                 (97,736)
                                                                                 ------------

  Net cash used in investing activities                                             (536,439)
                                                                                 ------------

Cash flows from financing activities:
  Payments for stock buyback                                                        (300,000)
  Founders' capital contribution                                                         500
  Minority interest contributions                                                    129,150
  Proceeds from the sale of common stock, net of offering
    costs of $317,107                                                              3,238,295
                                                                                 ------------

  Net cash provided by financing activities                                        3,067,945
                                                                                 ------------

Net increase in cash                                                               1,665,524

Cash at beginning of period                                                                -
                                                                                 ------------

Cash at end of period                                                            $ 1,665,524
                                                                                 ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $         -
                                                                                 ============
    Income taxes                                                                 $         -
                                                                                 ============

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

     During the period ended June 30, 2000, the Company received 180,000 shares of restricted common stock from a public company for services to be rendered, valued at $253,966 (see Note 1).

See notes to accompanying financial statements for additional non-cash investing and financing activities.

                                          GoPublicNow.com, Inc. and Subsidiaries
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements of GoPubilicNow.com ("GPN" or the "Company") for the three and six months ended June 30, 2000 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 8K/A as of and for the period ended March 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE  2  -  THE  COMPANY
------------------------

GoPublicNow.com, Inc. (a development stage company) ("GPN" or the "Company") was incorporated on December 2, 1999 according to the laws of Nevada. Operations for the six months ended June 30, 2000 are indicative of the operations from December 2, 1999 (date of inception) through June 30, 2000 as the Company had no operations from December 2, 1999 through December 31, 1999. The Company has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its web site, advertising and marketing the Company, and administrative functions. The Company intends to provide a web site dedicated to helping their customers grow and obtain financing for their business ventures.

Pursuant to an acquisition agreement (the "Acquisition Agreement") effective April 6, 2000, the Company ("GPN-Nevada") completed a transaction whereby it was merged with and into DermaRX Corporation ("DMRX"), an inactive public corporation with a balance sheet only consisting of $300,000 in liabilities, and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" (the "Merger") where GPN-Nevada was considered to be the accounting acquiror as it retained control of DMRX after the merger. Simultaneously with the Merger, the name DMRX was changed to GoPublicNow.com ("GPN"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPN. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse split.

At the time of the merger DMRX had 766,117 shares outstanding. By virtue of the merger, the shareholders of GPN-Nevada acquired 10,219,472 shares of DMRX plus paid $300,000 in cash to satisfy DMRX's liabilities. The total issued, outstanding, and committed shares of the combined entities subsequent to the merger was 10,985,589 shares. Since DMRX's operations from December 2, 1999 through the date of acquisition were insignificant, a pro forma condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended June 30, 2000 are not presented here. In addition, since DMRX prior quarter results were insignificant, the Company believes the historical results are not indicative of the Company. As a result, the Company has not presented comparative results of operations.

------
NOTE  2  -  THE  COMPANY,  CONTINUED
------------------------------------

Subsidiaries
------------

In April 2000, the Company provided initial funding of $200,000 for its majority-owned subsidiary GoBizNow.com. The Company commenced a private placement memorandum selling a maximum of 300,000 shares of common stock at $1.75. As of June 30, 2000, GoBizNow.com had sold 90,000 shares of common stock for $129,150, net of offering costs of $28,350, which is presented as minority interest in the accompanying balance sheet. As of August 4, 2000, GoBizNow.com had sold 271,500 shares of common stock for $397,163, net of offering costs of $77,962.

Pursuant to Staff Accounting Bulletin 84 ("SAB 84") when an offering takes the form of a subsidiary's direct sale of its un-issued shares, a gain or loss may be required to be reflected in the consolidated income statements of the parent for the difference between the per share price of the offering and the parent's required per share book value. However, SAB 84 does not require a gain or loss to be recognized in situations where the subsidiary is a newly formed non-operating entity, a startup or development stage company or an entity whose ability to continue in existence is in question. Due to the subsidiary being newly formed and in the development stage, the Company has recognized no gain or loss on the sale of the subsidiary's stock at June 30, 2000.

The Company intends to operate a broker dealer in order to provide funding and other financial services for its customers. In May 2000, the Company incorporated its subsidiary GPN Securities, Inc. The Company intends to develop GPN Securities, Inc. as an in-house broker dealer. In July 2000, the Company incorporated its subsidiary GoNow Securities, Inc. The Company intends to utilize GoNow Securities, Inc. as an acquisition vehicle to purchase a broker dealer. There has been no activity in either entity at June 30, 2000.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and GoBizNow.com; GPN Securities, Inc.; and GoNow Securities, Inc., which are all majority owned and non-operating subsidiaries in the development stage. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks  and  Uncertainties
-------------------------

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The  Company  has  a  loss  of  $1,010,080  for  six months ended June 30, 2000.
Management believes that its positive cash balance of $1,665,524 and revenues projected to be generated from new contracts subsequent to June 30, 2000 will be sufficient to fund its operations, capital expenditures, working capital requirements and web site development costs for the next twelve months. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

------------------------------------

Marketable  Securities
----------------------

Marketable securities consist of equity securities and are stated at fair market value. During the six months ended June 30, 2000, the Company recorded marketable securities valued at $253,966 in consideration for future services from an unrelated party. Pursuant to the Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period ended. As of June 30, 2000, the Company determined the fair market value of the underlying marketable securities to be $208,681 and accordingly, reported an unrealized loss of $63,000 and a gain of $17,715 for the six and three months ended June 30, 2000, respectively, as other comprehensive income and cumulative unrealized gain.

Capitalized  Web  Site  Development
-----------------------------------

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Pursuant to EITF 00-2, the Company has capitalized approximately $98,000 of web site development costs as of June 30, 2000. The Company began amortizing this website in April, 2000. For the three months ended June 30, 2000, the Company has recognized $12,217 of amortization expense on its website.

Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Recent  Accounting  Pronouncements
----------------------------------

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation award in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE  3  -  STOCKHOLDERS'  EQUITY
---------------------------------

Preferred  Stock
----------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of June 30, 2000, no preferred shares have been designated or issued.

Common  Stock
-------------

From the Company's date of inception to the period ended June 30, 2000, the Company had issued an aggregate of 8,775,000 shares of common stock to the founders for $500.

On December 3, 1999, the Company issued 201,000 shares of the Company's restricted common stock (valued at $50,250 based on the estimated fair value on date of grant) to employees. The shares are contingent upon employment and vest on various dates through December 2001. As of June 30, 2000, 141,625 shares were vested. Total compensation expense of $2,344 and $35,407 was recognized for the three and six months ended June 30, 2000.

On December 3, 1999, the Company issued 150,000 shares of the Company's restricted common stock to a third party for services rendered in connection with raising funds pursuant to PPM 1999 and PPM 2000.

------
NOTE  3  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

On December 7, 1999, the Company executed a private placement memorandum ("PPM 1999") for the offering of 541,800 shares at $2.50 per share. As of June 30, 2000, 541,800 shares have been issued under this PPM 1999 at $2.50 per share for $1,267,450 (net of commissions and offering costs of $87,050). In addition, the Company issued warrants to purchase 541,800 shares of common stock at $7.50 per share and warrants to purchase 541,800 shares of common stock at $10 per share, which are exercisable for three years from the date of grant. The warrants were valued at $0 (based on Black-Scholes computation under SFAS 123).

On January 18, 2000, the Company commenced a private placement memorandum ("PPM 2000") for a maximum offering of $2,250,000. Pursuant to PPM 2000, the Company may sell up to a maximum of 600,000 units at $3.75 per unit, where each unit consists of one share of the Company's common stock, one warrant to purchase one share of common stock at $7.50 per share and one warrant to purchase one share of common stock at $10 per share and are exercisable for three years from the date of grant. As of June 30, 2000, the Company sold 569,322 units for $1,970,845 (net of commissions and offering costs of $173,376). The warrants within the units sold were valued at $0 (based on Black-Scholes computation under SFAS 123).

DMRX  Transaction
-----------------

On April 6, 2000, the Company purchased all of the outstanding shares of DermaRX Corporation ("DMRX") in a transaction known as a reverse merger (the "Merger"). The Company issued 766,117 shares of its common stock in exchange for the same number of shares of DMRX. The Company also had previously wired $300,000 in cash to DMRX to be used for the satisfaction of outstanding liabilities. At the time of the Merger, DMRX had no assets or liabilities. The $300,000 was charged against additional paid-in capital of the Company.

Stock  Buyback
--------------

In May 2000, the Company repurchased 200,000 shares of its free trading common stock for $300,000 in a privately negotiated transaction.

Stock  Options
--------------

From time to time, the Company may issue non-plan stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 341,250 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share (the estimated fair market value on the date of grant was $0.25 per share). The options vest over a two-year period from the date of grant and are exercisable through March 2010.

------
NOTE  3  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

Warrants
--------

From time to time, the Company issues warrants pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with consultants, the Company issued warrants to purchase 20,125 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The warrants vest in three months from the date of grant and are exercisable through February 2010. Under SFAS 123, $12,990 of consulting expense is to be recognized, of which $4,332 and $12,990 has been recognized for the three and six months ended June 30, 2000, respectively. In addition, the Company issued 2,222,244 warrants to various investors as part of various private placement memorandums.

NOTE  4  -  SUBSEQUENT  EVENTS
------------------------------

Lotto  Concepts
---------------

On July 31, the Company announced that it had signed an agreement (the "Agreement") with Lotto Concepts, Inc. ("Lotto Concepts"). Under the Agreement, the Company will provide business advisory services to Lotto Concepts in exchange for 500,000 shares comprising 5% of Lotto Concepts, valued at $1,000,000 (based on shares recently sold in a private placement offering at $2.00 per share). The Company will recognize the revenue over the term of the agreement of 90 days beginning when Lotto Concepts is posted on the Company's website, which is expected to be August 2000.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
-------------------------------------------------------
    FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
------------------------------------------------------

The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, GOPUBLICNOW.COM'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS KEY MARKETS, REGULATION IN THE SECURITIES AND MERGER AND ACQUISITION INDUSTRY, COMPETITION, INTERNET-RELATED RISKS, DEPENDENCE ON KEY PERSONNEL, DEPENDENCE ON CONTENT ACQUISITION, CREATION AND LICENSING, THE MANAGEMENT OF GROWTH AND GOPUBLICNOW.COM'S NEED FOR ADDITIONAL CAPITAL EXCEPT AS REQUIRED BY LAW. GOPUBLICNOW.COM UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GOPUBLICNOW.COM'S FILES FROM TIME-TO-TIME WITH THE SEC AND MATTERS GENERALLY AFFECTING ONLINE COMMERCE.

Overview
--------

The Company's website is the core of its business model. The Company intends to list its client companies along with related information about the client companies (including specific financing requirements) and provide access this information to funding sources. The Company recognizes revenue from these agreements over the period during which client companies are listed on this website. At June 30, 2000, the Company's website was operational but client company information had not been loaded. As a result, no revenue has yet been recognized as of June 30, 2000.

The Company intends to bill its client customers based upon a success fee, and has been advised by its legal counsel that such billing should be done through a broker dealer. The Company is in the process of obtaining a broker-dealer and expects to have either acquired one or developed one in-house within the next six months, though there can be no assurance that this will be achieved. If this is not achieved and the Company does not obtain a broker-dealer, the Company would encounter significant difficulty in carrying out its business plan.

------
RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,  2000
-----------------------------------------------------------------

Employee  Compensation
----------------------

Employee compensation was $243,052 for the three months ended June 30, 2000. During the period, the Company added staff in both GoPublicNow.com and its subsidiary company GoBizNow.com as a result of ramping up operations in the development stage.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Selling, general and administrative expenses were $422,519 for the three months ended June 30, 2000. These expenses increased as the Company increased staffing levels.

Interest  Income  and  Expense
------------------------------

Interest income for the three months ended June 30, 2000 was $25,463, as a results of earnings on cash holdings not yet needed in the operations of the Company. The Company had no interest expense for the period.

Net  Loss
---------

For the reasons stated above, the Company had a net loss of $666,116 for the three months ended June 30, 2000.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2000
---------------------------------------------------------------

Employee  Compensation
----------------------

Employee compensation was $369,284 for the six months ended June 30, 2000, representing the costs of the labor force from inception.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Selling, general and administrative expenses were $672,019 for the six months ended June 30, 2000, representing the non-payroll expenses incurred by the Company since inception.

Interest  Income  and  Expense
------------------------------

Interest income for the six months ended June 30, 2000 was $32,811, from earnings on cash holdings not yet needed in the operations of the Company. The Company had no interest expense for the period.

Net  Loss
---------

For the reasons noted above, the Company's net loss for the six months ended June 30, 2000 was $1,010,080.

------

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At June 30, 2000, the Company had $1,874,205 in current assets, including $1,665,524 in cash. Also at June 30, current liabilities were $347,976. The Company has used $865,992 in cash to fund its operations from the period of inception to June 30, 2000. The Company has yet to generate revenue, and there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.


PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1.     LEGAL  PROCEEDINGS

     None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On April 2000, the Company issued 766,117 shares of Common Stock in exchange for all the outstanding shares of DermaRX corporation in a transaction commonly referred to as a "reverse merger".

Also in April 2000, the Company completed its financing referred to as PPM 2000 by selling a total of 17,650 shares of its common stock at $3.75 per share.

     In May 2000, the Company repurchased 200,000 shares of its common stock at $1.50 per share.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS'

     None.

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibits     Description
     --------     -----------

        27.1     Financial  Data  Schedule

     Reports  on  Form  8-K
     ----------------------

     a) A report on Form 8-K was filed on April 20, 2000, in order to report that GPN-Nevada was merged with and into DMRX and the separate corporate existence of GPN-Nevada ceased in a transaction referred to as a "reverse merger". Also reported on this 8-K was the changing of the name of DMRX to "GoPublicNow.com".

     b) A report on Form 8-K was filed on May 8, 2000, in order to report a change in auditors.

     c)     A  report  on  Form  8-K/A  was filed on June 20, 2000.  This report
amended  the  report  on  Form  8-K which was filed on April 20.   The amendment
added  the  audited  financial  statements  of  GPN  -  Nevada  and  DMRX.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.



                           GOPUBLICNOW.COM



          By:         /s/  Bruce  A.  Berman
                  --------------------------
                           Bruce  A.  Berman
                           President,  Chief  Executive  Officer




          By:        /s/ Eric J. Hopkins
             ---------------------------
                         Eric J. Hopkins
                         Chief  Financial  Officer