Form 10QSB/A
period 2000-06-30
GOPUBLICNOW COM INC
filed 2000-08-14
CIK 793043

FORM 10-QSB/A
                                   --------------

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

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                          GoPublicNow.com, Inc. and Subsidiaries
                                                   (A Development Stage Company)
                                            Condensed Consolidated Balance Sheet

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
                                                                         ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    no shares outstanding . . . . . . . . . . . . . . . . . . . . . . .               -
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    10,803,239 shares issued and outstanding (including 70,000 shares
    committed but unissued and 16,000 shares to be cancelled) . . . . .          10,803
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .       2,691,233
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .         (14,844)
  Accumulated other comprehensive income. . . . . . . . . . . . . . . .         (45,285)
  Deficit accumulated during the development stage. . . . . . . . . . .      (1,010,080)
                                                                         ---------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .       1,631,827
                                                                         ---------------

                                                                         $    2,108,953
                                                                         ===============


     The accompanying notes are an integral part of these condensed financial statements

                                          GOPUBLICNOW.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              For the three       For The Six
                                                                              Months Ended       Months Ended
                                                                              June 30, 2000     June 30, 2000
                                                                                 (unaudited)      (unaudited)
                                                               -----------------------------  ---------------

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .  $                          -   $            -
                                                               -----------------------------  ---------------

Operating expenses:
  Employee compensation . . . . . . . . . . . . . . . . . . .                       243,052          369,284
  Selling, general and administrative expenses. . . . . . . .                       447,726          672,019
                                                               -----------------------------  ---------------
                       Total operating expenses . . . . . . .                       690,778        1,041,303
                                                               -----------------------------  ---------------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . .                      (690,778)      (1,041,303)

Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . . .                        25,463           32,823
                                                               -----------------------------  ---------------

Loss before provision for taxes . . . . . . . . . . . . . . .                      (665,315)      (1,008,480)

Provision for taxes . . . . . . . . . . . . . . . . . . . . .                           800            1,600
                                                               -----------------------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .                      (666,115)      (1,010,080)

Other comprehensive income - unrealized loss on marketable
  equity securities, net of tax of $0 . . . . . . . . . . . .                       (63,000)        ( 45,285)
                                                               -----------------------------  ---------------

Comprehensive loss. . . . . . . . . . . . . . . . . . . . . .  $                   (729,115)  $   (1,055,365)
                                                               =============================  ===============

Basic and diluted net loss per common share . . . . . . . . .                         (0.06) $        (0.10)
                                                               =============================  ===============

Basic and diluted weighted average common  shares outstanding                    10,828,164       10,085,219
                                                               =============================  ===============


     The accompanying notes are an integral part of these condensed financial statements

                                          GOPUBLICNOW.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Six
                                                                                   Months Ended
                                                                                  June 30, 2000
                                                                                    Unaudited
Cash flows from operating activities:
  Net loss                                                                       $(1,010,080)
  Estimated fair market value of vested common stock granted to employees             35,407
  Estimated fair market value of warrants granted to consultant                       12,990
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     18,421
    Write-off of property and equipment                                               12,000
    Changes in operating assets and liabilities:
      Other assets                                                                   (28,730)
      Accounts payable and accrued expenses                                           80,510
      Deferred revenue                                                                13,500
                                                                                 ------------

  Net cash used in operating activities                                             (865,982)
                                                                                 ------------

Cash flows from investing activities:
  Cash paid in connection with the DMRX acquisition                                 (300,000)
  Purchases of property and equipment                                               (138,703)
  Costs incurred to develop web site                                                 (97,736)
                                                                                 ------------

  Net cash used in investing activities                                             (536,439)
                                                                                 ------------

Cash flows from financing activities:
  Payments for stock buyback                                                        (300,000)
  Founders' capital contribution                                                         500
  Proceeds from the sale of subsidiary common stock, net of
    offering costs of $28,350                                                        129,150
  Proceeds from the sale of common stock, net of offering
    costs of $251,159                                                              3,238,295
                                                                                 ------------

  Net cash provided by financing activities                                        3,067,945
                                                                                 ------------

Net increase in cash                                                               1,665,524

Cash at beginning of period                                                                -
                                                                                 ------------

Cash at end of period                                                            $ 1,665,524
                                                                                 ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $         -
                                                                                 ============
    Income taxes                                                                 $         -
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

Pursuant to an acquisition agreement (the "Acquisition Agreement") effective April 6, 2000, the Company ("GPN-Nevada") completed a transaction whereby it was merged with and into DermaRX Corporation ("DMRX"), an inactive public corporation with a balance sheet only consisting of $300,000 in liabilities, and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" (the "Merger") where GPN-Nevada was considered to be the accounting acquiror as it retained control of DMRX after the merger. Simultaneously with the Merger, the name DMRX was changed to GoPublicNow.com ("GPN"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPN. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse split. 16,000 shares of this stock to be reduced had still not occurred at June 30, 2000, and the outstanding shares have been restated as if these shares have been issued.

At the time of the merger DMRX had 766,117 shares outstanding. By virtue of the merger, the shareholders of GPN-Nevada acquired 10,219,472 shares of DMRX plus paid $300,000 in cash to satisfy DMRX's liabilities. The total issued, outstanding, and committed shares of the combined entities subsequent to the merger was 10,985,589 shares. Since DMRX's operations from December 2, 1999 through the date of acquisition were insignificant, a pro forma condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended June 30, 2000 are not presented here. In addition, since DMRX prior quarter results were insignificant, the Company believes the historical results are not indicative of the Company of future results of operations. As a result, the Company has not presented comparative results of operations.

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

Pursuant to Staff Accounting Bulletin 84 ("SAB 84") when an offering takes the form of a subsidiary's direct sale of its un-issued shares, a gain or loss may be required to be reflected in the consolidated income statements of the parent for the difference between the per share price of the offering and the parent's recorded per share book value. However, SAB 84 does not require a gain or loss to be recognized in situations where the subsidiary is a newly formed non-operating entity, a startup or development stage company or an entity whose ability to continue in existence is in question. Due to the subsidiary being newly formed and in the development stage, the Company has recognized no gain or loss on the sale of the subsidiary's stock at June 30, 2000.

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

------------------------------------

Marketable  Securities
----------------------

Marketable securities consist of equity securities and are stated at fair market value. During the six months ended June 30, 2000, the Company recorded marketable securities valued at $253,966 in consideration for future services from an unrelated party. Pursuant to the Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period ended. As of June 30, 2000, the Company determined the fair market value of the underlying marketable securities to be $208,681 and accordingly, reported an unrealized loss of $63,000 and $45,285 for the three and six months ended June 30, 2000, respectively, as other comprehensive loss and cumulative unrealized loss.

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

On January 18, 2000, the Company commenced a private placement memorandum ("PPM 2000") for a maximum offering of $2,250,000. Pursuant to PPM 2000, the Company may sell up to a maximum of 600,000 units at $3.75 per unit, where each unit consists of one share of the Company's common stock, one warrant to purchase one share of common stock at $7.50 per share and one warrant to purchase one share of common stock at $10 per share and are exercisable for three years from the date of grant. As of June 30, 2000, the Company sold 569,322 units for $1,970,845 (net of commissions and offering costs of $164,109). The warrants within the units sold were valued at $0 (based on Black-Scholes computation under SFAS 123).

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

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Selling, general and administrative expenses were $447,726 for the three months ended June 30, 2000. These expenses increased as the Company increased staffing levels, and due to the one-time non-cash charge of compensation expense pursuant to SFAS 123 for the vested portion of common stock and warrants issued for the three month period ended June 30, 2000.

Interest  Income  and  Expense
------------------------------

Interest income for the three months ended June 30, 2000 was $25,463, as a results of earnings on cash holdings not yet needed in the operations of the Company. The Company had no interest expense for the period.

Net  Loss
---------

For the reasons stated above, the Company had a net loss of $666,115 for the three months ended June 30, 2000.

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

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Selling, general and administrative expenses were $672,019 for the six months ended June 30, 2000, representing the non-payroll expenses incurred by the Company since inception, and the one-time non-cash charge of compensation expense pursuant to SFAS 123 for the vested portion of common stock and warrants issued for the six months ended June 30, 2000.

Interest  Income  and  Expense
------------------------------

Interest income for the six months ended June 30, 2000 was $32,823, from earnings on cash holdings not yet needed in the operations of the Company. The Company had no interest expense for the period.

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