Form 10QSB
period 2000-09-30
GOPUBLICNOW COM INC
filed 2000-11-14
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ----------------------------------------
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    -----------      -------------
Commission File Number: 033-05384


                                GPN Network, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                            13-3301899
-------------------------------                        -----------------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                            Identification No.)


5000 Birch St., West Tower, Ste 4900, Newport Beach,  California       92660
------------------------------------------------------------------------------
 (Address of principal executive offices)                             Zip Code


Registrant's telephone number, including area code           (949) 752-2797
                                                  ------------------------------

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

       Yes       X                                       No
          ----------                                       -----------

       The number of shares outstanding of Registrant's common stock as of November 7, 2000 was 10,537,239.

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                   Page Number
                                                                   -----------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of
           September 30, 2000 (unaudited)...................            3

           Consolidated Statements of Operations
           and Comprehensive Loss for the Three and Nine
           months ended  September 30, 2000 (unaudited).....            4

           Consolidated Statement of Cash Flows for the
           Nine months ended September 30, 2000 (unaudited).            5

           Notes to Consolidated Financial Statements.......            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of  Operations...           12


PART II.          OTHER INFORMATION

     Item 1.      Legal proceedings.........................           14

     Item 2.      Changes in Securities and Use of Proceeds.           15

     Item 3.      Defaults Upon Senior Securities...........           15

     Item 4.      Submission of Matters to a Vote of
                  Securities Holders........................           15

     Item 5.      Other Information.........................           15

     Item 6.      Exhibits and Reports on Form 8-K..........           15

                  Signatures................................           16








--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       GPN Network, Inc. and Subsidiaries
                           Consolidated Balance Sheet

ASSETS                                                  September 30, 2000
                                                       --------------------
Current assets:                                                (Unaudited)
   Cash and cash equivalents                            $        1,286,668
   Marketable equity securities                                    137,818
   Accounts receivable                                              63,788
                                                        ------------------
         Total current assets                                    1,488,274

Property and equipment, net of accumulated
depreciation of $48,053                                            386,275

Capitalized web site development cost, net
of accumulated amortization of  $24,434                             73,302

Other assets                                                        42,874
                                                        ------------------
                                                        $        1,990,725
                                                        ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $           84,061

Deferred revenue                                                   241,300
Other liabilities                                                  150,000
                                                        ------------------
        Total liabilities                                          475,361

Minority interest                                                  429,450

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
  10,000,000 shares authorized;
  no shares outstanding                                                  -
Common stock, $0.001 par value;
  50,000,000 shares authorized;
  10,537,239 shares issued and outstanding                          10,537
Additional paid-in capital                                       2,678,474
Deferred compensation                                              (12,500)
Accumulated other comprehensive income                            (116,148)
Accumulated deficit                                             (1,474,449)
                                                        ------------------
        Total stockholders' equity                               1,085,914
                                                        ------------------
                                                        $        1,990,725
                                                        ==================

--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
           Consolidated Statement of Operations and Comprehensive Loss

                                          For the Three         For the Nine
                                          Months Ended          Months Ended
                                       September 30, 2000    September 30, 2000
                                           (unaudited)           (unaudited)
                                     ---------------------  --------------------
Revenues                                $        138,932    $          138,932
                                        ----------------    ------------------

Operating expenses:
  Employee compensation                          358,199               827,813
  Selling, general and
     administrative expenses                     263,445               835,134
                                        ----------------    ------------------
           Total operating expenses              621,644             1,662,947
                                        ----------------    ------------------

Operating loss                                  (482,712)           (1,524,015)

Other income (expense):
         Interest income                          18,343                51,166
                                        ----------------    ------------------

Loss before provision for taxes                 (464,369)           (1,472,849)

Provision for taxes                                    -                 1,600
                                        ----------------    ------------------
Net loss                                        (464,369)           (1,474,449)

Other comprehensive income -
  unrealized loss on marketable
  equity securities, net of tax of  $0           (70,863)             (116,148)
                                        ----------------    ------------------
Comprehensive loss                      $       (535,232)   $       (1,590,597)
                                        ================    ==================

Basic and diluted net loss per
  common share                          $          (0.04)   $            (0.14)
                                        ================    ==================

Basic and diluted weighted average
  common shares outstanding                   10,776,174            10,295,014
                                        ================    ==================










--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                                          For the Nine
                                                          Months Ended
                                                       September 30, 2000
                                                      ---------------------
Cash flows from operating activities:
  Net loss                                                $      (1,474,449)
  Estimated fair market value of vested common
     stock granted to employees                                      37,751
  Estimated fair market value of warrants
     granted to consultant                                           12,990
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                  72,552
      Write-off of property and equipment                            12,000
      Changes in operating assets and liabilities:
          Accounts receivable                                       (63,788)
          Other assets                                              (18,609)
              Accounts payable and accrued expenses                  59,731
              Deferred revenue                                      (12,666)
                                                          -----------------
   Net cash used in operating activities                         (1,374,488)
                                                          -----------------
Cash flows from investing activities:
  Cash paid in connection with DMRX acquisition                    (300,000)
  Purchases of property and equipment                              (296,328)
  Costs incurred to develop web site                                (97,736)
                                                          -----------------
  Net cash used in investing activities                            (694,064)
                                                          -----------------
Cash flows from financing activities:
  Payments for stock buyback                                       (300,000)
  Founders' capital contribution                                        500
  Proceeds from the sale of common stock,
     net of offering costs of $264,185                            3,225,270
  Proceeds from the sale of subsidiary
     common stock, net of offering
     costs of $85,050                                               429,450
                                                          -----------------
Net cash provided by financing activities                         3,355,220
                                                           ----------------
Net increase in cash                                              1,286,668

Cash at beginning of period                                               -

Cash at end of period                                      $      1,286,668
                                                           ================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                             $              -
                                                           ================
      Income taxes                                         $              -
                                                           ================
               See notes to accompanying financial statements for
             additional non-cash investing and financing activities.
--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The financial statements of GoPublicNow.com ("GPN" or the "Company") for the three and nine months ended September 30, 2000 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 8K/A as of and for the period ended March 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - THE COMPANY
--------------------
GoPublicNow.com, Inc. ("GPN" or the "Company") was incorporated on December 2, 1999 according to the laws of Nevada. Operations for the nine months ended September 30, 2000 are indicative of the operations from December 2, 1999 (date of inception) through September 30, 2000 as the Company had no operations from December 2, 1999 through December 31, 1999. The Company was in the development stage through August 31, 2000. During the development stage, the Company was primarily engaged in raising capital, obtaining financing, developing its web site, advertising and marketing the Company, and administrative functions. The Company provides a web site dedicated to helping their customers grow and obtain financing for their business ventures.

Pursuant to an acquisition agreement (the "Acquisition Agreement") effective April 6, 2000, the Company ("GPN-Nevada") completed a transaction whereby it was merged with and into DermaRX Corporation ("DMRX") and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" (the "Merger") where GPN-Nevada was considered to be the accounting acquiror as it retained control of DMRX after the merger. Simultaneously with the Merger, the name DMRX was changed to GoPublicNow.com ("GPN"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPN. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse split.

At the time of the merger DMRX had 766,117 shares outstanding. By virtue of the merger, the shareholders of GPN-Nevada acquired 10,219,472 shares of DMRX. The total issued, outstanding, and committed shares of the combined entities subsequent to the merger was 10,985,589 shares. Since DMRX's operations from December 2, 1999 through the date of acquisition were insignificant, a pro forma condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended September 30, 2000 are not presented here. In addition, since DMRX prior quarter results were insignificant, the Company believes the historical results are not indicative of the Company's future results of operations. As a result, the Company has not presented comparative results of operations.


--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Termination of Development Stage
--------------------------------
As noted above, the Company was incorporated in 1999 and had been principally engaged in raising capital, obtaining, financing, advertising and promoting the Company, and developing its website. Planned operations, as discussed above, have commenced in relation to the Company's business plan. Accordingly, the Company no longer is to be considered a development stage enterprise.

Subsidiaries
------------
Pursuant to the Merger, the Company acquired the subsidiary corporation Dermedics, Inc. ("Dermedics"). Dermedics has no employees or operations, and minimal assets.

In April  2000,  the  Company  provided  initial  funding  of  $200,000  for its majority-owned subsidiary GoBizNow.com. The Company commenced a private placement memorandum selling a maximum of 300,000 shares of common stock at $1.75. As of September 30, 2000, GoBizNow.com had sold 294,000 shares of common stock for $429,450 net of offering costs of $85,050 at which time the offering was considered closed. As of September 30, 2000, the minority interest percentage owned was 6.0%. Due to the percentage owned by the minority interests being less than 10% and GoBizNow.com percentage of the consolidated loss being less than 10%, the Company has not recorded minority interest in GoBizNow.com's net loss as of September 30, 2000.

Pursuant to Staff Accounting Bulletin 84 ("SAB 84") when offering the a subsidiary's direct sale of its un-issued shares, a gain or loss may be required to be reflected in the consolidated income statements of the parent. However, SAB 84 does not require a gain or loss to be recognized in situations where the subsidiary is a newly-formed non-operating entity, a startup or development stage company or an entity whose ability to continue in existence is in question. Due to the subsidiary being newly formed and in the development stage, the Company has recognized no gain or loss on the sale of the subsidiary's stock at September 30, 2000.

The Company intends to operate a broker dealer in order to provide funding and other financial services for its customers. In May 2000, the Company incorporated its subsidiary GPN Securities, Inc. The Company intends to develop GPN Securities, Inc. as an in-house broker dealer. In July 2000, the Company incorporated its subsidiary GoNow Securities, Inc. The Company intends to utilize GoNow Securities, Inc. as an acquisition vehicle to purchase a broker dealer. There has been no activity in either entity at September 30, 2000. (See
Note 6 for subsequent activity.)

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and GoBizNow.com, GPN Securities, Inc., GoNow Securities, Inc., and Dermedics, Inc. GoBizNow.com and GoNow Securities, Inc. are majority owned subsidiaries; GPN Securities, Inc. and Dermedics, Inc. are wholly owned subsidiaries. GoBizNow.com is an operating company, while GoNow Securities, GPN Securities, and Dermedics, Inc. are in the development stage. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Risks and Uncertainties
-----------------------
The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The Company has a loss of $1,474,449 for nine months ended September 30, 2000. The Company's cash balance at September 30, 2000 was $1,286,668. There is substantial doubt as to weather revenues projected to be generated from new contracts subsequent to September 30, 2000 will be sufficient to fund the Company's operations, capital expenditures, working capital requirements and web site development costs for the next twelve months. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.


Marketable Securities
---------------------
Marketable securities consist of equity securities and are stated at fair market value. During the nine months ended September 30, 2000, the Company recorded deferred revenue based upon the receipt of marketable securities valued at $253,966 in consideration for future services from an unrelated party. This deferred revenue is being recognized at the rate of $14,109 per month over eighteen months beginning in September 2000. Pursuant to the Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period. As of September 30, 2000, the Company determined the fair market value of the underlying marketable securities to be $137,818 and accordingly, reported an unrealized loss of $70,863 and $116,148 for the three and nine months ended September 30, 2000, respectively, as other comprehensive loss and cumulative unrealized loss.

Capitalized Web Site Development
--------------------------------
In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Pursuant to EITF 00-2, the Company has capitalized approximately $98,000 of web site development costs as of September 30, 2000. The Company began amortizing this website in April, 2000. For the six months ended September 30, 2000, the Company has recognized $24,434 of amortization expense on its website.

Revenue Recognition
-------------------
The Company recognizes revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. On certain agreements, the Company will take an equity position in the client rather than a cash position, which the Company will record pursuant to SFAS 115 and record deferred revenue and recognize the revenue over the contract life, as defined. In addition, the agreements may contain a return of equity clause which specifies that the Company may be required, under certain circumstances, to return all equity instruments to its clients. In contracts with a return of

--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

equity clause, the Company does not record any revenue or deferred revenue until such time as the return of equity clause is removed or is otherwise no longer is in effect.

During the quarter ended September 30, 2000 the Company signed a business advisory services agreement with Lotto Concepts, Inc. ("Lotto Concepts"), whereby the Company will receive 500,000 shares of Lotto Concepts, valued at $1,000,000 (based on shares recently sold in a private placement offering at $2.00 per share). The Company does not record revenue or deferred revenue until such time as Management is reasonably confident in the ultimate collectibility, in cash, of the related receivable. As such, as of September 30, 2000 no amount of revenue or deferred revenue has been recognized on this contract.

Earnings Per Share
------------------
The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Stock Compensation
------------------
The Company has adopted FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation award in a business combination. FIN 44 did not have a material effect on the financial statements.

Recent Accounting Pronouncements
--------------------------------
The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Reclassifications
-----------------
Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 3 -  OTHER LIABILITIES
---------------------------
In June 2000, the Company signed a software licensing agreement for $300,000, of which the Company paid $150,000 and accrued $150,000 during the period ended September 30, 2000. The software is for website development; as a result the Company capitalized the software licensing agreement under Property and Equipment in the accompanying balance sheet at September 30, 2000 and will amortize it over the life of the licensing agreement.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Preferred Stock
---------------
The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of September 30, 2000, no preferred shares have been designated or issued.

Common Stock
------------
In July 2000, the Company recorded an additional $13,025 of direct costs associated with a previous sale of common stock.

Stock Cancellations
-------------------
On September 21, 2000, in return for the Company's agreement to release certain of the previous DMRX shareholders (the "Shareholders") from claims which may have arisen pursuant to the Merger (see Note 5), the Shareholders agreed to return to the Company for cancellation 250,000 of the outstanding shares of Common Stock of the Company.

On September 15, 2000, the Company canceled 16,000 shares of common stock which had been issued in error in 1999. The stock was issued to a consultant to the Company at the time of a 5 for 1 reverse stock split. The shares were inadvertently issued on a post-split basis and should have been issued on a pre-split basis.

--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Stock Options
-------------
From time to time, the Company may issue non-plan stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 381,250 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share (the estimated fair market value on the date of grant by the Company). The options vest over a periods ranging from two months to twenty-four months and are exercisable through March 2010.

Warrants
--------
From time to time, the Company issues warrants pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with consultants, the Company issued warrants to purchase 20,125 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The warrants vest in three months from the date of grant and are exercisable through February 2010. Under SFAS 123, $12,990 of consulting expense is to be recognized, of which $0 and $12,990 has been recognized for the three and nine months ended September 30, 2000, respectively. In addition, the Company issued 2,222,244 warrants to various investors as part of various private placement memorandums.

NOTE 5 - CONTINGENCIES
----------------------
On April 12, 1999, the Company, under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DermaRX Corporation vs. Gerit D. Mulder and Lee Booras, alleging improper use of trade secrets and confidential information, breach of fiduciary duty, failure to assign patent rights and for return of unearned bonus payments. On July 15, 1999, the defendants filed a response denying the claims and asserting counterclaims for breach of contract, failure to pay compensation including cash and stock. Current management of the Company is not fully aware of all of the facts in connection with the action, and has not taken any steps to further prosecute the action since the date of the Merger. Management cannot presently predict the outcome of this action or the affect upon the Company if the outcome is unfavorable, but has no reason to believe that the outcome will be unfavorable to the Company or that an unfavorable outcome would result in material liability to the Company.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------
Name Change
-----------
On October 23, 2000, the Company announced that it is changing its name from GoPublicNow.com to "GPN Network". The Company believes that this name change will better reflect its business model, which includes traditional "brick and mortar" business entities as well as an internet presence. The change became effective November 8, 2000.



--------------------------------------------------------------------------------

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

GoNow Securities NASD approval
------------------------------
On October 24, 2000, the Company's subsidiary GoNow Securities, Inc. was approved for membership to the National Association of Securities Dealers ("NASD").

Heritage West
-------------
On November 2, 2000, the Company announced that it had signed a non-binding letter of intent to acquire 100% of the assets and business of Heritage West Securities, Inc., a NASD licensed broker-dealer. This transaction is subject to various conditions, including approval by the NASD and other state and Federal regulatory agencies.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

              The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

              EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY  FROM  THOSE  SET  FORTH IN SUCH  FORWARD  LOOKING  STATEMENTS.  SUCH
FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, GPN NETWORK'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS KEY MARKETS, REGULATION IN THE SECURITIES AND MERGERS AND ACQUISITIONS INDUSTRY, COMPETITION, INTERNET-RELATED RISKS, DEPENDENCE ON KEY PERSONNEL, DEPENDENCE ON CONTENT ACQUISITION, CREATION AND LICENSING, AND THE GROWTH OF GPN NETWORK'S NEED FOR ADDITIONAL CAPITAL. GPN NETWORK UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GPN NETWORK FILES FROM TIME-TO-TIME WITH THE SEC AND MATTERS GENERALLY AFFECTING ONLINE COMMERCE.

Overview
--------
The Company's websites are at the core of its business model. The Company intends to list its client companies along with related information about the client companies (including specific financing requirements) and provide access to this information to funding sources. The Company recognizes revenue from these agreements over the period during which client companies are listed on this website. The Company's website became operational on September 1, 2000.

--------------------------------------------------------------------------------

The Company has been advised by its counsel that certain of its transactions must be conducted through a broker-dealer. The Company is in the process of obtaining a broker-dealer through both internal development and through acquisition. If this is not achieved and the Company does not obtain a broker-dealer, the Company would encounter significant difficulty in carrying out its business plan.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------
Revenue
-------
The Company recognized revenue of $138,932 for the three month period ended September 30, 2000. This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. $14,109 of this amount consists of the recognition of deferred revenue based upon the receipt of marketable equity securities in client companies.

Employee Compensation
---------------------
Employee compensation was $358,199 for the three months ended September 30, 2000. This amount consists primarily of officer and employee salaries.

Selling, General and Administrative expenses
--------------------------------------------
Selling, general, and administrative expenses were $263,445 for the three months ended September 30, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees.

Interest Income and Expense
---------------------------
Interest income for the three months ended September 30, 2000 was $18,343. The Company had no interest expense for the period.

Net Loss
--------
For the reasons stated above, the Company had a net loss of $464,369 for the three months ended September 30, 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------
Revenue
-------
The Company ended its development stage and began recognizing revenue in the quarter ended September 30, 2000. The Company recognized revenue of $138,932 for the nine months ended September 30, 2000. . This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. $14,109 of this amount consists of the recognition of deferred revenue based upon the receipt of marketable equity securities in client companies.

Employee Compensation
---------------------
Employee compensation was $827,813 for the nine months ended September 30, 2000. This amount consists primarily of officer and employee salaries.

--------------------------------------------------------------------------------

Selling, General and Administrative expenses
--------------------------------------------
Selling, General and Administrative expenses were $835,134 for the nine months ended September 30, 2000. The primary components of this amount are legal and accounting fees; depreciation and amortization; rent; advertising; and a write-down in value of the Company's website and telephone system.

Interest Income and Expense
---------------------------
Interest income for the nine months ended September 30, 2000 was $51,166. The Company had no interest expense for the period.

Net Loss
--------
For the reasons noted above, the Company's net loss for the nine months ended September 30, 2000 was $1,474,449.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2000, the Company had $1,488,274 in current assets, including $1,286,668 in cash. Also at September 30, current liabilities were $475,361. The Company has used $1,374,488 in cash to fund its operations from the period of inception to September 30, 2000. The Company generated its first revenue during the quarter, but there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters.

There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.


                           PART II - OTHER INFORMATION
                           ---------------------------
                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------
Item 1.  Legal Proceedings

         On April 12, 1999, the Company, under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DermaRX Corporation vs. Gerit D. Mulder and Lee Booras, alleging improper use of trade secrets and confidential information, breach of fiduciary duty, failure to assign patent rights and for return of unearned bonus payments. On July 15, 1999, the defendants filed a response denying the claims and asserting counterclaims for breach of contract, failure to pay compensation

--------------------------------------------------------------------------------
         including cash and stock. Current management of the Company is not fully aware of all of the facts in connection with the action, and has not taken any steps to further prosecute the action since the date of the Merger. Management cannot presently predict the outcome of this action or the affect upon the Company if the outcome is unfavorable, but has no reason to believe that the outcome will be unfavorable to the Company or that an unfavorable outcome would result in material liability to the Company.

Item 2.  Changes in Securities and Use of Proceeds

         There have been no sales of any unregistered instruments defining the rights of the holders of Common Stock during the quarter.

Item 3.  Defaults Upon Senior Securities
         None.

Item     4: Submission of Matters to a Vote of Securities Holders' None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits Description

27.1     Financial Data Schedule


Reports on Form 8-K
         None.






















--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.



                                 GOPUBLICNOW.COM



                                 By:       /s/ Bruce A. Berman
                                    --------------------------------
                                      Bruce A. Berman
                                      President, Chief Executive Officer




                                 By:       /s/ Eric J. Hopkins
                                    ----------------------------------
                                      Eric J. Hopkins
                                      Chief Financial Officer






























--------------------------------------------------------------------------------