Form 10KSB
period 2000-12-31
GOPUBLICNOW COM INC
filed 2001-04-02
CIK 793043

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

   |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                December 31, 2000

                                       OR

   |_|       TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number
                                    33-15607

                                GPN Network, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3301899
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

            18881 Von Karman, Suite 100
            Irvine, California                               92612
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (949) 752-2797

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $174,011.

As of March 26,2001, the aggregate market value of the 1,378,489 issued and outstanding Shares of Common Stock of the registrant (based upon the average of the bid and asked price of these shares as reported by the NASDAQ Bulletin Board) held by non-affiliates was approximately $2,756,978.

The number of shares outstanding of the registrant's common stock, par value $0.001, as of December 31, 2000, was 10,517,447 shares.

                                INTRODUCTORY NOTE

         The discussions in this Form 10-KSB may contain certain forward-looking statements. In addition, when used in this Form 10-KSB, the words "anticipates," "in the opinion," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis Of Financial Condition And Results Of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company cautions the reader, however, that this list of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development
- --------------------
         GPN Network, Inc. ("GPNN" or the "Company") is a Delaware corporation engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early stage development and small to mid-sized emerging growth companies, with financial and business development services, including raising capital in private and public offerings. The Company provides these services using both "brick and mortar" and Internet technology through its marketing website www.gopublicnow.com. The Company currently has two operating subsidiaries: (1) GoNow Securities, Inc., member National Association of Securities Dealers ("NASD"), SIPC, which is a Broker/Dealer registered in 23 states and pending registration in the remaining 27 states; and (2) GoBizNow, Inc., which provides business and technology consulting services, Internet design, development, and implementation, and traditional marketing services to early stage development and small to mid-sized emerging growth companies. A third subsidiary, GPN Securities, is in the membership application process with the NASD to become a full service brokerage firm.

         A predecessor corporation, Go Public Network, Inc. was originally organized as a Nevada corporation ("GPN-Nevada") in December 1999. Effective on April 6, 2000, GPN-Nevada completed a reverse merger with DermaRx Corporation (the "Merger"), a Delaware corporation, the shares of which were traded on the Nasdaq OTC Bulletin Board. As a result of the Merger, GPN-Nevada was merged into DermaRx Corporation, that company changed its name to GoPublicNow.com, Inc., and the Nasdaq trading symbol was changed to "GNOW." Also in connection with the Merger, all of the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of the Company. Just prior to the Merger, DermaRx completed a one-for-five reverse stock split. At the time of the Merger and subsequent to the reverse stock split, DermaRx had 766,117 shares outstanding. By virtue of the Merger, the shareholders of GPN-Nevada acquired 10,217,330 shares of the Company and consequently obtained majority control of the issued and outstanding shares of the combined entities. The total issued and outstanding shares of the combined entities immediately subsequent to the Merger was 10,967,447 shares. Subsequent to the date of the Merger, the Company repurchased 200,000 of the shares issued pursuant to the Merger for $300,000 cash. Also subsequent to the date of the Merger, the Company reached an agreement with certain previous shareholders of DermaRX whereby 266,000 of the 766,117 shares issued in the Merger were cancelled. The combined effect of these transactions is that a net of 300,117 shares were issued in the Merger. Effective November 8, 2000, the Company changed its name to GPN Network, Inc. The shares of Common Stock of the Company are now traded on the Nasdaq OTC Bulletin Board under the symbol "GPNN." The Company is headquartered in Newport Beach, California and began business operations in April 2000.

Corporate Structure
- -------------------
         GPN Network is a holding company that, through its network of operating
         -----------
subsidiaries, intends to provide a wide-range of financial and corporate development services for emerging growth companies. The network ("Network") includes its subsidiaries, GoBizNow, Inc., GPN Securities, Inc. and GoNow Securities, Inc, as well as its GoPublicNow.com internet presence.

         GoBizNow,   Inc.   ("GoBizNow")   intends   to   establish   a  premier
         ----------------
Business-to-Business service for companies and company owners, offering a wide array of vital services to assist companies in many facets of business operations and expansion. GoBizNow offers web development, web marketing and early corporate development, among other general services. GoBizNow intends to assist its clients with establishing an internet presence, developing or expanding a working business model or any other business service that is needed, including getting the company prepared to raise early stage and bridge funding. GoBizNow uses traditional business consulting methods to attempt to uncover and verify obvious inefficiencies in a company's working business model, and applies technology and modern corporate operational methods to assist the company to expand its business and/or improve operating results.

         The Company currently owns approximately 94% of GoBizNow, and plans to solicit the consent of the holders of the minority interest to acquire the remaining 6% of common stock through a merger transaction in which the minority shareholders of GoBizNow will acquire shares of the Company in exchange for their shares of GoBizNow.

         GoNow  Securities,  Inc. ("GoNow  Securities") was incorporated in July
         ------------------------
2000 as a Nevada corporation by the Company for the purpose of acquiring 50% of the ownership of a securities broker-dealer business then in formation by an independent third party under the name Independent Advantage Financial & Insurance Services, Inc. ("IAF"). The Company originally owned 50% of GoNow Securities, Inc. but recently acquired the remaining 50% from IAF, making GoNow Securities a wholly owned subsidiary of the Company. GoNow Securities was approved for membership to the NASD on October 24, 2000. Based on its membership agreement and restriction letter with the NASD, GoNow Securities is authorized to conduct investment-banking activities, offer private placements of corporate equities on a best efforts basis, and provide mutual funds and annuities to its clients. Because the registration of GoNow Securities with the Securities Exchange Commission became effective late in the year and because GoNow Securities had not yet begun to conduct a securities business, an exemption was obtained from filing a certified annual report of financial statements for the year ended December 31, 2000 as required by Rule 17a-5 of the Securities Exchange Act of 1934.

         GoNow  Securities has  established a line of services for its corporate
         -----------------
clients that are designed to prepare these emerging growth companies for entrance into the broker- dealer community. GoNow Securities also intends to further utilize its wholesale syndication network to obtain capital for its corporate clients, as well as participating in direct offerings to its individual accredited investor base. GoNow Securities intends to make these services available through the marketing and technology of the website GoPublicNow.com.

         GoPublicNow.com  is an internet  marketing  tool and  website  that was
         ---------------
launched April 2000. The website contains financial information and utilizes its technology to assist emerging growth companies that desire to raise capital and go public. The Company intends for the website to act as a virtual syndication network where companies or entrepreneurs that desire to raise money, go public or need assistance in these areas can list their company for review for potential financing sources. The Company intends to conduct offerings of the securities of the companies listed on its site through its broker-dealer subsidiary, GoNow Securities.

         GPN  Securities,  Inc.  ("GPNS") was  incorporated on May 31, 2000 as a
         ----------------------
Nevada corporation and wholly owned subsidiary of the Company. GPNS began the process of registration as a licensed securities broker-dealer in July, 2000, but suspended the licensing process while searching for a securities operations principal to head its operations. The Company currently expects to expand the services offered by GoNow Securities, and hold GPNS as an inactive corporation for the near term.

         Dermedics, Inc. ("Dermedics") is  an  inactive  corporation  which  the
         ---------------
Company acquired in the DMRX transaction.


Operational Model
- -----------------
         The Company believes that the ideal progression for their potential client companies consists of three stages: Preparation, Investment, and Exit, or P.I.E. This marketing concept is both provided to (1) lay a groundwork for those early stage companies that may require a further understanding of what may be required for their progress toward investment as well as a potential exit strategy such as a Public Offering, and (2) to provide a framework to distinguish the Company's wide range of services from those organizations that have as little as only one or two of the full range of services that Company believes it will offer.

Operations Overview
- -------------------
         As an Operations Overview, each of the three distinct areas of the marketing model summary can be seen as Operating Groups within the Company:

Preparation (P):

         The Company intends, through its GoBizNow division, to offer a wide range of services designed to assist client companies in becoming better prepared to seek and receive investment. Broadly, the Company intends this range of services to include (1) business consulting and corporate development; (2) marketing services, including both traditional brand and concept marketing as well as technology based marketing such as Internet marketing; and finally (3) information technology services, such as Internet/Web development and service. The Company intends to derive both cash fees and equity, ranging in amount with the services offered.

         The Company plans for its business consulting and corporate development service organization to be able to help address many of the fundamental problems that small and midsize businesses face. The Company believes that many problems, such as the need for operations management support, temporary chief financial officer support, and executive staffing requirements, may be substantially alleviated by the consulting services that the Company intends to offer.

         The Company also intends for its marketing services organization to assist client companies in creating brand recognition, market placement, financial "road show" presentations, as well as both regional and national marketing campaigns. This range of services may include the creation of professional "collateral" materials for a company, such as business cards, letterhead, presentation packages, and PowerPoint(R) presentations to assist the company with the creation of its public image. The marketing services organization can also assist in the creation of both live and "virtual" road show presentations designed to assist the company in raising funding.

         With a strong emphasis toward the high visibility and cost effective virtual (Internet enabled) road shows, the Company intends to fully capitalize on the synergy between its traditional marketing and Internet technology expertise for the benefit of potential clients. The Company also intends to utilize their GoPublicNow.com site as a tool for client companies who are presenting virtual road shows.

         Finally, the Company also believes its marketing services organization will be able to assist client companies with traditional regional and national marketing campaigns. Combined with these more traditional marketing techniques, the Company also intends for its marketing services organization to provide Internet marketing campaigns, including those that utilize a high degree of customized interaction between potential customers and investors in client companies, and those on-line/web sites developed by the Company's Internet/information technology services organization.

         The Company also plans for its Internet/information technology services organization to support those client companies that can best benefit from the use of technology in their operations or marketing models. For those companies that will benefit from Internet or e-commerce web sites, the Company believes it will be able to develop those projects in-house, including graphics production and support and hosting of those Internet projects.

         In combination with the marketing and business/corporate development staff, the I.T. services staff intends to provide a full range of technology consulting services for the operations of client companies, communications both to potential customers as well as current and potential investors, and those services designed to assist a company in scaling its organization for growth.

Investment (I):

         For those client companies prepared for potential investment opportunities, or for those client companies supported by the Company's "preparation" services through its GoBizNow division, the Company intends to assist client companies in their Investment needs through its broker-dealer subsidiaries.

         While client companies will vary greatly with the range of services they may require, the Company intends to assist client companies in their understanding of the services they may require, whether they be investment banking services, used when providing consultation and organizational service to client companies, or broker/dealer services, used when providing financial products such as traditional retail sales, pre-IPO investment opportunities, initial public offerings (IPO's) and secondary or add-on offerings.

         Utilizing its GoPublicNow.com website, the Company intends to create what the Company calls its virtual syndication network to provide both investment banking and brokerage services to clients. The virtual syndication network is intended to include broker/dealers, private investors, venture and angel investors and other funding sources that are interested in assisting client companies in raising desired capital. This virtual syndication network is intended to support the services that the Company intends to offer through its more traditional "brick and mortar" investment banking and broker/dealer services.

         The Company intends to offer an array of services through its investment banking organization. Functioning as part of a traditional licensed broker/dealer organization, investment-banking services are intended to offer client companies that one-to-one consultation that the Company believes can best be served with dedicated interaction from an investment banking professional. Consulting is planned to range from private equity and debt financings, mergers and acquisitions, to forward looking strategic planning for a desired public offering as an "exit strategy". The investment banking organization will be designed to assist in giving client companies a way to plan for their company's financial future.

         While the  investment  banking  organization  is  intended  to  provide consulting services to client companies, brokerage services are intended to provide traditional financial products to both its corporate and private clients. The Company intends to use the wholly owned and affiliated broker/dealers of the GPN Network to assist with the hands on efforts of underwriting and syndication of its offerings.

         The  Company  may  pursue  a plan  to  segregate  retail  broker/dealer services from wholesale broker/dealer services between GoNow Securities (wholesale) and GPN Securities (retail). The Company believes this strategy may further afford client companies greater flexibility, and may provide the Company with a greater ability to provide a full range of services to its client companies.

Exit (E):

         The Company realizes that it is the ultimate goal of many of its client companies to benefit from an exit strategy, such as an initial public offering, which creates liquidity for the client company and its shareholders. The Company also believes that many of those companies fail to find any, or adequate, support and consultation to assist in their exit. Through its range of services, the Company intends to provide assistance to those client companies that are appropriately suited to such an exit, with assistance in their attempt to further those goals.

         The Company believes that those appropriate client companies will be able to best benefit from the investment banking organization, the broker/dealer organization, as well as the Company's intended virtual syndication network. The Company also intends that some of the client companies that may benefit from an exit strategy will have participated in the services offered in each of the three of the Company's phases:
preparation, investment and exit.

Marketing Overview
- ------------------
         The Company intends to focus both on its three phase P.I.E. development process, as well as its Virtual Syndication Network, through the GoPublicNow.com Internet Web presence.

         Both through traditional media and Internet-centric marketing, the Company intends to utilize services selected from its in-house marketing and technology organization, as well as marketing and advertising vehicles that may be offered by outside organizations.

         As a foundation of its name branding identity process, the Company intends to utilize GoPublicNow.com to provide an accessible multi-tier approach to attract and retain client companies. The first tier of the GoPublicNow.com site is intended to be a low cost, completely automated listing service for potential clients companies wishing to list only a business plan. It is intended that this document will be in their own selected format, and without consultation from GoBizNow or our Investment Banking organizations. The Company will seek to produce a small but consistent revenue stream, in the range of $500 per listing, and afford the Company an opportunity to introduce the potential client to the full range of services the Company intends to offer through its various organizations and divisions. There can be no assurance that clients will agree to these rates, or that the Company will not agree to lower rates in negotiations with potential clients.


         The second tier of the GoPublicNow.com site is intended to begin to acclimate the potential clients to the intended benefits of utilizing the automated processes created by the Company's Investment Banking and technology organizations. These processes assist the client companies in creating summary data profiles and business summaries that are intended to be more friendly in format and extracted content to investors who might be reviewing such companies. At this tier, it is intended that client companies will begin the formal collection of due diligence that the Investment Banking organization believes will be required by investors who might be reviewing such companies. As with the first tier, the Company will seek to produce a moderate but consistent revenue stream, in the anticipated approximate range of $1,500 per client company, plus a 2%-5% success fee derived from funds raised through its virtual syndication network and an equity interest of up to 1% of the client company. There can be no assurance that clients will agree to these rates, or that the Company will not agree to lower rates in negotiations with potential clients.

         The third tier of the GoPublicNow.com site, as client companies begin to utilize customized Investment Banking services and broker/dealer services, is an online section dedicated to viewing by the broker/dealer community exclusively. The Company believes that client companies interested in tier three will typically be further along in their developmental processes. The Company further plans that client companies utilizing tier three will also benefit from such bundled services as investment road shows, research, due diligence reports, comprehensive research reports, and assistance with formal presentations to the broker/dealer community. Because tier three begins to utilize professional consultation services, the Company will seek to charge significantly higher rates for these services. The Company believes that these rates will typically be $5,000 per month, plus a one-time signup fee of $5,000, a success fee of 2%-5% of the funds raised through its virtual syndication network and up to 1% of the equity of the client company. There can be no assurance that clients will agree to these rates, or that the Company will not agree to lower rates in negotiations with potential clients.


         In the fourth and final tier, the Company, through its broker/dealer subsidiaries and affiliates, intends to provide private and public offerings online. The online presence of GoPublicNow.com and its distribution channels is intended to aid in the placement of some offerings to the public. Private offerings may also be conducted online, but only using strictly limited access to pre-qualified investors. It is intended that one of the broker/dealer subsidiaries may participate as an underwriter, syndicate member, placement agent, or selling agent for these offerings, subject to further approvals from the NASD. The Company's belief is that traditional broker/dealer distribution is very important for after market support and increased distribution; therefore, the Company plans its participation to be in addition to those traditional means of offering placement. The Company believes that fees derived from tier four clients will typically be $60,000 per year, as well as a success fee of 2% to 5% of the funds raised through this virtual syndication network and a 2% to 5% equity interest in the client company. There can be no assurance that clients will agree to these rates, or that the Company will not agree to lower rates in negotiations with potential clients.

         The Company anticipates that many client companies will recognize that their efforts might be best enhanced by the investment banking and broker/dealer service organizations. Those client companies may elect to request service from those organizations as a "third tier", or may elect to proceed to the Company's full service tier four level.

Employees
- ---------
         The Company and its subsidiaries presently have 17 employees, 4 of which are in management. The Company believes its relations with its employees are good.

Risk Factors
- ------------
Limited Operating History

         The Company was incorporated in December 1999 and began generating revenue in the third quarter of 2000. Its primary activities to date have been capital formation, the development of its four internet sites, marketing research, licensing a broker-dealer subsidiary and acquisition of a licensed broker-dealer subsidiary. The Company currently has only six development stage clients, and will need to significantly expand its client base in order to become profitable. The Company's success is dependent upon the successful development and marketing of its financial network, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure of the Company to successfully develop and market its business to clients would have a material adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

Risks of Securities Markets Uncertainties Reducing Potential Client Base

         The Company was formed for the purpose of assisting small and emerging companies who wish to grow and conduct initial public offerings. The number of initial public offerings over the past three years has surpassed historical experience due to the expansion in the number of high-tech companies seeking to go public. Since March 2000, however, there has been a decline in the number of companies which have gone public, and the number may continue to decline if the stock prices of existing high-tech companies continues to decline from historic highs in the first quarter of 2000. This may have the effect of reducing the number of potential company clients that the Company is able to attract through its web site or otherwise.

Risks of Prior Offering of Minority Interest in GoBiz Now, Inc.

         In May 2000, the Company conducted a private offering for shares of its subsidiary, GoBizNow, in which it sold 294,000 shares of common stock (less than 6% of the outstanding shares of GoBizNow) for $1.75 per share, raising net proceeds of $429,450 after offering costs of $85,050. The Company indicated in that offering that GoBizNow would participate in brokerage activities and would ultimately seek to conduct a public offering in approximately 18 months from the date of the offering. GoBizNow will not be licensed to conduct activities requiring a broker-dealer license, and so will not engage in those activities. In addition, the Company may not be able to conduct a public offering of GoBizNow, and in order to provide the minority shareholders of that entity with liquidity for their investment the Company intends to exchange shares of GoBizNow for shares of Common Stock of the Company. This would dilute the interests of other stockholders in the Company.

Risks of Increase in Publicly Trading Shares

         All shares which have previously been issued by the Company in unregistered offerings are currently restricted securities and may not be sold except in accordance with SEC Rule 144. When and if the Company is successful in registering all of these shares for resale, the number of freely trading shares will substantially increase from current levels, which could result in a higher volume of trading and may potentially have a negative effect upon the market price of the shares.



Risks of Unknown Liabilities As a Result of Reverse Merger

         The Company became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to the Company for which the Company may be held liable. The Company has no insurance for liabilities incurred as a result of business conducted prior to the reverse merger.

Future Capital Needs

         To date the Company has relied on funding from its founder and from two prior private offerings to fund development. To date, the Company has generated no significant revenue and the Company has limited cash liquidity and capital resources. The Company's future capital requirements will depend on many factors, including the Company's ability to market its web site successfully, cash flow from operations, and competing market developments. The Company anticipates that its business plan will require additional funding. The Company intends to raise additional funds through private placements, public offerings or other financings. Any equity financings would result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. There can be no assurance that these fund raising efforts will be successful. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

Regulation in the Securities and Mergers and Acquisitions Industry

         The industry in which the Company intends to operate is subject to extensive regulation on the federal, state and local levels. Among other regulations, securities offerings are subject to rules and regulations of the SEC and state "blue sky" authorities. The Company believes that it will be required to structure its operations and fee arrangements in accordance with applicable state and federal securities laws. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

Investment Company Act Application

         The Company could potentially become subject to registration and regulation under the Investment Company Act of 1940 if it acquired equity interests in its company clients in excess of 40% of the Company's total assets.

There is an exemption from registration under the Investment Company Act for persons primarily engaged in the business of underwriting and distributing securities issued by other persons, selling securities to customers, acting as broker, or any one or more of such activities, whose gross income normally is derived principally from such business and related activities. Because the Company is a startup, it cannot be predicted whether the Company will at some time in the future acquire equity interests in other companies in excess of 40% of the Company's assets, or whether the Company will be eligible to rely upon the exemption for persons engaged primarily in the securities brokerage business. If the Company became subject to the provisions of the Investment Company Act, and had no available exemption, it would be required to register as an investment company, and would be required to comply with strict regulations, including limitations on its compensation structure, which could negatively impact its intended business.

Competition

         The market for capital and financing resources for emerging growth companies is made up of numerous small as well as large competitors. Additionally, the Company competes in an industry segment in which numerous competitors exist that have substantially greater resources than the Company. There are several companies that have a meaningful presence on the internet to provide capital to emerging growth companies, including Idealabs, Garage.com, and Twenty First Century Internet Venture Partners. There can be no assurance that existing or potential competitors of the Company will not develop products equal to or better than those marketed by the Company. The Company does not anticipate competing with conventional financing sources, but these may also be a source of competition to the Company. The Company intends to welcome any and all legitimate financing sources to participate in its clients' financing needs. The Company will receive a fee for any financing that comes through GoPublicNow.com as well as a stock position in its clients.

Internet Related Risks

         The Company is subject to federal, state, and local laws concerning the conduct of business on the internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the internet and online services, it is possible that laws and regulations will be adopted with respect to the internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies.

Risks of Licensing Internet Technology from Independent Third Parties

         The Company will rely upon a variety of technologies that will be licensed from third parties, including its database, search engine and internet server software. These third party licenses may not be available to the Company on commercially reasonable terms in the future. This could reduce the profit margin for the Company's services or require the Company to increase the prices that the Company charges its customers, which could reduce customer's usage of the Company's legal research services. Additionally, the loss of or inability to maintain any of these licenses could delay the introduction of enhancements, interactive tools and other features until equivalent technology could be licensed or developed. Any delay could materially adversely affect the Company's ability to attract and retain users.

The Company's Operations Are Subject To Risks Of Third-Party Service Provider System Failure

         The internet relies on the exchange of traffic over a network of networks that is owned and operated by many parties. Despite the precautions the Company and the Company's telecommunications and internet service providers take, the occurrence of a natural disaster, fire, electrical outage, viruses, or other unanticipated problems at one of the third-party service providers may cause interruptions in the services the Company provides. Such interruptions in operations could limit the Company's ability to meet the Company's customers' requirements and reduce the demand for the Company's services.

Dependence on Management

         The Company's success depends, to a significant extent, upon certain key employees and directors, including primarily Bruce A. Berman. The loss of services of one or more of these employees could have a material adverse effect on the business of the Company. In addition, the Company has a substantial need for additional qualified management and marketing personnel. The Company believes that its future success will also depend in part upon its ability to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Competition for such personnel is intense. The Company does not maintain a policy of key man life insurance on any employees.

Protection of Proprietary Information

         The Company has registered the service mark for its website "gopublicnow.com" with the U.S. Patent and Trademark Office. The Company does not hold any other patents, service marks or trademarks on any of its names, products or processes under development. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, as well as on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company may receive in the future communications from third parties asserting that the Company's products infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation, having a materially adverse and negative effect on the Company and its financial results.

Maintenance of Domain Name

         The Company holds rights to the domain name "GoPublicNow.com." Governmental agencies typically regulate domain names. These regulations are subject to change. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

Control by Officers and Directors

         The officers and directors of the Company beneficially own or control 8,687,272 shares of the Company's outstanding Common Stock, or approximately 80%. As a result, such persons will be able to elect a majority of the Company's Board of Directors, to dissolve, merge, or sell the assets of the Company, and to direct and control the Company's operations, policies and business decisions.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company and its subsidiaries have leased 5,889 square feet of office space in Irvine, California at a monthly cost of approximately $13,700 which expires March 31, 2002. The Company also leases 1,859 square feet of office space in Newport Beach, California at a monthly cost of approximately $5,010 which expires August 5, 2002. The Company is attempting to sublease this space in the near future.

ITEM 3. LEGAL PROCEEDINGS

         In April of 1999, the Company ("DermaRx"), under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DermaRx Corporation vs. Gerit D. Mulder and Lee Booras, alleging improper use of trade secrets and confidential information (first claim), breach of fiduciary duty (second claim), failure to assign patent rights (third claim) and for return of performance bonus (fourth claim) as to Defendant Mulder and breach of fiduciary duty (fifth claim) as to defendant Booras. Defendants Mulder and Booras generally denied DermaRx's allegations and asserted counterclaims sounding in breach of contract as to DermaRX and third-party claims regarding wage claims against DermaRx and former DermaRx CEO MaryAnne Carroll as an individual. DermaRx and Ms. Carroll generally denied the allegations of the counterclaims and third party claims. Defendant Booras has requested summary judgment in connection with DermaRx's first through fourth Claims. Defendant Booras has requested summary judgment in connection with DermaRx's fifth claim. This matter was scheduled for trial commencing March 19, 2001. The trial date has been vacated, the parties having agreed to resolve this matter by the dismissal of all claims between them. There can be no guarantee that the parties will execute the release agreement that has been jointly negotiated.
 .
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

         GPN's common stock is presently traded on the OTC Bulletin Board operated by Nasdaq under the symbol "GPNN". From April 7 to November 8, 2000, the Company's common stock was traded under the symbol "GNOW". Prior to April 6, 2000, the Company's common stock traded under the symbol "DMRX". The following table sets forth the high and low closing prices for shares of GPN common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

CLOSING PRICES

YEAR    PERIOD                               HIGH    LOW
- ----    ------                             -------  ------
2000    First quarter                      $  3.75  $ 0.08
        Second quarter                     $  6.63  $ 0.75
        Third Quarter                      $  3.50  $ 1.34
        Fourth Quarter                     $  3.50  $ 1.19

1999    First quarter                      $ 67.38  $ 1.48
        Second quarter                     $ 24.90  $ 6.25
        Third quarter                      $  2.25  $ 0.75
        Fourth quarter                     $  3.12  $ 0.05

         On September 1, 1999, the Company affected a one for five reverse split of its Common Stock. Effective April 5, 2000, the Company affected an additional one for five reverse split of its Common Stock. The table above has been adjusted to reflect the cumulative effect of these splits.

         As of March 26, 2001, the Company had 326 record holders of its common stock and approximately 380 beneficial holders. Many of the shares of GPN's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

                     RECENT SALES OF UNREGISTERED SECURITIES

         From December 1999 through April 2000, the Company conducted two private placements of its unregistered securities. Each unit sold included one share of GPN common stock, one warrant to purchase a share of GPN common stock at $7.50 and one warrant to purchase a share of GPN common stock at $10.00. Total sales under each of these offerings were as follows:

Round   Sales   Price/Unit   Shares   $7.50 warrants           $10.00 warrants
- -----   -----   ----------   ------   --------------           ---------------
1        $1,354,500        $2.50         541,800     541,800           541,800
2        $2,134,958        $3.75         569,322     569,322           569,322
         ----------                      -------     -------           -------
Total    $3,489,458                    1,111,122    1,111,122         1,111,122

         In January and February 2001, the Company conducted a limited offer whereby the owners of the $7.50 and $10.00 warrants described above were granted the opportunity to exercise these warrants in Warrant Units (each consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) for $1.00 per Warrant Unit and receive, in exchange for each Warrant Unit, one new Unit ("New Unit") consisting of one share of Common Stock of the Company, one new warrant exercisable for $2.50 per share and one new warrant exercisable for $5.00 per share. The owners of these warrants exercised 163,500 Warrant Units and accordingly the following increases or (decreases) in warrants outstanding occurred:

Shares of Common   Warrants at  Warrants at  Warrants at  Warrants at
Stock at $1.00         $2.50       $5.00        $7.50        $10.00
- ----------------   -----------  -----------  ----------- ------------
    163,500          163,500     163,500     (163,500)     (163,500)

         In February 2001, the Company commenced a private placement of units, where each unit is priced at $1.25 per unit and consists of one share of GPN common stock and one warrant to purchase one share of GPN common stock at $2.50. There were no sales under this private placement at March 29, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH

FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FACTORS DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH BELOW, AS WELL AS IN "RISK FACTORS" SET FORTH HEREIN. THOSE GPN NETWORK UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GPN NETWORK FILES FROM TIME-TO-TIME WITH THE SEC AND MATTERS GENERALLY AFFECTING ONLINE COMMERCE.

Overview
- --------
         Pursuant to an acquisition agreement (the "Acquisition Agreement") effective April 6, 2000, the Company ("GPN-Nevada") completed a transaction whereby it was merged with and into DermaRX Corporation ("DMRX") and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" (the "Merger") where GPN-Nevada was considered to be the accounting acquirer as it retained control of DMRX after the merger.
Simultaneously with the Merger, the name DMRX was changed to GoPublicNow.com ("GPN"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPN. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse split. On November 8, 2000, the Company changed its name from GoPublicNow.com to GPN Network, Inc.

         Since the prior year's results of DMRX were insignificant, the Company believes the historical results are not indicative of the Company's future results of operations. As a result, the Company has not presented comparative results of operations.

RESULTS OF OPERATIONS FOR THE PERIOD FROM DECEMBER 2, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

Revenue
- -------
         The Company emerged from the development phase in September 2000, and recognized revenue of $174,011 for the period from December 2, 1999 (date of inception) through December 31, 2000. This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. $8,374 of this amount is non-cash revenue, consisting of the amortized value of marketable equity securities in client companies received for services rendered.

Employee Compensation
- ---------------------
         Employee compensation was $1,173,990 for the period from December 2, 1999 (date of inception) through December 31, 2000. This amount consists primarily of officer and employee salaries.

Selling, General and Administrative expenses
- --------------------------------------------
         Selling, general, and administrative expenses were $1,108,601 for the period from December 2, 1999 (date of inception) through December 31, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees.

Interest Income and Expense
- ---------------------------
         Interest income for the period from December 2, 1999 (date of inception) through December 31, 2000 was $62,511. The Company had no interest expense for the period.

Net Loss
- --------
         The Company had a net loss of $2,060,469 or $0.20 per share for the period from December 2, 1999 (date of inception) through December 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $842,682 in current assets, including $783,642 in cash. Also at December 31, current liabilities were $418,129. The Company has used $1,771,227 in cash to fund its operations for the period of inception (December 2, 1999) to December 31, 2000. The Company began generating revenue during the third quarter 2000, but the Company does not anticipate that it will be able to generate sufficient revenue to fund its operations over the next 12 months. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all.

Going Concern
- -------------
         The Company's independent certified public accountants have stated in their report included in this form 10-KSB that the Company has incurred significant losses from operations through December 31, 2000, negative cash flows from operations, accumulated deficit of $2,060,469 and a lack operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if it can be achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         To fund its operations over the next 12 months, in February 2001, the Company commenced a private placement of units of its securities, each unit consisting of one share of the Company's common stock and one warrant to purchase common stock at an exercise price of $2.50 per share. In the offering, the Company is offering 2,800,000 units at a price of $1.25 per unit for an aggregate offering of $3,500,000. However, there are no commitments from any third parties for the purchase of the Company's securities and, as of the date of this report, the Company has not sold any units pursuant to this private placement. Therefore, there can be no assurance that the Company will be able to obtain sufficient additional capital, either through this private placement or otherwise, in order to fund its operations.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements of the Company are attached hereto as pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of Miller and McCollom was engaged to perform the audit of the DermaRX entity for the period ended February 29, 2000. The firm of Corbin & Wertz was engaged to perform the audit of GPN for the period ended December 31, 2000.

         The audit reports of Miller and McCollom on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

PART III
- --------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

The Officers, Directors and Executive Management of the Company are as follows:

     Name                    Age          Positions
     ----                    ---          ---------

BRUCE BERMAN                 43           Founder, President,
                                          Chief Executive Officer and Chairman

ERIC HOPKINS                 46             Chief Financial Officer,
                                            Treasurer, and Director
MARCUS HURLBURT              41             Vice President, Broker
                                            Relations and Director

JEFFREY M.  DIAMOND          35             Chief Operating Officer,
                                            Chief Technical Officer and
                                            Secretary

         BRUCE BERMAN first worked in the emerging growth finance industry, from 1975 to 1983. In 1980, he formed Cal American Leasing, which he sold in 1983. In 1983 Mr. Berman co-founded a renewable energy company, Triad American Energy, where he worked until 1988. He worked as a real estate broker and financial consultant from 1988 to 1996. Mr. Berman then went on in 1996 to establish the Michelson Group, Inc., a corporate development firm that assisted companies in their quest to become public entities, which he discontinued in 1999 when he founded the Company in order to concentrate his efforts on the Company's business.

         ERIC HOPKINS worked from July 1997 to April 2000 as the Director of Finance for Unisys-PulsePoint Communications, a manufacturer of telecommunications products. At Unisys-PulsePoint, Hopkins focused his efforts in stockholder and lender relations, private equity placements and debt negotiation. He was a major participant in the company"s acquisition by Unisys Corporation in August 1999. Prior to his job at Unisys-PulsePoint, Mr. Hopkins served as the Controller from 1992 to 1995, and then as the Chief Financial Officer from 1995 to 1997 at Tanknology Environmental International, a publicly traded environmental services company. From 1990 to 1992, Mr. Hopkins was an accountant with Morse Kimmel Burstein & Yu, certified public accountants, Beverly Hills, California. He graduated from Kent State University with a B.A. in accounting and obtained his MBA from Pepperdine University.

         MARCUS HURLBURT is a registered securities principal and passed the NASD Series 24, 7, 22 and 63 examinations. He has over 10 years of experience as an investment banker associated with licensed securities broker dealers assisting emerging growth companies with corporate development and capital finance. From July 1995 to August 1998, Mr. Hurlburt was Securities Principal and Regional Manager for Atlantic Pacific Financial, Inc. From March 1998 to June 2000, he was Executive Vice President and Branch Manager of the corporate headquarters and Director of Investment Banking for Travis Morgan Securities, Inc. He has strategically planned, structured, and completed private and public offerings, including Reg. "D", 504, 505, and 506 Offerings and IPO underwritings and syndications.

         JEFFREY M. DIAMOND has worked as an Operations Management and Information Technology (IT) professional since 1982. In 1983, he founded Custom Control Systems, a Southern California software company focused on the use of technology to improve clients' business processes. CCS later expanded into Local Area Networking (LAN), Wide Area Networking (WAN), and Operations Management consulting services. Provided with the opportunity to head the broad range of operations for a former associate company, he left CCS to become the Director of Client Services for Leviathan Development, a Novell networking firm in Los Angeles. During his return to graduate school, Mr. Diamond maintained the joint position of IT director and member of the operations staff for a premier Hilton Hotels Resort property, and later the position of IT director for a Los Angeles area business law firm. In 1994, Mr. Diamond formed QuickNet, Inc., an Internet-centric digital engineering and business consulting firm, where he worked until 1999. In 1999, he successfully negotiated the sale of QuickNet Corporation and its intellectual property holdings. He has held positions on the executive steering committee of two public companies, and has held executive staff positions in public companies including Chief Operating Officer (COO) and Chief Technical Officer (CTO). Mr. Diamond is a University of California Irvine graduate, with undergraduate degrees in both Computer Science and Political Science. He earned a J.D. from Western State University College of Law in 1995 and is a licensed California attorney with an emphasis in business law and negotiation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

Annual Compensation                 Long Term Compensation        Awards Payouts

                                                               Restricted  Securities
 Name and Principal                               Other Annual   Stock     Underlying     LTIP     All Other
 Position                         Salary    Bonus Compensation   Awards    Options SARs  Payouts  Compensation
                        Year       ($)       ($)         ($)      ($)          (#)        ($)         ($)
 -------------------- ------- ---------- -------- ------------- ---------- ------------ --------- -------------
 Bruce Berman(1)        2000     $115,620    -0-       -0-        -0-          -0-        -0-          -0-
                        1999           $0    -0-       -0-        -0-          -0-        -0-          -0-

Marcus Hurlburt(2)      2000      $72,445    -0-       -0-        -0-          -0-        -0-          -0-
                        1999           $0    -0-       -0-        -0-          -0-        -0-          -0-

 Eric Hopkins(3)        2000      $83,535    -0-       -0-        -0-        200,000      -0-          -0-
                        1999           $0    -0-       -0-        -0-          -0-        -0-          -0-

 Jeffrey Diamond(4)     2000      $89,648    -0-       -0-        -0-        155,000      -0-          -0-
                        1999           $0    -0-       -0-        -0-          -0-        -0-          -0-

(1) Bruce Berman, the Company's Founder, President and Chief Executive Officer, receives an annual salary of $120,000. Mr. Berman also received a net car allowance of $1,349. In his capacity as a director of GoBizNow he received $1,000 per quarter during the year 2000, and as Chairman of GoBizNow, Mr. Berman receives a monthly salary of $2,500. Mr. Berman has declined the Company's offer of health insurance and instead receives a net amount of $100 per month in lieu thereof. All of these items are included in the "Salary" column of the summary compensation table above.

(2) Marcus Hurlburt receives an annual salary of $95,000. Mr. Hurlburt also receives use of a vehicle owned by the Company, which was valued at $329 per month which is included in the "Salary" column of the summary compensation table above. Mr. Hurlburt also received 500,000 shares of common stock for his role in founding the Company.

(3) Eric Hopkins receives an annual salary of $100,000. Mr. Hopkins also received a net car allowance of $522 per month, and $1,000 per quarter as a director of GoBizNow. These items are all included in the "Salary" column of the summary compensation table above. Mr. Hopkins also received options to purchase 200,000 shares of common stock at $3.25 per share. These options vest monthly over a two-year period.

(4) Jeffrey M. Diamond, Chief Operating Officer, receives a salary of $120,00 annually. Mr. Diamond also received $1,000 per quarter as a director of GoBizNow. Mr. Diamond declined the Company's offer of health insurance and instead receives a net amount of $100 per month in lieu thereof. All of these amounts are included in the "Salary" column of the summary compensation table above. He also received options to acquire 5,000 shares of Common Stock at $3.75 per share as a signing bonus and options to purchase an additional 50,000 shares of Common Stock at $3.75 per share which vest on a pro rata monthly basis over a one-year period, and options to purchase 100,000 shares at $1.70 per share which vest over an eighteen month period beginning September 1, 2000.


Option/SAR Grants in Last Fiscal Year
                                Individual Grants
    Name             Number of     % of Total   Exercise or     Expiration Date
                    Securities    Options/SARs   Base Price
                    Underlying      Granted        ($/Sh)
                    Options/SARs  to Employees
                    Granted (#)   in Fiscal Year
- --------------------------------------------------------------------------------
  Eric Hopkins       200,000         35.6%          $3.25          3/21/2010
 Jeffrey Diamond       5,000          0.9%          $3.75          3/23/2010
 Jeffrey Diamond      50,000          8.9%          $3.75          3/23/2010
 Jeffrey Diamond     100,000         17.8%          $1.70           9/1/2010


      Aggregate Option Exercised in Last Fiscal Year End Y/E Option Values

  Name        Shares   Value    Number of Securities    Value of Unexercised
             Acquired Realized Underlying Unexercised       in the money
               on             Options/SARS at FY End(#) option/SARS FY End($)
             Exercise        ------------------------- -------------------------
                             Exercisable/Unexercisable Exercisable/Unexercisable
- --------------------------------------------------------------------------------
Eric Hopkins       0      0       75,000    125,000         0           0

Jeffrey Diamond    0      0       64,722     90,278         0           0


         The Company has both an Incentive Stock Option Plan and an Executive Stock Option Plan which were utilized in prior years when the Company operated as DermaRX. There are currently no shares outstanding under either of these plans and management does not intend to issue any shares under either of these plans. The Company may introduce a new Incentive Stock Option Plan and/or Executive Stock Option Plan at the discretion of the Board of Directors. On January 2, 2001, the Company declared a stock bonus payable to non-officer employees. The total number of shares issued pursuant to this bonus was 17,250, all of which are restricted shares of common stock. At the recommendation of management, the board of directors has granted a total of 571,250 options at prices ranging from $0.25 to $3.75 per share of which 10,000 were forfeited during the period ended December 31, 2000. These options were issued pursuant individual grants and were not under an existing plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 6, 2001, with respect to (i) each person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group, showing in each case, the name (and address, if required), amount and nature of shares beneficially owned, and the percentage of the class owned by each such beneficial owner.

Name and Address             Beneficial Ownership           Percentage
                                                             of Class
- -------------------          --------------------            ----------
Bruce Berman                      8,007,272(1)                  75.2%
18881 Von Karman, Suite 100
Irvine, CA 92612

Marcus Hurlburt                     500,000(2)                   4.7%
18881 Von Karman, Suite 100
Irvine, CA 92612

Eric Hopkins                         91,667(3)                   *
18881 Von Karman, Suite 100
Irvine, CA  92612

Jeffrey Diamond                      88,333(4)                   *
18881 Von Karman, Suite 100
Irvine, CA 92612

All Officers and Directors        8,687,272                      80.2%
as a Group (four persons)


* less than 1.0%

(1) Consists of 7,250,000 shares held by Berman Family Trust, of which Mr. Berman is a trustee. Also includes 750,000 shares which Mr. Berman donated to Bruce Berman Family, L.P., a family limited partnership, in which Mr. Berman is general partner, and 7,272 shares held by Mr. Berman. Mr. Berman has retained the right to vote the shares donated to Bruce Berman Family, L.P.

(2) Includes 500,000 Founders shares of Common Stock. Mr. Hurlburt has granted an employee of the Company an option to purchase 100,000 of these shares.

(3) Includes fully vested options to purchase 91,667 shares of common stock at $3.25 per share. Does not include options to purchase 108,333 shares of common stock at $3.25 per share, which vest monthly over a two-year period.

(4) Includes an option to purchase 5,000 shares of common stock at $3.75 per share which vested at Mr. Diamond's hire date; an option to purchase 50,000 shares of common stock at $3.75 per share which vested over the 12 month period ending February 2001; and an option to purchase 33,333 shares of common stock at $1.70 per share which vested over the 6 month period from September 2000 to February 2001. Does not include an option to purchase 66,667 shares of common stock at $1.70 per share which vest over the 12 month period from March 2001 through February 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease reimbursement
- -------------------
During the year ended December 31 2000, the Company subleased its corporate and operations offices under a verbal agreement from a company under control of the majority stockholder. The amount of rent expense was passed through at cost to the Company. Rent expense was $99,341 for the period ended December 31, 2000. In December 2000, the Company relocated its offices and the sublease agreement was terminated.

PART IV
- -------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements
         Independent Auditors' Report.
         Consolidated Balance Sheet as of December 31, 2000.
         Consolidated  Statement of  Operations  for the period from December 2,
            1999 (date of inception) through December 31, 2000.
         Consolidated Statement of Common  Stockholders'  Equity  for the period from December 2, 1999 (date of inception) through December 31, 2000. Consolidated Statement of Cash Flows for the period from December 2,
            1999 (date of inception) through December 31, 2000.
Notes to Consolidated Financial Statements.

(a) 3.    Other Exhibits

3(a)*     Certificate of Incorporation of the Company, as amended

3(b)*     By-Laws of the Company

10(a)*    Shell Acquisition Agreement, dated February 24, 2000.

10(b)     Limited Offer to Exercise Outstanding Warrant Units, dated
          December 1, 2000.

10(c)     Warrant agreement dated December 1, 2000.

10(d)     Confidential Private Placement Memorandum, dated February 20,
          2001.

10(e)     Warrant agreement dated February 12, 2001.

10(f) Lease agreement between the Company and Spieker Properties, dated November 18, 2000.

          *  Indicates previously filed.

(b)       Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the year ended December 31, 2000.

         Form 8-K dated April 20, 2000 reporting the Company's acquisition by GoPublicNow.com, Inc.

         Form 8-K dated May 8, 2000 reporting the Company's change of outside auditor.

         Form 8-K/A dated June 20, 2000 amending form 8-K dated April 20, 2000.

         Form 8-K dated October 2, 2000 reporting the Company's change of outside auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. DermaRx Corporation

By:/s/ Eric J. Hopkins
Eric J. Hopkins
Chief Financial Officer
                                                        Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                         Date
- ----                              -----                         ----
Chief Executive Officer:


- ----------------------
/s/ Bruce A. Berman          Chief Executive Officer
                             and Director                       March 23, 2001

Chief Financial Officer:


- -----------------------
/s/ Eric J. Hopkins          Vice President, Chief Financial
                             Officer and Director               March 23, 2001

Directors:

- -----------------------      Vice President,
Marcus Hurlburt              Director                           March 23, 2001

INDEPENDENT AUDITORS' REPORT



Board of Directors
GPN Network, Inc.


We have audited the accompanying consolidated balance sheet of GPN Network, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from December 2, 1999 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPN Network, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the period from December 2, 1999 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant losses, has significant negative cash flows from operations for the period ended December 31, 2000, and has an accumulated deficit of $2,060,469 at December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.





                                                            CORBIN & WERTZ


Irvine, California
February 9, 2001

                                              GPN Network, Inc. and Subsidiaries

                                                      Consolidated Balance Sheet
- --------------------------------------------------------------------------------

Assets                                                       December 31, 2000
                                                             -----------------

Current assets:
   Cash and cash equivalents                                       $   783,642
   Accounts receivable, net of allowance of $40,000                     19,666
   Marketable equity securities                                         39,374
                                                                   -----------
         Total current assets                                          842,682

Property and equipment,
         net of accumulated depreciation of $93,017                    404,671

Capitalized web site development cost,
         net of amortization of $36,651                                104,013

Other assets                                                           114,598
                                                                   -----------

                                                                   $ 1,465,964

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $   236,001

Other liabilities                                                      150,000
Deferred revenue                                                        32,128
                                                                   -----------

         Total liabilities                                             418,129
                                                                   -----------

Minority interest                                                      429,450
                                                                   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value;
      10,000,000 shares authorized; no shares outstanding                   --
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      10,517,447 shares issued and outstanding                          10,517
   Additional paid-in capital                                        2,675,107
   Deferred compensation                                                (6,770)
   Accumulated deficit                                              (2,060,469)
                                                                   -----------
      Total stockholders' equity                                       618,385
                                                                   -----------
                                                                   $ 1,465,964
                                                                   ===========

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements
- --------------------------------------------------------------------------------

                                             GPN Network, Inc., and Subsidiaries

                                            Consolidated Statement of Operations

- --------------------------------------------------------------------------------


                                                                December 2, 1999
                                                             (date of inception)
                                                                         through
                                                               December 31, 2000
                                                                   ------------

Net revenues                                                       $    174,011
                                                                   ------------

Operating expenses:
   Employee compensation                                              1,173,990
   Selling, general and administrative expenses                       1,108,601
                                                                   ------------
         Total operating expenses                                     2,282,591
                                                                   ------------

Operating loss                                                       (2,108,580)

Other income (expense):
   Interest income                                                       62,511
   Loss on disposal                                                     (12,000)
                                                                   ------------
   Other income (expense)                                                50,511
                                                                   ------------

Loss before provision for taxes                                      (2,058,069)

Provision for taxes                                                       2,400
                                                                   ------------

Net loss                                                            $(2,060,469)
                                                                   ============

Basic and diluted net loss available to
common shareholders per common share                                $     (0.20)
                                                                   ============

Basic and diluted weighted average common                            10,346,821
shares outstanding                                                 ============

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------


                                                                               GPN Network, Inc.,  and Subsidiaries

                                                                     Consolidated Statement of Stockholders' Equity

                                                           For The Period From December 2, 1999 (Date of Inception)
                                                                                          Through December 31, 2000

- -------------------------------------------------------------------------------------------------------------------


                                                  Common Stock      Additional                                   Total
                                              ------------------     Paid-in       Deferred      Accumulated     Stockholders'
                                               Shares     Amount     Capital     Compensation    Deficit         Equity
                                              ----------  ------    -----------  ------------    ------------    -----------
Balance, December 2, 1999 (date
  of inception)                                       -  $     -   $       -     $       -        $       -      $       -

Founders' capital contribution                8,775,000    8,775      (8,275)            -                -            500

Estimated fair market value of 181,208 shares
  of common stock issued to employees           181,208      181      46,682        (6,770)               -         40,093

Sale of 1,111,122 shares of common stock,
  net of offering costs of $264,187 (plus
  150,000 shares issued to consultants)       1,261,122    1,261   3,224,010             -                -      3,225,271

300,117 shares issued for acquisition of
  DMRX, including cash acquisition
  costs of $600,000                             300,117      300    (600,300)            -                -       (600,000)

Estimated fair market value of warrants
granted to consultants                               -        -       12,990             -                -         12,990


Net loss                                             -        -            -             -       (2,060,469)    (2,060,469)
                                               --------   -----    ---------     ---------      ------------    -----------

Balance, December 31, 2000                    10,517,447 $10,517 $ 2,675,107     $  (6,770)     $(2,060,469)    $  618,385
                                              ========== =======   =========     ==========     ============    ==========

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                See independent auditors' report and
                                                                             accompanying notes to consolidated financial statements

                                                                                                                                 F-4

                                                                                 GPN Network, Inc. and Subsidiaries

                                                                                 Consolidated Statement of Cash Flows
- -------------------------------------------------------------------------------------------------------------------
                                                                                                  December 2, 1999
                                                                                                (date of inception)
                                                                                                      through
                                                                                                 December 31, 2000
                                                                                                ---------------------
Cash flows from operating activities:
   Net loss                                                                                     $      (2,060,469)

      Adjustments to reconcile net loss to net cash used in operating activities:
         Estimated fair market value of vested common stock granted to employees                           40,093
         Estimated fair market value of warrants granted to consultants                                    12,990
         Depreciation and amortization                                                                    129,668

         Amortization of deferred revenue                                                                  (8,374)
         Loss on abandonment                                                                               12,000
         Reserve for uncollectible accounts                                                                40,000
         Changes in operating assets and liabilities:
         Accounts receivable                                                                              (59,666)
         Other assets                                                                                     (90,268)
         Accounts payable and accrued expenses                                                            211,671
         Deferred revenue                                                                                   1,128
                                                                                                 -----------------
   Net cash used in operating activities                                                               (1,771,227)
                                                                                                 ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                                   (359,688)
   Acquisition of DermaRX, Inc.                                                                          (600,000)
   Capitalized website development costs                                                                 (140,664)
                                                                                                 ----------------
   Net cash used in investing activities                                                               (1,100,352)
                                                                                                 ----------------

Cash flows from financing activities:
   Proceeds from the sale of common stock, net of offering
     costs of $264,187                                                                                  3,225,771
   Proceeds from the sale of common stock in subsidiary,
     net of offering costs of $85,050                                                                     429,450
                                                                                                 ----------------
   Net cash provided by financing activities                                                            3,655,221
                                                                                                 ----------------
Net increase in cash and cash equivalents                                                                 783,642

Cash and cash equivalents at beginning of period                                                                -
                                                                                                 ----------------

Cash and cash equivalents at end of period                                                      $         783,642
                                                                                                 ================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
         Interest                                                                               $               -
                                                                                                 ================
         Income taxes                                                                           $               -
                                                                                                 ================
Supplemental disclosure of non-cash investing and financing activities:
   During the period  ended  December  31, 2000,  the Company  received  180,000 shares of  restricted  common stock from a public  company for services to be rendered, valued at $39,374 after permanent impairment in value (see Note 1).

See accompanying notes to consolidated financial statements for other non-cash
   Investing and financing activities.
                                                                               See independent auditors' report and
                                                            accompanying notes to consolidated financial statements
- -------------------------------------------------------------------------------------------------------------------
                                                                                                                F-5

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000

- --------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Operations

GoPublicNow.com, Inc. ("GPN-Nevada") was incorporated on December 2, 1999 according to the laws of Nevada. Pursuant to an acquisition agreement (the "Acquisition Agreement") effective April 6, 2000, GPN-Nevada completed a transaction whereby it was merged with and into DermaRX Corporation ("DMRX") and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" (the "Merger") where GPN-Nevada was considered to be the accounting acquirer as it retained control of DMRX after the merger. Simultaneously with the Merger, the name DMRX was changed to GoPublicNow.com ("GPNN" or the "Company"), and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPNN. Immediately prior to the merger, the common stock of DMRX was reduced by a one for five reverse split. On November 8, 2000, GoPublicNow.com changed its name to GPN Network, Inc.

GPN Network, Inc. is a Delaware corporation engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early stage development and small to mid-sized emerging growth companies, with financial and business development services, including raising capital in private and public offerings. The Company provides these services using both brick and mortar and internet technology through its marketing website www.gopublicnow.com. The Company currently has two operating subsidiaries: (1) GoNow Securities, Inc., member National Association of Securities Dealers ("NASD"), SIPC, which is a Broker/Dealer registered in 23 states and pending registration in the remaining 27 states; and (2) GoBizNow, Inc., which provides business and technology consulting services, internet design, development, and implementation, and traditional marketing services to early stage development and small to mid-sized emerging growth companies. A third subsidiary, GPN Securities, is in the membership application process with the NASD to become a full service brokerage firm. All significant intercompany balances and transactions have been eliminated in consolidation.

At the time of the Merger DMRX had 766,117 shares outstanding. By virtue of the Merger, the shareholders of GPN-Nevada acquired 10,217,330 shares of the Company. The total issued and outstanding shares of the combined entities immediately subsequent to the Merger was 10,967,447 shares. Subsequent to the date of the Merger, the Company repurchased 200,000 of the shares issued pursuant to the Merger for $300,000 cash which the Company recorded as part of the acquisition cost in the accompanying statement of stockholders' equity as of December 31, 2000. Also subsequent to the date of the Merger, the Company reached an agreement with certain shareholders of DermaRX whereby 266,000 of the 766,117 shares issued in the Merger were cancelled. The combined effect of these transactions is that a net of 300,117 shares were issued in the Merger. Since DMRX's operations from December 2, 1999 to the date of acquisition were insignificant, a pro forma consolidated balance sheet and consolidated statement of operations as of the period ended December 31, 2000 are not presented.

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

Termination of Development Stage

Effective August 31, 2000, as a result of several contracts entered into by GPN Network, Inc. to provide financial and business development services, management has determined that the Company is no longer in the development stage.

Minority Interest

In April  2000,  the  Company  provided  initial  funding  of  $200,000  for its majority-owned subsidiary GoBizNow.com. The Company commenced a private placement memorandum selling a maximum of 300,000 shares of common stock at $1.75. As of December 31, 2000, GoBizNow.com had sold 294,000 shares of common stock for $429,450 net of offering costs of $85,050 at which time the offering was considered closed. As of December 31, 2000, the minority interest percentage owned was 6.0%. Due to the percentage owned by the minority interests being less than 10% and GoBizNow.com percentage of the consolidated loss being less than 10%, the Company has not recorded minority interest in GoBizNow.com's net loss as of December 31, 2000.

Pursuant to Staff Accounting Bulletin 84 ("SAB 84") when selling a subsidiary's un-issued shares to third parties, a gain or loss may be required to be reflected in the consolidated income statements of the parent. However, SAB 84 does not require a gain or loss to be recognized in situations where the subsidiary is a newly formed, non-operating entity, a startup or development stage company or an entity whose ability to continue in existence is in question. Due to the subsidiary being newly formed and in the startup stage, the Company has recognized no gain or loss on the sale of the subsidiary's stock at December 31, 2000.


Heritage West

On November 2, 2000, the Company announced that it had signed a non-binding letter of intent to acquire 100% of the assets and business of Heritage West Securities, Inc., a NASD licensed broker-dealer. In November 2000, the Company elected not to proceed with this acquisition.





- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations and significant negative cash flows from operations for the period ended December 31, 2000, an accumulated deficit of $2,060,469 and has a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long-lived assets and deferred income tax valuation allowance. Actual results could differ from those estimates.

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------


Fair Value of Financial Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, marketable securities, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Customer Concentration

The Company will not be dependent on any single customer or group of customers for a significant portion of its annual sales. The Company's customer base will change on a continuous basis as new customers are added or removed.

Three customers accounted for approximately 99% of accounts receivable as of December 31, 2000. Three customers accounted for approximately 79% of sales for the period ended December 31, 2000.

The Company assesses collectibility and determines revenue based on historical experience and specific circumstances. At December 31, 2000, the Company's reserve is $40,000, which management feels is adequate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks with an initial maturity of 90 days or less.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000. As of December 31, 2000, the Company has $515,000 in excess of this limit.

Marketable Securities

Marketable securities consist of equity securities and are stated at fair market value. During the period from December 2, 1999 (date of inception) through December 31, 2000, the Company received marketable securities which were originally valued at $253,966 in consideration of future services from an unrelated party. However, at December 31, 2000, the Company's management determined that a permanent impairment on the related marketable securities had occurred based in part on general economic conditions, the condition of the investee company and its industry, and the decline of the investee's stock price. As a result, the Company re-valued the marketable securities to $39,374 (based on the trading price of the stock at December 31, 2000). The Company recorded $214,592 against the cost of the related marketable securities and deferred revenue in the accompanying balance sheet at December 31, 2000. For the


- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

period ended December 31, 2000, total revenue recognized in the accompanying statement of operations after the re-valuation was $8,374.

Pursuant to the Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities," available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period ended. As a result of the permanent impairment and the related write down of the marketable equity security to its net realizable value, no comprehensive income (loss) existed as of December 31, 2000.

Deferred Revenue

The Company receives payment in advance for listing client companies on its website. These payments are recorded as deferred revenue, and are in the form of either cash or equity in the client company. The revenue is recognized monthly over the term of the listing agreement, typically from 12 to 24 months. At December 31, 2000, the Company had $32,128 of deferred revenue, consisting of $31,000 in equity and $1,128 in cash.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of three and seven years. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.



Capitalized Web Site Development

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all website development costs incurred. The consensus states that for specific website development costs, the accounting for such costs should be accounted for under AICPA

Statement of Position 98-1 ("SOP 98-1") "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Pursuant to EITF 00-2, the Company has capitalized approximately $140,000 of web site development costs as of December 31, 2000, to be amortized on a straight-line basis over 2 years. Amortization expense for the period ended December 31, 2000 was approximately $37,000.



- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

Long-Lived Assets

During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at December 31, 2000. There can be no assurance however, that market conditions will not change or demands for the Company's services will continue which could result in impairment on long-lived assets in the future.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Stock-Based Compensation

The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25." FIN 44 clarifies the application of Opinion 25 for (a) definition of employee for purposes of applying Opinion 25, (b) the criteria form determining whether a plan qualifies as a non-compensatory plan, (c) the

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

accounting consequence for an exchange of stock compensation awards in business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Revenue Recognition

The Company will recognize revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. On certain agreements, the Company will take an equity position in the client rather than a cash position, which the Company will record pursuant to SFAS 115 and record deferred revenue and recognize the revenue over the contract life, as defined. In addition, the agreements may contain a return of equity clause which specifies that if the Company does not satisfy the requirements of the agreement, as defined, the Company must return all equity instruments to its clients.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Advertising

Advertising costs are expensed as incurred. For the period ended December 31, 2000, advertising costs of approximately $85,000 have been incurred.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the company's financial position or results of operations. Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.


- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material effect on the Company's results of operations, financial position or cash flows as of December 31, 2000.

Segments of Business

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. For marketing purposes, the Company's business model is broken down into the stages of a client company's development, described as Preparation, Investment, and Exit, or "PIE". The Company considers all of its services to exist within the single business segment of providing financial and corporate development services to emerging growth companies.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, the adoption of this standard will have on its results of operations, financial position, or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2000:

             Purchased software                               $         300,000
             Computers and equipment                                    127,330
             Furniture                                                   37,391
             Automobile                                                  26,375
             Leasehold improvements                                       6,592
                                                                ----------------
                                                                        497,688
             Less accumulated depreciation                              (93,017)
                                                               -----------------
                                                              $         404,671
                                                               =================

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------


Depreciation expense totaled $93,017 for the period ended December 31, 2000.

At December 31, 2000, $150,000 of the purchased software is unpaid and is recorded in other liabilities in the accompanying Balance Sheet.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of December 31, 2000, no preferred shares have been designated or issued.

Common Stock

On December 3, 1999, the Company issued an aggregate of 8,775,000 shares of common stock to the founders for $500.

On December 3, 1999, the Company issued 181,208 shares (net of 19,792 shares cancelled due to employee terminations) of the Company's restricted common stock valued at $46,863 (based on the estimated fair value on date of grant) to employees. The shares are contingent upon employment and vest on various dates through December 2001. As of December 31, 2000, a total of 156,213 shares vested resulting in compensation expense of $40,093 being recognized in the accompanying statement of operations for the period ended December 31, 2000.

During the period ended December 31, 2000, the Company sold and issued 1,111,122 shares of common stock (plus 150,000 shares issued to consultants for offerings costs) at prices ranging from $2.50 to $3.75 per share for aggregate cash consideration of $3,225,271 (net of commissions and other offering costs of $264,187). In addition, the Company issued warrants to purchase 1,111,122 shares of common stock at $7.50 per share and warrants to purchase 1,111,122 shares of common stock at $10 per share, which are exercisable through May 1, 2003. As the warrants were issued in connection with fundraising activities, no expense is to be recognized for the warrants in the statement of operations.

On April 6, 2000, the Company originally issued 500,117 shares (net of 266,000 shares cancelled pursuant to the agreement) of common stock to the shareholders of DermaRX Corporation in a transaction known as a reverse merger. The Company also paid $300,000 to DermaRX in order for DermaRX to settle its liabilities. On May 5, 2000, the Company purchased and retired 200,000 of these shares of common stock for the amount of $300,000. The Company netted the repurchase of the 200,000 shares of common stock with the original issuance and recorded the purchase price of $300,000 as part of the acquisition cost (See Note 1)in the accompanying Statement of Stockholder's Equity.

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

Stock Options

The Company has both an Incentive Stock Option Plan and an Executive Stock Option Plan which were utilized in prior years when the Company operated as DermaRX. There are currently no options outstanding under either of these plans and management does not intend to issue any shares under either of these plans. The Company may introduce a new Incentive Stock Option Plan and/or Executive Stock Option Plan at the discretion of the Board of Directors.

From time to time, the Company may issue non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with employees, the Company issued options to purchase 571,250 shares of the Company's common stock (10,000 were subsequently forfeited during fiscal 2000) at exercise prices ranging from $0.25 per share to $3.75 per share (estimated to be the fair market value based on the closing bid price of the Company's common stock or the price of the private placement on the dates of the grant). The options vest over various periods from the date of grant to two years. The options are exercisable through March 2010.

The following is a status of the stock options outstanding at December 31, 2000 and the changes during the period ended December 31, 2000.


                                                              Weighted Average
                                         Options               Exercise Price
                                    ---------------         -------------------

 Balance,  December 2, 1999                       -         $               -
   Granted                                   571,250                     2.71
   Expired/forfeited                         (10,000)                   (1.70)
                                      ----------------          ---------------
 Balance, December 31, 2000                  561,250          $          2.55
                                       ===============           ==============
 Exercisable, December 31, 2000              195,347          $          2.99
                                       ===============           ==============

Weighted average fair value of options granted                $          0.91
                                                                 ==============

296,250 of the options outstanding at December 31, 2000 have exercise prices ranging from $0.25 to $2.50 per share, a weighted average exercise price of $1.81 and a weighted average remaining contractual life of 9.2 years. 74,097 of these options are exercisable at December 31, 2000. 265,000 of the options outstanding have an exercise price of $3.25 to $3.75 per share, a weighted average exercise price of $3.37 per share and a weighted average remaining contractual life of 9.2 years. 121,250 of these options are exercisable at December 31, 2000.

SFAS 123 Pro Forma Information

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the period ended December 31, 2000: risk free interest rate of 6.25%; dividend yield of 0%; expected life of the options of three years; and volatility factor of the expected market price of the Company's common stock of 111%.

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net loss had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows:

                                        As Reported               Pro Forma
                                    ------------------      --------------------

Net loss                           $     (2,060,469)        $      (2,197,081)
                                    =================        ==================

Basic and diluted loss per share   $          (0.20)        $           (0.21)
                                    =================        =================

Warrants

From time to time, the Company issues warrants pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with consultants, the Company issued warrants to purchase 20,125 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The warrants vest three months from the date of grant and are exercisable through February 2010. Under SFAS 123, $12,990 of consulting expense was recognized in the accompanying statement of operations for the period ended December 31, 2000. In addition, the Company issued 2,222,244 warrants to various investors as part of various private placement memorandums (see common stock above).

The fair value of each warrant granted during the period ended December 31, 2000 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) risk free interest rate of 6.5%; (ii) dividend yield of 0%; (iii) expected life of the warrants of three years; and (iv) volatility of 111%.

The following represents a summary of warrants outstanding for the period ended December 31, 2000:
                                        Warrants             Weighted Average
                                                              Exercise Price
                                  ------------------      --------------------

Balance, December 2, 1999           $              -         $            -
              Granted                      2,242,369                   8.70
                                     ---------------          -------------
Balance, December 31, 2000          $      2,242,369         $         8.70
                                     ===============          =============

Exercisable, December 31, 2000             2,242,369                   8.70
                                     ===============          =============

Weighted average fair value of warrants granted              $         0.01
                                                              =============

- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

20,125 of the warrants outstanding at December 31, 2000 have exercise prices between $0.25 per share to $3.75 per share, with a weighted average exercise price of $2.86 and a weighted average remaining contractual life of 9.1 years. 1,111,122 of the warrants outstanding at December 31, 2000 have an exercise price of $7.50 per share and a weighted average remaining contractual life of
2.3 years. 1,111,122 of the warrants outstanding at December 31, 2000 have an exercise price of $10.00 per share and a weighted average remaining contractual life of 2.3 years. All of these warrants are exercisable at December 31, 2000.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2000 are as follows:

Deferred tax asset:
  Net operating loss carryforward                           $         825,000
  Expenses recognized for granting of options and warrants              7,000
                                                              ----------------

  Total gross deferred tax asset                                      832,000

Less valuation allowance                                             (832,000)
                                                              ----------------

   Net deferred tax asset                                   $               -
                                                              ================

The valuation allowance increased by approximately $807,000 during the period ended December 31, 2000. No current provision for income taxes for the period ended December 31, 2000 is required, except for minimum state taxes, since the Company incurred losses during the period.

The provision for income taxes for the period ended December 31, 2000 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

  Computed tax benefit at federal statutory rate             $        (695,000)
  State income tax benefit, net of federal effect                     (135,000)
  Increase in valuation allowance                                      832,000

                                                               ----------------
                                                             $           2,400
                                                               ================

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $2,047,000 and $1,024,000 for federal and state income tax reporting purposes, which expire in 2015 and 2005, respectively.
- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease obligations

During the period ended December 31, 2000, the Company leased its offices in Newport Beach, California. 1,601 square feet of office space was leased at a monthly cost of $4,403; this lease expires January 12, 2001. An additional 1,859 square feet of office space was leased at a monthly cost of $5,010; this lease expires in August, 2002 and the Company is attempting to sublease this space. Beginning in November 2000, the Company entered into a lease agreement for 5,889 square feet of office space in Irvine, California. The monthly cost of this space is $13,191 through March 2001 and $13,721 from April 2001 to March 2002.

The Company leases equipment for use in its operations under a non-cancelable operating lease agreement. The lease expires in December 31, 2003 and provides for monthly lease payments of $360. Future minimum lease payments under operating leases that have an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000 are as follows:

    Years Ending
    December 31,
         2001                                     $         228,000
         2002                                                81,000
         2003                                                 4,000
                                                      ----------------
        Total                                     $         313,000
                                                      ================

Rent and equipment lease expense under operating leases for the period ended December 31, 2000 was $101,205 and is included in selling, general and administrative expenses in the accompanying statement of operations.

Litigation

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discriminations, or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2000, the Company subleased its corporate and operations offices under a verbal agreement from a company under control of the majority stockholder. The amount of rent expense is passed through at cost to the Company. Rent expense was $99,341 for the period ended December 31, 2000.


- --------------------------------------------------------------------------------

GPN Network, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Period From December 2,1999 (Date of Inception) Through December 31,2000
- --------------------------------------------------------------------------------


NOTE 7 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended December 31, 2000:

   Numerator for basic and diluted loss per share:
     Net loss available to common stockholders                $   (2,060,469)
                                                              ===============

   Denominator for basic and diluted loss per common share:
   Weighted average common shares outstanding                     10,346,821
                                                                =============

   Net loss per common share available to common stockholders  $        (0.20)
                                                                =============

NOTE 8 - SUBSEQUENT EVENTS

Equity Transactions

In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $163,500.

In February 2001, the Company issued a Private Placement Memorandum (the "2001 PPM") for a total maximum offering of $3,500,000. The offering is for a maximum of 2,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one additional share of common stock for $2.50 per share. No units have yet been sold.

GoNow Securities, Inc.

In January 2001, the Company's subsidiary and NASD member GoNow Securities, Inc. began operations as a broker/dealer.

Stock Bonus

In January 2001, the Company declared stock bonus payable to non-officer employees. The total number of restricted common shares issued pursuant to this bonus was 17,250, valued at $31,266 (based on the closing bid price of the Company's common stock at the date of the grant).


- --------------------------------------------------------------------------------
                                                                            F-19