Form 10QSB
period 2001-03-31
GOPUBLICNOW COM INC
filed 2001-05-21
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________  to  _____________

Commission File Number: 033-05384


                                GPN Network, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                           13-3301899
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                        Identification No.)


18881 Von Karmen,  Ste 100, Irvine,  California                    92612
----------------------------------------------------------------------------
 (Address of principal executive offices)                        Zip Code


Registrant's telephone number, including area code         (949) 752-2797
            --------------------------------------------------------

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

                  Yes       X                                 No________
                      ---------

       The number of shares outstanding of Registrant's common stock as of May 15, 2001 was 11,554,655.
--------------------------------------------------------------------------------

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                  Page Number

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31,  2000............................ 3

           Consolidated Statements of Operations for the Three
           months ended March 31, 2001 (unaudited) and March 31,
           2000 (unaudited).............................................. 4

           Consolidated Statement of Cash Flows for the Three
           months ended March 31, 2001 (unaudited) and March 31,
           2000 (unaudited).............................................. 5

           Notes to Consolidated Financial Statements.................... 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of  Operations............... 12


PART II.   OTHER INFORMATION

  Item 1.  Legal proceedings............................................ 15

  Item 2.  Changes in Securities and Use of Proceeds.................... 15

  Item 3.  Defaults Upon Senior Securities.............................. 15

  Item 4.  Submission of Matters to a Vote of Securities Holders........ 15

  Item 5.  Other Information............................................ 15
 .
  Item 6.  Exhibits and Reports on Form 8-K............................. 15

           Signatures................................................... 16







--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS
               GPN Network, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                                               March 31,        December 31,
                                                                 2001               2000
                                                             (unaudited)
                        Assets                             ---------------   ----------------
                                           Current assets
                                Cash and cash equivalents  $       304,742   $       783,642
                             Marketable equity securities                0            39,374
                                      Accounts receivable                0            19,666
                                         Prepaid expenses           40,040                 0
                                                           ---------------   ---------------
                                     Total Current Assets          344,782           842,682

  Property and equipment, net of accumulated depreciation
of $26,589 and $93,017 at March 31, 2001 and December 30,
                                       2000, respectively          171,100           404,671
Capitalized web site development cost, net of accumulated
    amortization of $54,234 and $36,651 at March 31, 2001           86,430           104,013
                       and December 30, 2000 respectively

                                             Other Assets          125,166           114,598
                                                           ---------------   ---------------
                                                           $       727,478   $     1,465,964
                                                           ===============   ===============
     Liabilities and Stockholders' Equity (Deficit)
                                      Current Liabilities
                    Accounts payable and accrued expenses  $       176,321   $       236,001

                                        Other liabilities          150,000           150,000
                                         Deferred revenue            1,125            32,128
                                                           ---------------   ---------------
                                        Total liabilities          327,446           418,129

                                        Minority interest          427,689           429,450

                            Commitments and Contingencies
                                     Stockholders' equity
                        Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding                0                 0
        Common stock, $0.001 par value; 50,000,000 shares
             authorized, 10,347,155 and 10,517,447 shares
            issued and outstanding, at March 31, 2001 and
                       and December 31, 2000 respectively           10,347            10,517
                               Additional paid-in capital        2,826,378         2,675,107
                                    Deferred compensation           (5,207)           (6,770)
                                      Accumulated deficit       (2,859,175)       (2,060,469)
                                                           ---------------   ---------------
                     Total stockholder's equity (deficit)          (27,657)          618,385
                                                           ===============   ===============
                                                           $       727,478   $     1,465,964
                                                           ===============   ===============

           See accompanying notes to consolidated financial statements

                       GPN Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                                  March 31,         March 31,
                                                    2001              2000
                                                (unaudited)        (unaudited)
                                               ---------------   --------------

                                    Revenues   $        2,587    $           0

                         Operating Expenses:
                       Employee compensation          295,701           126,232
Selling, general and administrative expenses          309,571           224,293
                                               --------------    --------------
                    Total operating expenses          605,272           350,525
                                               --------------    --------------

                              Operating loss         (602,685)         (350,525)

                     Other income (expense):
                             Interest income            3,813             7,360
               Loss on marketable securities          (39,374)                0
                     Loss on impaired assets         (187,500)                0
                                       Other           29,440                 -
                                               --------------    --------------
                Total other income (expense)         (193,621)            7,360
                                               --------------    --------------

             Loss before provision for taxes         (796,306)         (343,165)

                         Provision for taxes            2,400               800
                                               ==============    ==============
                                    Net Loss   $     (798,706)   $     (343,965)
                                               ==============    ==============
     Basic and diluted net loss available to
         common shareholder per common share   $        (0.08)   $        (0.04)
                                               ==============    ==============
          Basic and diluted weighted average
                   common shares outstanding       10,399,786         9,521,819
                                               ==============    ==============











           See accompanying notes to consolidated financial statements

                  GPN Network, Inc and Subsidiaries
                Consolidated Statements of Cash Flows

                                                                   For the Three     For the Three
                                                                    Months Ended     Months Ended
                                                                      March 31,        March 31,
                                                                        2001             2000
                                                                     (unaudited)     (unaudited)
                                                                   -------------    --------------
                          Cash flows from operating activities:
                                                       Net loss    $   (798,706)    $    (343,965)
             Estimated fair market value of vested common stock               0            33,063
                                           granted to employees
 Estimated fair market value of warrants granted to consultants               0             8,658
                        Amortization of prepaid consulting fees           1,563                 -
Adjustments to reconcile net loss to net cash used in operating activities
                                  Depreciation and amortization          63,654             1,970
                              Write off of capitalized software         187,500            12,000
                                        Write off of securities          39,374                 0
                   Changes in operating assets and liabilities:
                                            Accounts receivable          19,666                 0
                                               Prepaid expenses         (40,040)                0
                                                   Other assets         (10,568)          (16,499)
                          Accounts payable and accrued expenses         (59,680)           80,807
                                              Deferred revenues         (31,003)            5,500
                                                                    -----------     -------------
                          Net cash used in operating activities        (628,240)         (218,466)

                         Cash flows from investment activities:
                             Purchase of property and equipment               0           (69,498)
                             Costs incurred to develop web site               0           (97,736)
                                              Minority interest          (1,761)                0
                                                                    -----------     -------------
                          Net cash used in investing activities          (1,761)         (167,234)

                          Cash flows from financing activities:
                                 Founders' capital contribution               0               500
  Proceeds from the sale of common stock, net of offering costs         151,101         3,148,877
                                                                    ------------    -------------
                      Net cash provided by financing activities         151,101         3,149,377

                                Net increase (decrease) in cash        (478,900)        2,763,677

                                    Cash at beginning of period         783,642                 0
                                                                    ===========     =============
                                          Cash at end of period     $   304,742     $   2,763,677
                                                                    ===========     =============
               Supplemental disclosure of cash flow information
                               Cash paid during the period for:
                                                       Interest     $         0     $           0
                                                                    ===========     =============
                                                  Income Taxes      $         0     $           0
                                                                    ===========     =============

     See accompanying notes to consolidated financial statements

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The financial statements of GoPublicNow.com ("GPN" or the "Company") for the three months ended March 31, 2001 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Going Concern
-------------
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations and significant negative cash flows from operations for the periods ended March 31, 2001 and December 31, 2000, an accumulated deficit of $2,859,175 and $2,060,469 at March 31, 2001 and December 31, 2000 respectively, and has a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Risks and Uncertainties
-----------------------
The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The Company has a loss of $798,706 for the three months ended March 31, 2001. The Company's cash balance at March 31, 2001 was $304,742. There is substantial doubt as to whether revenues projected to be generated from new contracts subsequent to March 31, 2001 will be sufficient to fund the Company's operations, capital expenditures, working capital requirements and web site development costs for the next twelve months. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

Marketable Securities
---------------------
Marketable securities consist of equity securities and are stated at fair market value. During the three months ended March 31, 2001, the Company recorded no deferred revenue based upon the receipt of marketable securities. Pursuant to the Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period, unless the loss is determined to be permanent, at which time the loss will be recorded in the statement of operations. As of March 31, 2001, the Company determined the fair market value of the underlying marketable securities to be $0, resulting in a permanent loss of $39,374 for the three months ended March 31, 2001, which the Company recorded as a loss on marketable securities in the accompanying statements of operations.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

CAPITALIZED WEB SITE DEVELOPMENT
--------------------------------
In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Pursuant to EITF 00-2, the Company has capitalized approximately $140,000 of web site development costs through March 31, 2001. The Company began amortizing this website in April 2000. For the three months ended March 31, 2001, the Company has recognized $17,583 of amortization expense on its website.

Revenue Recognition
-------------------
The Company recognizes revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. On certain agreements, the Company will take an equity position in the client rather than a cash position, which the Company will record pursuant to SFAS 115 and record deferred revenue and recognize the revenue over the contract life, as defined. In addition, the agreements may contain a return of equity clause which specifies that the Company may be required, under certain circumstances, to return all equity instruments to its clients. In contracts with a return of equity clause, the Company does not record any revenue or deferred revenue until such time as the return of equity clause is removed or is otherwise no longer is in effect.

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

Accounting for Certain Stock Transactions Involving Stock Compensation
----------------------------------------------------------------------
The Company has adopted FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation award in a business combination. FIN 44 did not have a material effect on the financial statements.

Accounting for Derivative Investments and Hedging Activities
------------------------------------------------------------
The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

NOTE 3 - OTHER LIABILITIES
--------------------------
In June 2000, the Company signed a software licensing agreement for $300,000, of which the Company paid $150,000 and accrued $150,000, which is recorded as other liabilities in the accompanying balance sheet. The software is for website development; as a result the Company capitalized the software licensing agreement under Property and Equipment. The Company is currently in negotiations to return the software, and during the three months ended March 31, 2001 the Company has determined that there has been an impairment of the related software due to lack of revenue and as a result, the Company has written off the unamortized balance of $187,500 as a loss on impaired assets in the accompanying statements of operations.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Preferred Stock
---------------
The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of March 31, 2001, no preferred shares have been designated or issued.

Common Stock
------------
In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $163,500,

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

net of offering costs of $12,399. Although the money has been received as of March 31, 2001, the stock certificates had not been issued as of March 31, 2001. For purposes of these financial statements the stock is treated as issued.

In February 2001, the Company issued a Private Placement Memorandum (the "2001 PPM") for a total maximum offering of $3,500,000. The offering is for a maximum of 2,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one additional share of common stock for $2.50 per share. As of March 31, 2001, no units have yet been sold.

Stock Cancellations
-------------------
On February 7, 2001, the Company canceled 333,792 shares of common stock that had been previously issued to employees who are no longer with the Company.

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

During the three months ended March 31, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. Most of these employees were later terminated, and 96,000 of the options currently issued were cancelled. In addition, options to purchase 91,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated.

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

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company continues to subleases it prior office location at 5000 Birch Street, West Tower, Suite 4900, Newport Beach, CA 92660 from a company owned by Bruce Berman, the Company's President and Chairman of the Board. To date, the Company has been unsuccessful in its attempts to find a tenant for the office, and currently pays rent in the amount of $4,368 per month.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Merger Partner
--------------
On May 11, 2001, the Company issued a press release announcing that it was seeking a merger partner.


GoBizNow.com Merger
-------------------
Subsequent to the quarter ending March 31, 2001, GoBizNow.com was merged into the Parent company, GPN Network, Inc. The terms of the merger called for 1.4 common shares of GPN Network, Inc. common stock to be exchanged for every 1 share of GoBizNow.com common stock issued and outstanding at the merger date. Effective April 4,2001 the merger increased the number of outstanding shares of GPN Network, Inc common stock by an additional 1,207,500 shares.

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

RESULTS OF  OPERATIONS  - THREE  MONTHS  ENDED MARCH 31, 2001  COMPARED TO THREE
--------------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2000
---------------------------
Revenue
-------
The Company recognized revenue of $2,587 for the three month period ended March 31, 2001 compared to no revenue for the three months ended March 31, 2000. This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. Of this amount there was no recognition of deferred revenue based upon the receipt of marketable equity securities in client companies.

Employee Compensation
---------------------
Employee compensation was $295,701 for the three months ended March 31, 2001 which is a 134% increase over the employee compensation of $126,232 for the three months ended March 31, 2000. This amount consists primarily of officer and employee salaries and the increase is primarily due to the Company's full operating cycle for the three months ended March 31, 2001.

Selling, General and Administrative expenses
--------------------------------------------
Selling, general, and administrative expenses were $309,571 for the three months ended March 31, 2001, which is a 38% increase over selling, general and administrative expenses of $224,293 for the three months ended March 31, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees and the increase is primarily due to the Company's full operating cycle for the three months ended March 31, 2001.

Interest Income and Expense
---------------------------
Interest income for the three months ended March 31, 2001 was $3,813, which is a 48% decrease from the interest income of $7,360 for the three months ended March 31, 2000, which is primarily due to the consumption of cash in operations.
The Company had no interest expense for either period.

Net Loss
--------
For the reasons stated above, the Company had a net loss of $798,706 for the three months ended March 31, 2001 which is a 132% increase over the net loss of $343,965 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 2001, the Company had $344,782 in current assets, including $304,742 in cash. Also at March 31, 2001 current liabilities were $327,466, resulting in a working capital of $17,336. The Company has used $2,402,989 in cash to fund its operations from the period of inception to March 31, 2000. The Company used cash in its operations of $628,240 for the three months ended March 31, 2001, which is a 188% increase over the cash used in operations of $218,466 for the three months ended March 31, 2000, primarily attributable to a full three months of active operations for the three months ended March 31, 2001. The Company used cash in its investment activities of $1,761 for the three months ended March 31, 2001, as compared to the cash used in investment activities of ($167,234) for the three months ended March 31, 2000, primarily attributable to a full three months of active operations for the three months ended March 31, 2001. The Company received of $151,101 for the three months ended March 31, 2001, as compared to the cash from its financing activities of $3,149,377 for the three months ended March 31, 2000, primarily attributable to the sale of common stock during the three months ended March 31, 2001.

The Company generated insignificant revenue during the quarter, and there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.

Going Concern
-------------
The Company's independent certified public accountants have stated in their report included in the Company's 2000 Form 10KSB that the Company has incurred significant losses from operations and significant negative cash flows from operations, has an accumulated deficit and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Item 2.  Changes in Securities and Use of Proceeds

         In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $163,500, (net of offering costs of $12,399).

         During the three months ended March 31, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. Most of these employees were later terminated, and 96,000 of the options currently issued were cancelled. In addition, options to purchase 91,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated.

Item 3.  Defaults Upon Senior Securities
         None.

Item     4: Submission of Matters to a Vote of Securities Holders' None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
         None

Reports on Form 8-K
-------------------
         None.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2001



                                           GPN Network, Inc.



                                           By:/s/ Bruce A. Berman
                                              -------------------
                                              Bruce A. Berman
                                              President, Chief Executive Officer