Form 10QSB
period 2001-06-30
GOPUBLICNOW COM INC
filed 2001-08-20
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2001

                                                             or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________  to  _____________

Commission File Number: 033-05384


                                GPN Network, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                     13-3301899
------------------------------------             ------------------------------
  (State or other jurisdiction of                      (I.R.S.  Employer
   incorporation or organization)                     Identification No.)


18881 Von Karmen,  Ste 100, Irvine,  California                   92612
-------------------------------------------------------------------------------
   (Address of principal executive offices)                      Zip Code


Registrant's telephone number, including area code        (949) 752-2797
                                                   ----------------------------


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

         Yes     X                               No
             ----------                             -------

       The number of shares outstanding of Registrant's common stock as of August 13, 2001 was 11,830,697.

                       GPN NETWORK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                    Page Number
                                                                    -----------

PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements:

                Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                and December 31,  2000........................................3

                Consolidated Statements of Operations for the Three months and Six months ended June 30, 2001 (unaudited) and
                June 30, 2000 (unaudited).....................................4

                Consolidated Statement of Cash Flows for the Six  months ended
                June 30, 2001 (unaudited) and June 30, 2000 (unaudited).......5

                Notes to Consolidated Financial Statements....................6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of  Operations...............11

PART II.        OTHER INFORMATION

     Item 1.    Legal proceedings............................................15

     Item 2.    Changes in Securities and Use of Proceeds....................15

     Item 3.    Defaults Upon Senior Securities..............................16

     Item 4.    Submission of Matters to a Vote of Securities Holders........16

     Item 5.    Other Information............................................16
 .
     Item 6.    Exhibits and Reports on Form 8-K.............................16

                Signatures...................................................16

ITEM 1. FINANCIAL STATEMENTS

                                        GPN Network, Inc. and Subsidiaries
                                            Consolidated Balance Sheets

                                                                              June 30,           December 31,
                                                                                2001                 2000
                                                                             (unaudited)
                                                                           -------------       --------------
                           Assets
Current assets
   Cash and cash equivalents                                                $     19,130        $     783,642
   Marketable equity securities                                                        0               39,374
   Accounts receivable                                                                 0               19,666
   Prepaid expenses                                                                5,596                    0
                                                                            -------------       --------------
      Total Current Assets                                                        24,726              842,682

Property and equipment, net of accumulated depreciation
   and impairment reserve of $354,188 and $93,017 at
   June 30, 2001 and December 31, 2000, respectively                              31,000              404,671


Capitalized web site development cost, net of accumulated
   amortization and impairment reserve of $140,664 and $36,651 at                      0              104,013
   at June 30, 2001and December 31, 2000 respectively

Other Assets                                                                     123,660              114,598
                                                                            -------------       --------------
                                                                            $    179,386        $   1,465,964
                                                                            =============       ==============

          Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
   Accounts payable and accrued expenses                                    $    209,583        $     236,001

Other liabilities                                                                150,000              150,000
Deferred revenue                                                                       0               32,128
                                                                            -------------       --------------

      Total liabilities                                                          359,583              418,129

Minority interest                                                                      0              429,450

Commitments and Contingencies

Stockholders' equity Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding                              0                    0
   Common stock, $0.001 par value; 50,000,000 shares
      authorized, 11,830,697 (including 1,207,500 committed shares)
      and 10,517,447 shares issued and outstanding, at June 30, 2001
      and December 31, 2000, respectively                                         11,830               10,517
   Additional paid-in capital                                                  3,273,953            2,675,107
   Deferred compensation                                                               0               (6,770)
   Accumulated deficit                                                        (3,465,980)          (2,060,469)
                                                                            -------------       --------------
      Total stockholder's equity (deficit)                                      (180,197)             618,385

                                                                            -------------       --------------
                                                                            $    179,386        $   1,465,964
                                                                            =============       ==============


                          See accompanying notes to consolidated financial statements



                                                   GPN Network, Inc. and Subsidiaries
                                                 Consolidated Statements of Operations

                                                                 For the Three     For the Three     For the Six       For the Six
                                                                 Months Ended      Months Ended      Months Ended      Months Ended
                                                                   June 30,          June 30,          June 30,          June 30,
                                                                     2001              2000              2001              2000
                                                                  (unaudited)       (unaudited)      (unaudited)       (unaudited)
                                                                --------------     -------------    --------------    -------------

Revenues                                                        $         (0)                0            2,587                  0

Operating expenses:
   Employee compensation                                             168,762           243,052          464,463            369,284
   Selling, general and administrative expenses                      229,454           447,726          539,025            672,019

                                                                -------------      ------------     ------------      -------------
      Total operating expenses                                       398,216           690,778        1,003,488          1,041,303

Operating loss                                                      (398,216)         (690,778)      (1,000,901)        (1,041,303)

Other income (expense):
   Interest income                                                       545            25,463            4,358             32,823
   Loss on marketable securities                                           0                 0          (39,374)                 0
   Loss on impairment of long-lived assets                          (203,365)                0         (390,865)                 0
   Other income (expense)                                             (5,769)                0           23,671                  0

                                                                 ------------      ------------     ------------      -------------
      Total other income (expense)                                  (208,589)           25,463         (402,210)            32,823

Loss before provision for taxes                                     (606,804)         (665,315)      (1,403,111)        (1,008,480)

Provision for taxes                                                        0               800            2,400              1,600

                                                                 ------------      ------------     ------------      -------------
Net loss                                                        $   (606,804)      $  (666,115)     $(1,405,511)      $ (1,010,080)

Other comprehensive income - unrealized loss on marketable                 0           (63,000)               0            (45,285)
   equity securities, net of tax of $0

                                                                 ------------      ------------     ------------      -------------
Comprehensive loss                                              $   (606,804)      $  (729,115)     $(1,405,511)      $ (1,055,365)
                                                                =============      ============     ============      =============

Basic and diluted net loss available to common shareholder
   per common share                                             $      (0.05)            (0.06)           (0.12)             (0.10)
                                                                =============      ============     ============      =============

Basic and diluted weighted average common shares
   outstanding                                                    11,034,543        10,828,164       11,332,287         10,085,219
                                                                =============      ============     ============      =============





                          See accompanying notes to consolidated financial statements



                                            GPN Network, Inc and Subsidiaries
                                          Consolidated Statements of Cash Flows


                                                                                   For the Six             For the Six
                                                                                   Months Ended            Months Ended
                                                                                     June 30,                June 30,
                                                                                       2001                    2000
                                                                                   (unaudited)             (unaudited)
                                                                                ----------------         ---------------

Cash flows from operating activities:
   Net loss                                                                      $ (1,405,511)             (1,010,080)
   Estimated fair market value of vested common stock granted to employees             26,576                  35,407
   Estimated fair market value of warrants granted to consultants                           0                  12,990
   Amortization of prepaid consulting fees                                              1,563                       0
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                    86,820                  18,421
      Impairment of purchased capitalized software and website                        262,758                       0
      Impairment of property and equipment                                            128,106                  12,000
      Write off of securities                                                          39,374                       0
      Changes in operating assets and liabilities:
         Accounts receivable                                                           19,666                       0
         Prepaid expenses                                                              (5,596)                      0
         Other assets                                                                  (9,061)                (28,730)
         Accounts payable and accrued expenses                                        (26,417)                 80,510
         Deferred revenues                                                            (32,128)                 13,500

                                                                                --------------            ------------
   Net cash used in operating activities                                             (913,850)               (865,982)

Cash flows from investment activities:
   Cash paid in connection with the DMRX acquisition                                        0                (300,000)
   Purchase of property and equipment                                                       0                (138,703)
   Costs incurred to develop web site                                                       0                 (97,736)

                                                                                --------------            ------------
   Net cash used in investing activities                                                    0                (536,439)

Cash flows from financing activities:
   Payments for stock buyback                                                               0                (300,000)
   Founders' capital contribution                                                           0                     500
   Proceedsd from the sale of subsidiary common stock, net of offering costs                0                 129,150
   Proceeds from the sale of common stock, net of offering costs                      149,338               3,238,295

                                                                                --------------            ------------
   Net cash provided by financing activities                                          149,338               3,067,945

Net increase (decrease) in cash                                                      (764,512)              1,665,524

Cash at beginning of period                                                           783,642                       0

                                                                                --------------            ------------
Cash at end of period                                                            $     19,130             $  1,665,524
                                                                                ==============            ============

Supplemental  disclosure  of cash flow  information
  Cash paid during the period for:
      Interest                                                                   $          0             $         0
                                                                                ==============            ============
      Income Taxes                                                               $          0             $         0
                                                                                ==============            ============


                              See accompanying notes to consolidated financial statements


                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three months and six months ended June 30, 2001 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - THE COMPANY
--------------------

GPN was incorporated on December 2, 1999 according to the laws of Nevada. The Company was in the development stage through August 31, 2000. During the development stage, the Company was primarily engaged in raising capital, obtaining financing, developing its web site, advertising and marketing the Company, and administrative functions. The Company provides a web site dedicated to helping their customers grow and obtain financing for their business ventures.

In May 2001, the Company began looking for appropriate merger partners as it has been unable to continue to raise sufficient capital or obtain other financing on terms acceptable to management. In August 2001, control of the Company changed in anticipation of the Company's adopting a new business plan (see Note 8).

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and GoBizNow.com, GPN Securities, Inc., GoNow Securities, Inc., and Dermedics, Inc. GoBizNow.com is an operating company, whose merger into the Company was completed as of June 30, 2001. GoNow Securities and GPN Securities are in the development stage. The Company plans to dissolve Dermedics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations and significant negative cash flows from operations for the periods ended June 30, 2001 and December 31, 2000, an accumulated deficit of $3,465,980 and $2,060,469 at June 30, 2001 and December 31, 2000, respectively, and

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


has a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. As a result of the change of the control of the Company subsequent to June 30, 2001 (see Note 8), the Company hopes to generate revenues from new revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Risks and Uncertainties
-----------------------

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The Company has a loss of $606,804 for the three months and $1,405,511 for the six months ended June 30, 2001. The Company's cash balance at June 30, 2001 was $19,130. There is substantial doubt as to whether revenues projected to be generated from new business as a result of the change in control of the Company subsequent to June 30, 2001 will be sufficient to fund the Company's operations, capital expenditures, working capital requirements and web site development costs for the next twelve months. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

Marketable Securities
---------------------

Marketable securities consist of equity securities and are stated at fair market value. During the three months and six months ended June 30, 2001, the Company recorded no deferred revenue based upon the receipt of marketable securities. Pursuant to the Statement of Financial Accounting Standards No. 115, ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income
(loss) for the period, unless the loss is determined to be permanent, at which time the loss will be recorded in the statement of operations. As of June 30, 2001, the Company determined the fair market value of the underlying marketable securities to be $0, resulting in a permanent loss of $39,374 for the six months ended June 30, 2001, which the Company recorded as a loss on marketable securities in the accompanying statements of operations.

Capitalized Web Site Development
--------------------------------

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Pursuant to EITF 00-2, the Company had capitalized approximately $140,000 of web site development costs through June 30, 2001. The Company began amortizing this website in April 2000. During the three months and six months ended June 30, 2001, the Company has recognized amortization expenses of $17,583 and $35,166, respectively. See below for impairment loss recognized on intangibles at June 30, 2001.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

At June 30, 2001 the Company has determined that there has been an impairment of its websites and of a portion of its property and equipment due to the impending change in business direction of the Company as a result of the change in control (see Note 8). As a result, the Company has written off the unamortized balance of $262,758 of its websites and purchased capitalized software (see Note 4) and $128,106 of its property and equipment as a loss on impaired assets in the accompanying statements of operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, ("SAB 101") "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

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

                      GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

NOTE 3 - OTHER ASSETS
---------------------

At June 30, 2001, other assets consists primarily of deposits held by the landlord of the Company's leased office space and the cost of acquisition of the Company's broker-dealer subsidiary, GoNow Securities, Inc.

NOTE 4  - OTHER LIABILITIES
---------------------------

In June 2000, the Company signed a software licensing agreement for $300,000, of which the Company paid $150,000 and accrued $150,000, which is recorded as other liabilities in the accompanying balance sheet. The software is for website development; as a result the Company capitalized the software licensing agreement under Property and Equipment. The Company is currently in negotiations to return the software, and during the six months ended June 30, 2001 the Company has determined that there has been an impairment of the related software due to lack of revenue and as a result, the Company has written off the unamortized balance of $187,500 as a loss on impaired assets in the accompanying statements of operations.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of June 30, 2001, no preferred shares have been designated or issued.

Common Stock
------------

In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $149,338 net of offering costs of $14,162.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


In February 2001, the Company issued a Private Placement Memorandum (the "2001 PPM") for a total maximum offering of $3,500,000. The offering is for a maximum of 2,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one additional share of common stock for $2.50 per share. As of June 30, 2001, no units have yet been sold.

On March 27, 2001, the Company issued 17,250 shares of common stock to employees. The Company recorded non-cash compensation expense of $26,576, based on the fair market value of the stock on the date of grant.

On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company GoBizNow.com whereby 1.4 common shares of the Company's common stock were exchanged for every 1 share of GoBizNow.com common stock issued and outstanding. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of its common stock to the shareholders of GoBizNow.com. The Company (under its new management) is in negotiations to reduce the number of shares to be issued to certain officers and employees holding 795,900 of GoBizNow.com shares. There is no assurance that the Company will be successful in these negotiations and has therefore reflected the outstanding common shares at June 30, 2001 as if all 1,207,500 shares will be issued.

Stock Cancellations
-------------------

On February 7, 2001 (as adjusted during the three month period ended June 30, 2001), the Company canceled 75,000 shares of common stock that had been previously issued to employees who are no longer with the Company.

Stock Options
-------------

From time to time, the Company may issue non-plan stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 571,250 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share (the estimated fair market value on the date of grant by the Company). The options vest over a periods ranging from two months to twenty-four months and are exercisable through March 2010. During the six months ended June 30, 2001 the Company recognized $1,563 of non-cash compensation expense related to these options.

During the six months ended June 30, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. Most of these employees were later terminated, and all of these options were cancelled. In addition, options to purchase 556,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated. As a result of the cancellation of these options the Company reversed the remaining balance of deferred compensation of $5,207 against additional paid in capital. At June 30, 2001, there were outstanding options to purchase a total of 15,000 shares of the Company's common stock.

NOTE 6  - CONTINGENCIES
-----------------------

On April 12, 1999, the Company, under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DERMARX CORPORATION VS. GERIT D. MULDER AND LEE BOORAS, alleging improper use of trade secrets and confidential information, breach of fiduciary duty, failure to assign patent rights and for return of unearned bonus payments. On July 15, 1999, the defendants filed a response denying the claims and

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


asserting counterclaims for breach of contract, failure to pay compensation including cash and stock. The plaintiffs and defendants agreed to conduct a settlement conference before the Denver District Court on October 25, 2001. Current management of the Company is not fully aware of all of the facts in connection with the action, and has not taken any steps to further prosecute the action since the date of the Merger. Management cannot presently predict the outcome of this action or the affect upon the Company if the outcome is unfavorable, but has no reason to believe that the outcome will be unfavorable to the Company or that an unfavorable outcome would result in material liability to the Company.

At August 17, 2001, the Company was not in compliance with the terms of its lease for its corporate headquarters in Irvine, California. The Company's management is in discussions with the landlord in an attempt to achieve an agreement by which the Company's obligations under this lease will be removed. Management believes that a settlement for less than the amount due under the remaining term of the lease is probable, though there can be no assurance that this will be the case. The Company is also in discussions with its trade creditors in order to negotiate payment terms that are more favorable to the Company. The outcome of these actions cannot be determined at this time, therefore the full amounts of these iabilities are included in the accompanying financial statements.

NOTE 7  - RELATED PARTY TRANSACTIONS
------------------------------------

The Company had subleased its prior office location at 5000 Birch Street, West Tower, Suite 4900, Newport Beach, CA 92660 from a company owned by Bruce Berman, the Company's former President and Chairman of the Board. On July 27, 2001, Mr. Berman sold his interest in the Company and resigned all positions he previously held in the Company and its affiliates (see Note 8). At this time, the Company is in discussions with Mr. Berman regarding the final disposition of this space.

NOTE 8  - SUBSEQUENT EVENTS
---------------------------

On August 3, 2001, in anticipation of the Company adopting a new business plan, the Company issued a press release announcing that a change of control had occurred and Mr. Todd M. Ficeto is now the controlling shareholder.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

Overview
--------

The Company's websites are at the core of its business model. The Company intends to list its client companies along with related information about the client companies (including specific financing requirements) and provide access to this information to funding sources. The Company recognizes revenue from these agreements over the period during which client companies are listed on this website. The Company's website became operational on September 1, 2000. In August 2001, a change in control of the Company occurred in anticipation of a change in the Company's ongoing business plan.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenue
-------

The Company recognized no revenue for the three month period ended June 30, 2001 compared to no revenue for the three months ended June 30, 2000. Uncertainties regarding web-based services along with volatility in the capital markets have negatively impacted demand for the Company's products.

Employee Compensation
---------------------

Employee compensation was $168,762 for the three months ended June 30, 2001 which is a 31% decrease from the employee compensation of $243,052 for the three months ended June 30, 2000. This amount consists primarily of officer and employee salaries and the decrease is primarily due to the Company's reduction in workforce implemented during the period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses were $229,454 for the three months ended June 30, 2001, which is a 49% decrease from selling, general and administrative expenses of $447,726 for the three months ended June 30, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees and the decrease is primarily due to the Company's cost controls and operational cutbacks implemented during the three months ended June 30, 2001.

Interest Income and Expense
---------------------------

Interest income for the three months ended June 30, 2001 was $545, which is a 98% decrease from the interest income of $25,463 for the three months ended June 30, 2000. The decrease is the result of lower cash balances. The Company had no interest expense for either period.

Other Income and Expense
------------------------

Other income and expense for the three months ended June 30, 2001 was a net expense of $209,134 compared to none for the three months ended June 30, 2000. The increase is due primarily to the impairment of the Company's capitalized website costs, capitalized purchased software, and furniture and equipment as a result of the impending change in the Company's business plan.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $606,804 for the three months ended June 30, 2001 which is a 9% decrease from the net loss of $666,115 for the three months ended June 30, 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue
-------

The Company recognized $2,587 in revenue for the six month period ended June 30, 2001 compared to no revenue for the six month months ended June 30 2000. This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. The small revenue total is due to uncertainties regarding web-based services along with volatility in the capital markets, which have negatively impacted demand for the Company's products.

Employee Compensation
---------------------

Employee compensation was $464,463 for the six months ended June 30, 2001 which is a 26% increase over the employee compensation of $369,284 for the six months ended June 30, 2000. This amount consists primarily of officer and employee salaries and the increase is primarily due to the Company's full operating cycle for the six months ended June 30, 2001.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses were $539,025 for the six months ended June 30, 2001, which is a 20% decrease from selling, general and administrative expenses of $672,019 for the six months ended June 30, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees. The decrease is primarily due to the Company's cost control program and operational cutbacks which were implemented during the period ending June 30, 2001.

Interest Income and Expense
---------------------------

Interest income for the six months ended June 30, 2001 was $4,358, an 87% decrease from interest income of $32,823 for the six months ended June 30, 2000. This decrease is the result of reduced cash balances. The Company had no interest expense for either period.

Other Income and Expense
------------------------

Other income and expense for the six months ended June 30, 2001 was a net expense of $406,568 compared to none for the six months ended June 30, 2000. The increase is due primarily to the impairment of the Company's capitalized website costs, capitalized purchased software, and furniture and equipment as a result of the impending change in the Company's business plan.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $1,405,511 for the six months ended June 30, 2001 which is a 39% increase over the net loss of $1,010,080 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2001, the Company had $24,726 in current assets, including $19,130 in cash. Also at June 30, 2001 current liabilities were $359,583 resulting in negative working capital of ($334,857) . The Company has used $2,685,079 in cash to fund its operating activities from the period of inception to June 30, 2001. The Company used cash in its operating activities of $913,850 for the six months ended June 30, 2001, which is a 6% increase over the cash used in operating activities of $865,982 for the six months ended June 30, 2000, primarily attributable to a full six months of active operations for the six months ended June 30, 2001. The Company had no investing activities for the six months ended June 30, 2001, as compared to the cash used in investing activities of $536,439 for the six months ended June 30, 2000, primarily attributable to capital expenditures and the buyback of the Company's common stock.. The Company received proceeds of $149,338 for the six months ended June 30, 2001, as compared to the net cash from its financing activities of $3,067,945 for the six months ended June 30, 2000, primarily attributable to the sale of common stock during the six months ended June 30, 2001.

The Company has generated insignificant revenue, and there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------

Item 1.  Legal Proceedings

         On April 12, 1999, the Company, under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DERMARX CORPORATION VS. GERIT D. MULDER AND LEE BOORAS, alleging improper use of trade secrets and confidential information, breach of fiduciary duty, failure to assign patent rights and for return of unearned bonus payments. On July 15, 1999, the defendants filed a response denying the claims and asserting counterclaims for breach of contract, failure to pay compensation including cash and stock. The plaintiffs and defendants agreed to conduct a settlement conference before the Denver District Court on October 25, 2001. Current management of the Company is not fully aware of all of the facts in connection with the action, and has not taken any steps to further prosecute the action since the date of the Merger. Management cannot presently predict the outcome of this action or the affect upon the Company if the outcome is unfavorable, but has no reason to believe that the outcome will be unfavorable to the Company or that an unfavorable outcome would result in material liability to the Company.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant  to  Regulation  D Rule  506  and/or  Regulation  S under  the
         Securities  Act  of  1933,  as  amended  ("'33  Act"),   the  following
         securities were issued:


         1) In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $149,338 net of offering costs of $14,162.

         Pursuant to Section 4(2) under the '33 Act, the following securities were issued:

         1) On March 27, 2001, the Company issued 17,250 shares of common stock to employees valued at $26,576 based on the fair value of the stock on the date of grant.

         2) On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company GoBizNow.com. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of common stock to the shareholders of GoBizNow. The Company (under its new management) is in negotiations to reduce the number of shares to be issued to certain officers and employees holding 795,200 of GoBizNow.com shares, there is no assurance that the Company will be successful in these negotiations.

         3) During the six months ended June 30, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. Most of these employees were later terminated, and all of these options were cancelled. In addition, options to purchase 556,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated. At June 30, 2001, there were outstanding options to purchase a total of 15,000 shares of the Company's common stock.

         During the six months ended June 30, 2001, the Company cancelled 75,000 shares of stock held by terminated employees. These cancellations were pursuant to severance agreements with these employees.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4:  Submission of Matters to a Vote of Securities Holders'
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------
         None

Reports on Form 8-K
-------------------
         None.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2001



                                         GPN Network, Inc.



                                         By: /s/ Todd M. Ficeto
                                             ----------------------------------
                                             Todd M. Ficeto
                                             President, Chief Executive Officer