Form 10QSB
period 2001-09-30
GOPUBLICNOW COM INC
filed 2001-11-14
CIK 793043

FORM 10-QSB

                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D. C. 20549

                                   ----------------------------------------

(X)      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  September 30, 2001

                                                    or

( )      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________  to  _____________

Commission File Number: 033-05384


                                               GPN NETWORK, INC.
                                               -----------------
                            (Exact name of Registrant as specified in its charter)


                    DELAWARE______                                               13-3301899
--------------------------------------------                    --------------------------------------------
       (State or other jurisdiction of                                        (I.R.S.  Employer
       incorporation or organization)                                        Identification No.)


1901 AVENUE OF THE STARS, STE. 1500, LOS ANGELES, CALIFORNIA                                   90067
------------------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                                              Zip Code


Registrant's telephone number, including area code                         (310) 286-2211_________________
                                                  --------------------------------------------------------


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

                  Yes       X                                                           No________
                     --------------

      The number of shares outstanding of Registrant's common stock as of November 10, 2001 was 11,830,697.


                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------

                                TABLE OF CONTENTS
                                -----------------




PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2001
                  (unaudited) and December 31,  2000.......................... 3

                  Consolidated Statements of Operations  for the Three
                  and Nine months ended September 30, 2001 (unaudited)
                  and September 30, 2000  (unaudited)......................... 4

                  Consolidated Statement of Cash Flows for the Nine
                  months ended September 30, 2001 (unaudited) and
                  September 30, 2000 (unaudited).............................. 5

                  Notes to Consolidated Financial Statements.................. 6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of  Operations..............11

PART II.          OTHER INFORMATION

     Item 1.      Legal proceedings...........................................15

     Item 2.      Changes in Securities and Use of Proceeds...................15

     Item 3.      Defaults Upon Senior Securities.............................16

     Item 4.      Submission of Matters to a Vote of Securities Holders.......16

     Item 5.      Other Information...........................................16
 .
     Item 6.      Exhibits and Reports on Form 8-K............................16

                  Signatures..................................................16

ITEM 1. FINANCIAL STATEMENTS

               GPN Network, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                                                        September 30,          December 31,
                                                                             2001                  2000
                                                                         (unaudited)
                                                                       -----------------     -----------------
                             Assets
Current assets
   Cash and cash equivalents                                       $             10,457   $           783,642
   Marketable equity securities                                                       0                39,374
   Accounts receivable                                                                0                19,666
   Prepaid expenses                                                               3,864                     0
                                                                       -----------------     -----------------
      Total Current Assets                                                       14,321               842,682

Property and equipment, net of accumulated depreciation
   and impairment reserve of $466,313 and $93,017 at
   September 30, 2001 and December 31, 2000, respectively                         5,000               404,671


Capitalized web site development cost, net of accumulated
   amortization and impairment reserve of $140,664 and $36,651                        0               104,013
   at September 30, 2001 and December 31, 2000 respectively

Other Assets                                                                     58,333               114,598

                                                                       -----------------     -----------------
                                                                   $             77,654   $         1,465,964
                                                                       =================     =================

         Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
   Accounts payable and accrued expenses                           $            316,975   $           236,001

Other liabilities                                                               150,000               150,000
Promissory note due to officer                                                   85,000
Deferred revenue                                                                      0                32,128
                                                                       -----------------     -----------------

      Total liabilities                                                         551,975               418,129

Minority interest                                                                     0               429,450

Commitments and Contingencies

Stockholders' equity
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding                             0                     0
   Common stock, $0.001 par value; 50,000,000 shares
      authorized, 11,830,697 (including 1,207,500 committed shares) and
      10,517,447 shares issued and outstanding, at September 30, 2001
      and December 31, 2000, respectively                                        11,830                10,517
   Additional paid-in capital                                                 3,273,953             2,675,107
   Deferred compensation                                                              0                (6,770)
   Accumulated deficit                                                       (3,760,104)           (2,060,469)

                                                                       -----------------     -----------------
      Total stockholder's equity (deficit)                                     (474,321)              618,385

                                                                       -----------------     -----------------
                                                                   $             77,654   $         1,465,964
                                                                       =================     =================

           See accompanying notes to consolidated financial statements

                                         GPN Network, Inc. and Subsidiaries
                                       Consolidated Statements of Operations

                                                For the Three       For the Three        For the Nine        For the Nine
                                                Months Ended          Months Ended       Months Ended        Months Ended
                                                 September 30,       September 30,       September 30,       September 30,
                                                    2001                 2000                2001                2000
                                                 (unaudited)         (unaudited)         (unaudited)          (unaudited)
                                               ----------------     -----------------  -------------------  ----------------


Revenues                                     $               0             138,932                2,587             138,932

Operating expenses:
   Employee compensation                                10,084             358,199              474,549             827,813
   Selling, general and administrative expenses        267,910             263,445              806,935             835,134

                                               ----------------     -----------------  -------------------  ----------------
      Total operating expenses                         277,994             621,644            1,281,484           1,662,947

Operating loss                                        (277,994)           (482,712)          (1,278,897)         (1,524,015)

Other income (expense):
   Interest income                                          46              18,343                4,404              51,166
   Loss on marketable securities                             0                   0              (39,374)                  0
   Loss on impairment of long-lived assets             (16,175)                  0             (404,052)                  0
   Other income (expense)                                    0                   0               20,684                   0

                                               ----------------     -----------------  -------------------  ----------------
      Total other income (expense)                     (16,129)             18,343             (418,338)             51,166

Loss before provision for taxes                       (294,123)           (464,369)          (1,697,235)         (1,472,849)

Provision for taxes                                          0                   0                2,400               1,600

                                               ----------------     ---------------    -----------------    ----------------
Net loss                                     $        (294,123)  $        (464,369)  $       (1,699,635)  $      (1,474,449)

Other comprehensive income - unrealized loss on              0             (70,863)                   0            (116,148)
   marketable equity securities, net of tax of $0

                                               ----------------     ---------------    -----------------    ----------------
Comprehensive loss                           $        (294,123)  $        (535,232)  $       (1,699,635)  $      (1,590,597)
                                               ================     ===============    =================    ================

Basic and diluted net loss available to
   common shareholder per common share       $           (0.02)              (0.04)               (0.15)              (0.14)
                                               ================     =================  ===================  ================

Basic and diluted weighted average
   common shares outstanding                        11,830,697          10,776,174           11,290,455          10,295,014
                                               ================     =================  ===================  ================


          See accompanying notes to consolidated financial statements

                   GPN Network, Inc and Subsidiaries
                 Consolidated Statements of Cash Flows

                                                                               For the Nine         For the Nine
                                                                               Months Ended         Months Ended
                                                                              September 30,        September 30,
                                                                                   2001                 2000
                                                                               (unaudited)          (unaudited)
                                                                             -----------------   -------------------
Cash flows from operating activities:
   Net loss                                                                $       (1,699,635)           (1,474,449)
   Estimated fair market value of vested common stock granted to employees             26,576                37,751
   Estimated fair market value of warrants granted to consultants                           0                12,990
   Amortization of prepaid consulting fees                                              1,563                     0
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                    89,808                72,552
      Impairment of purchased capitalized software and website                        256,347                     0
      Impairment of property and equipment                                            147,705                12,000
      Write off of securities                                                          39,374                     0
      Changes in operating assets and liabilities:
         Accounts receivable                                                           19,666               (63,788)
         Prepaid expenses                                                              (3,864)                    0
         Other assets                                                                  56,265               (18,609)
         Accounts payable and accrued expenses                                         80,975                59,731
         Deferred revenues                                                            (32,128)              (12,666)

                                                                             -----------------   -------------------
   Net cash (used in) operating activities                                         (1,017,348)           (1,374,488)
                                                                             -----------------   -------------------

Cash flows from investment activities:
   Cash paid in connection with the DMRX acquisition                                        0              (300,000)
   Purchase of property and equipment                                                       0              (296,328)
   Costs incurred to develop web site                                                       0               (97,736)
   Cash proceeds from sale of fixed assets                                              9,825

                                                                             -----------------   -------------------
   Net cash provided by (used in) investing activities                                  9,825              (694,064)
                                                                             -----------------   -------------------

Cash flows from financing activities:
   Proceeds from officer advance                                                       85,000                     0
   Payments for stock buyback                                                               0              (300,000)
   Founders' capital contribution                                                           0                   500
   Proceedsd from the sale of subsidiary common stock, net of offering costs                0               429,450
   Proceeds from the sale of common stock, net of offering costs                      149,338             3,225,270

                                                                             -----------------   -------------------
   Net cash provided by financing activities                                          234,338             3,355,220
                                                                             -----------------   -------------------

Net (decrease) increase in cash                                                      (773,185)            1,286,668

Cash at beginning of period                                                           783,642                     0

                                                                             -----------------   -------------------
Cash at end of period                                                      $           10,457  $          1,286,668
                                                                             =================   ===================

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                             $                0  $                  0
                                                                             =================   ===================
      Income Taxes                                                         $                0  $                  0
                                                                             =================   ===================




              See accompanying notes to consolidated financial statements for further discussions and noncash investing and financing activities

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements of GoPublicNow.com ("GPN" or the "Company") for the three months and nine months ended September 30, 2001 and 2000 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations and significant negative cash flows from operations for the periods ended

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


September 30, 2001 and December 31, 2000, an accumulated deficit of $3,760,104 and $2,060,469 at September 30, 2001 and December 31, 2000, respectively, and has a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. As a result of the change of the control of the Company in August, 2001 (see Note 8), the Company hopes to generate revenues from new revenue sources and increase margins as a result of new contracts and other cost cutting measures. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


Risks and Uncertainties
-----------------------

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The Company has a loss of $294,123 for the three months and $1,699,635 for the nine months ended September 30, 2001. The Company's cash balance at September 30, 2001 was $10,457. There is substantial doubt as to whether revenues projected to be generated from new business as a result of the change in control of the Company will be sufficient to fund the Company's operations, capital expenditures, working capital requirements and web site development costs for the next twelve months. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

Marketable Securities
---------------------

Marketable securities consist of equity securities and are stated at fair market value. During the three months and nine months ended September 30, 2001, the Company recorded no deferred revenue based upon the receipt of marketable securities. Pursuant to the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available for sale investments are to be recorded at their fair market value, with any unrealized gain or loss to be reported as other comprehensive income (loss) for the period, unless the loss is determined to be permanent, at which time the loss will be recorded in the statement of operations. As of September 30, 2001, the Company determined the fair market value of the underlying marketable securities to be $0, resulting in a permanent loss of $39,374 for the nine months ended September 30, 2001, which the Company recorded as a loss on marketable securities in the accompanying statements of operations.

Capitalized Web Site Development
--------------------------------

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" ("EITF 00-2"). Pursuant to EITF 00-2, the Company had capitalized approximately $140,000 of web site development costs through September 30, 2001. The Company began amortizing this website in April 2000. During the three months and nine months ended September 30, 2001, the Company has recognized amortization expenses of $0 and $35,166, respectively. See below for impairment loss recognized on intangibles at September 30, 2001.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Impairment of Long-lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

At September 30, 2001 the Company has determined that there has been an impairment of its website and of a portion of its property and equipment due to the impending change in business direction of the Company as a result of the change in control (see Note 8). As a result, the Company has written off the unamortized balance of $256,347 of its websites and purchased capitalized software and $147,705 of its property and equipment as a loss on impaired assets in the accompanying statements of operations.

Lease Liability
---------------

At September 30, 2001, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ends March 31, 2002. At September 30, 2001, the remaining amount due under the term of the lease has been accrued under accounts payable and accrued expenses in the accompanying financial statements.

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

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (no shares were dilutive at September 30, 2001 and 2000). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Accounting for Business Combinations
------------------------------------

In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "BUSINESS COMBINATIONS," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS 141 to have a material impact on its financial statements.

Accounting for Goodwill and Other Intangible Assets
---------------------------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Accounting for Asset Retirement Obligations
-------------------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June3 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

Accounting for the Impairment or Disposal of Long-lived Assets
--------------------------------------------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

NOTE 3 - OTHER ASSETS
---------------------

At September 30, 2001, Other Assets consists of the cost of acquisition of the Company's broker-dealer subsidiary GoNow Securities.

NOTE 4  - OTHER LIABILITIES
---------------------------

In June 2000, the Company signed a software licensing agreement for $300,000, of which the Company paid $150,000 and accrued $150,000, which is recorded as other liabilities in the accompanying balance sheet. The software is for website development; as a result the Company capitalized the software licensing agreement under Property and Equipment. The Company is currently in negotiations to return the software, and during the nine months ended September 30, 2001 the Company has determined that there has been an impairment of the related software due to lack of revenue and as a result, the Company has written off the unamortized balance of $187,500 as a loss on impaired assets in the accompanying statements of operations.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of September 30, 2001, no preferred shares have been designated or issued.

Common Stock
------------

In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $ 149,338 net of offering costs of $14,162.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In February 2001, the Company issued a Private Placement Memorandum (the "2001 PPM") for a total maximum offering of $3,500,000. The offering is for a maximum of 2,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one additional share of common stock for $2.50 per share. As of September 30, 2001, no units have yet been sold.

On March 27, 2001, the Company issued 17,250 shares of common stock to employees. The Company recorded non-cash compensation expense of $26,576, based on the fair market value of the stock on the date of grant.

On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company GoBizNow.com whereby 1.4 common shares of the Company's common stock were exchanged for every 1 share of GoBizNow.com common stock issued and outstanding. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of its common stock to the shareholders of GoBizNow.com valued at $429,450. The Company (under its new management) is in negotiations to reduce the number of shares to be issued to certain officers and employees holding 795,900 of GoBizNow.com shares, but there is no assurance that the Company will be successful in these negotiations and has therefore reflected the outstanding common shares at September 30, 2001 as if all 1,207,500 shares will be issued.

Stock Cancellations
-------------------

On February 7, 2001 (as adjusted during the three month period ended June 30, 2001), the Company canceled 75,000 shares of common stock that had been previously issued to employees who are no longer with the Company.

Stock Options
-------------

From time to time, the Company may issue non-plan stock options pursuant to various agreements with other compensatory arrangements. Under the terms of various employment agreements with employees, the Company issued options to purchase 571,250 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share (the estimated fair market value on the date of grant by the Company). The options vest over a periods ranging from two months to twenty-four months and are exercisable through March 2010. During the nine months ended September 30, 2001 the Company recognized $1,563 of non-cash compensation expense related to these options.

During the nine months ended September 30, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. All of these employees were later terminated, and all of these options were cancelled. In addition, options to purchase 571,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated. As a result of the cancellation of these options the Company reversed the remaining balance of deferred compensation of $6,770 against additional paid in capital. At September 30, 2001, there were no outstanding options to purchase the Company's common stock.

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

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Merger. Management cannot presently predict the outcome of this action or the affect upon the Company if the outcome is unfavorable, but has no reason to believe that the outcome will be unfavorable to the Company or that an unfavorable outcome would result in material liability to the Company.

The Company is not in compliance with the terms of its lease for its corporate headquarters in Irvine, California. The Company's management is in discussions with the landlord in an attempt to achieve an agreement by which the Company's obligations under this lease will be removed. Management believes that a settlement for less than the amount due under the remaining term of the lease is probable, though there can be no assurance that this will be the case. However, the Company has accrued for the entire amount due for the term of the lease. See
Note 2. The Company is also in discussions with its trade creditors in order to negotiate payment terms that are more favorable to the Company. The outcome of these actions cannot be determined at this time, therefore the full amounts of these liabilities are included in the accompanying financial statements.

On October 9, 2001, the Company filed a litigation in the Orange County Superior Court against Bruce Berman (GPN's former CEO and majority shareholder), Jeffrey
M. Diamond (GPN's former CTO and Secretary) and Summit Real Estate Group (Mr. Diamond's current employer). In the lawsuit the Company sued for breach of fiduciary duty, rescission, fraud and civil conspiracy related to Mr. Berman's improper transfer of Company equipment to Mr. Diamond and Summit for little or no consideration.

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

NOTE 8  - CHANGE OF CONTROL
---------------------------

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED  SEPTEMBER 30, 2001 COMPARED TO THREE
--------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------

Revenue
-------

The Company recognized no revenue for the three month period ended September 30, 2001 compared to revenue of $138,932 for the three months ended September 30, 2000. Uncertainties regarding web-based services along with volatility in the capital markets have negatively impacted demand for the Company's products.

Employee Compensation
---------------------

Employee compensation was $10,084 for the three months ended September 30, 2001 which is a 97% decrease from the employee compensation of $358,199 for the three months ended September 30, 2000. This amount consists primarily of officer and employee salaries and the decrease is primarily due to the Company's reduction in workforce implemented during the period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses were $267,910 for the three months ended September 30, 2001, which is a 2% increase from selling, general and administrative expenses of $263,445 for the three months ended September 30, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees. The amount was relatively unchanged between periods. The Company was unable to cut back these costs as they are largely fixed, contracted, or necessary.

Interest Income and Expense
---------------------------

Interest income for the three months ended September 30, 2001 was $46, which is a 99% decrease from the interest income of $18,343 for the three months ended September 30, 2000. The decrease is the result of lower cash balances. The Company had no interest expense in either period.

Other Income and Expense
------------------------

Other income and expense for the three months ending September 30, 2001 was $16,175, which consisted a loss in impairment to the company's fixed assets.

There was no other income and expense for the three months ending September 30, 2000.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $294,123 for the three months ended September 30, 2001 which is a 37% decrease from the net loss of $464,369 for the three months ended September 30, 2000.

RESULTS OF  OPERATIONS - NINE MONTHS ENDED  SEPTEMBER  30, 2001 COMPARED TO NINE
--------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------

Revenue
-------

The Company recognized $2,587 in revenue for the nine month period ended September 30, 2001 compared to $138,932 in revenue for the nine month months ended September 30 2000, which is a decrease of 98%. This revenue was derived primarily from e-commerce consulting, business development services, and listing fees. The decrease in revenue total is due to uncertainties regarding web-based services along with volatility in the capital markets, which have negatively impacted demand for the Company's products.

Employee Compensation
---------------------

Employee compensation was $474,549 for the nine months ended September 30, 2001 which is a 43% decrease over the employee compensation of $827,813 for the nine months ended September 30, 2000. This amount consists primarily of officer and employee salaries and the increase is primarily due to the Company's operational cutbacks implemented during the nine months ended September 30, 2001.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses were $806,935 for the nine months ended September 30, 2001, which is a 3% decrease from selling, general and administrative expenses of $835,134 for the nine months ended September 30, 2000. The primary components of this amount were legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees. The decrease is primarily due to the Company's cost control program and operational cutbacks which were implemented during the period ending September 30, 2001.

Interest Income and Expense
---------------------------

Interest income for the nine months ended September 30, 2001 was $4,404, a 91% decrease from interest income of $51,166 for the nine months ended September 30, 2000. This decrease is the result of reduced cash balances. The Company had no interest expense for either period.

Other Income and Expense
------------------------

Other income and expense for the nine months ended September 30, 2001 was a net expense of $422,742 compared to none for the nine months ended September 30,

2000. The increase is due primarily to the impairment of the Company's capitalized website costs, capitalized purchased software, and furniture and equipment as a result of the impending change in the Company's business plan.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $1,699,635 for the nine months ended September 30, 2001 which is a 15% increase from the net loss of $1,474,499 for the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company had $14,321 in current assets, including $10,457 in cash. Also at September 30, 2001 current liabilities were $551,975 resulting in negative working capital of ($537,654) . The Company used cash in its operating activities of $1,017,348 for the nine months ended September 30, 2001, which is a 24% decrease from the cash used in operating activities of $1,347,488 for the nine months ended September 30, 2000, primarily attributable to the Company's operational cutbacks implemented in 2001. The Company had net cash from investing activities of $9,825 for the nine months ended September 30, 2001, as compared to the cash used in investing activities of $694,064 for the nine months ended September 30, 2000, primarily attributable to capital expenditures. The Company received proceeds of $234,339 for the nine months ended September 30, 2001, as compared to the net cash provided by its financing activities of $3,355,220 for the nine months ended September 30, 2000, primarily attributable to a reduction in the sale of common stock during the nine months ended September 30, 2001

The Company has generated insignificant revenue, and there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. Under the Company's business model, the Company is compensated largely by shares of common stock in its client companies; thus the Company's success, including its ability to fund future operations, depends largely on both the liquidity and market value of its client company's common stock. There can be no assurance that the Company will be able to liquidate its client company's common stock in sufficient volume to fund the Company's future operations, if at all. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.

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

         On October 9, 2001, the Company filed a litigation in the Orange County Superior Court against Bruce Berman (GPN's former CEO and majority shareholder), Jeffrey M. Diamond (GPN's former CTO and Secretary) and Summit Real Estate Group (Mr. Diamond's current employer). In the lawsuit the Company sued for breach of fiduciary duty, rescission, fraud and civil conspiracy related to Mr. Berman's improper transfer of Company equipment to Mr. Diamond and Summit for little or no consideration.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to Regulation D Rule 506 and/or Regulation S under the Securities Act of 1933, as amended (" '33 Act"), the following securities were issued:

         1.) In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for a total of $149,338 net of offering costs of $14,162.

         Pursuant to Section 4(2) under the '33 Act, the following securities were issued:

         1.) On March 27, 2001, the Company issued 17,250 shares of common stock to employees valued at $26,576 based on the fair value of the stock on the date of grant.

         2.) On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company GoBizNow.com. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of common stock to the shareholders of GoBizNow. The Company (under its new management) is in negotiations to reduce the number of shares to be issued to certain officers and employees holding 795,200 of GoBizNow.com shares, there is no assurance that the Company will be successful in these negotiations.

         3.) During the nine months ended September 30, 2001, the Company granted options to employees to purchase 109,000 shares of stock at $2.00 per share. These employees were later terminated, and all of these options were cancelled. In addition, options to purchase 5,250 shares of the Company's stock issued prior to January 1, 2001 were cancelled when these employees were terminated. At September 30, 2001, there were no outstanding to purchase the Company's common stock.

         During the nine months ended September 30, 2001, the Company cancelled 75,000 shares of stock held by terminated employees. These cancellations were pursuant to severance agreements with these employees.


Item 3.  Defaults Upon Senior Securities
         None.

Item 4:  Submission of Matters to a Vote of Securities Holders'
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports On Form 8-K
         --------------------------------

Exhibits
--------
              None

Reports On Form 8-K
-------------------
         10.3 Form 8-K dated August 3, 2001 reporting a change in control of the Company.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001



                                        GPN Network, Inc.



                                        By:    /S/ TODD M. FICETO
                                           ----------------------
                                            Todd M. Ficeto
                                            President, Chief Executive Officer