Form 10KSB
period 2001-12-31
GPN NETWORK INC
filed 2002-04-16
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               (X) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31,2001.

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 33-05384

                                GPN NETWORK, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Delaware                                     13-3301899
  ----------------------------------------------             -------------------
         (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

1901 Avenue of The Stars, Ste. 1500, Los Angeles, California           90067
------------------------------------------------------------        -----------
     (Address of Principal Executive Offices)                        (Zip Code)

                                 (310) 785-6617
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [ X ]                          No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $59,668

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of March 22, 2002 (based on the average of the bid and asked prices as reported by the NASD OTC Bulletin Board as of that date) was approximately $179,116.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of March 22, 2002: 16,677,897.

Documents Incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [   ]        No [ X ]

                                INTRODUCTORY NOTE

THE DISCUSSIONS IN THIS FORM 10-KSB MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN ADDITION, WHEN USED IN THIS FORM 10-KSB, THE WORDS "ANTICIPATES," "IN THE OPINION," "BELIEVES," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH BELOW, AS WELL AS IN "RISK FACTORS" SET FORTH HEREIN. THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THIS LIST OF RISK FACTORS MAY NOT BE EXHAUSTIVE. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR CHANGES TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Unless the context otherwise requires, references to "we," "us," the "Company" or "GPN" mean GPN Network, Inc.

Business Development
--------------------

         GPN Network, Inc. is a Delaware corporation and, until July 2001, was engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early-stage development and small to mid-sized emerging growth companies with financial and business development services, including raising capital in private and public offerings. During 2001, due in large part to the decreased availability of investment capital to the Company's target market of Internet related, small growth companies, GPN failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue our current operations effective July 27, 2001.

         A predecessor corporation, Go Public Network, Inc., was originally organized as a Nevada corporation ("GPN-Nevada") in December 1999. Effective April 6, 2000, GPN-Nevada completed a reverse merger with DermaRX Corporation ("DermaRx"), a Delaware corporation, the shares of which were traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD"). As a result of the merger, GPN-Nevada was merged into DermaRX Corporation, DermaRX changed its name to GoPublicNow.com, Inc., and the trading symbol was changed to "GNOW." Also in connection with the merger, all of the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of the Company. Just prior to the merger, DermaRX completed a one-for-five reverse stock split. At the time of the merger and subsequent to the reverse stock split, DermaRX had 766,117 shares outstanding. By virtue of the merger, the shareholders of GPN-Nevada acquired 10,217,330 shares of the Company and consequently obtained majority control of the issued and outstanding shares of the combined entities. The total issued and outstanding shares of the combined entities immediately subsequent to the merger was 10,967,447 shares. Subsequent to the date of the merger, GPN repurchased 200,000 of the shares issued pursuant to the merger for $300,000 cash. Also, subsequent to the date of the merger, GPN reached an agreement with certain previous shareholders of DermaRX whereby 266,000 of the 766,117 shares issued in the merger were cancelled. The combined effect of these transactions was that a net of 300,117 shares were issued in the merger. Effective November 8, 2000, the Company changed its name to GPN Network, Inc.

         The shares of common Stock of the Company are traded on the NASD OTC Bulletin Board under the symbol "GPNN". We are headquartered in Los Angeles, California.

Corporate Structure
-------------------

         GPN Network has four subsidiaries: GoBizNow, com ("GoBiz"); GoNow Securities, Inc. ("GoNow"); GPN Securities, Inc. ("GPN Securities"); and Dermedics, Inc. ("Dermedics"). GoBiz was intended to provide services to assist companies in business development and expansion. These services included web development, web marketing, and early corporate development. In April 2000, the Company provided initial funding of $200,000 for GoBizNow.com. Also in April 2000, the Company commenced a private placement memorandum, and sold 294,000 shares of common stock of GoBiz for $429,450 net of offering costs of $85,050. An additional 568,500 shares of GoBiz were issued to officers and consultants. In May 2001, the Company completed the acquisition of the minority interest in GoBiz whereby 1.4 shares of the Company's common stock were exchanged for every one share of GoBiz common stock issued and outstanding. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of its common stock to stockholders of GoBiz. The Company, under its new management, is in negotiations to reduce the number of shares to be issued to certain officers and employees holding 568,500 GoBiz shares which, unless reduced, could result in the issuance of 795,900 GPN shares. The Company intends to dissolve GoBiz during 2002.

         GoNow was created by the Company for the purpose of acquiring 50% of the ownership of a securities broker-dealer business then in formation by an independent third party under the name Independent Advantage Financial & Insurance Services, Inc. ("IAF"). GoNow was approved for membership to the NASD on October 24, 2000, and was authorized to conduct investment banking activities, offer private placements of corporate equities on a best efforts basis, and provide mutual funds and annuities to its clients. On March 26, 2002, the Company completed the sale of GoNow for net proceeds of $5,000.

         GPN Securities was incorporated by the Company with the intention of providing retail broker dealer services. GPN Securities has never been active. The Company acquired the inactive corporation Dermedics as part of the DermaRX transaction.

Operations
----------

         Effective with the change of control which occurred on July 27, 2001, the Company took actions to discontinue its existing operations. Currently, the management has made the decision to hold GPN inactive until such time as an appropriate business plan can be developed. Management is currently unable to determine when such a business plan will be developed, if at all.

Employees
---------

         At December 31, 2001, GPN had no employees. Todd Ficeto is the sole director and officer of the Company. GPN currently uses the services of one consultant.

Risk Factors
------------

         Because the Company is currently inactive and has no business plan, industry specific business risks and uncertainties cannot be ascertained.

         The Company's securities involve a high degree of risk. Please carefully read this Annual Report for the Company's fiscal year ended December 31, 2001 in its entirety and seriously consider all of the factors and financial data that are herein disclosed, in particular, the specific risk factors described below.

THE AUDITORS' REPORT CONTAINS A STATEMENT THAT THE COMPANY'S NET LOSS AND NEGATIVE CASH FLOWS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         GPN has incurred losses and experienced negative operating cash flow since its formation. For the year ended December 31, 2001, GPN had a net loss of approximately $1.9 million, and negative cash flow from operations of approximately $1.0 million. GPN also had an accumulated deficit of approximately $3.9 million as of December 31, 2001. The Company expects to continue to incur operating and net losses and negative operating cash flow for the foreseeable future, and there is no assurance that the Company will ever achieve profitability or generate positive cash flow.

THE COMPANY HAS A LIMITED OPERATING HISTORY, IT CURRENTLY DOES NOT HAVE A BUSINESS PLAN AND IT MAY NEVER BE PROFITABLE.

         GPN was incorporated in December 1999 and began generating revenue in the third quarter of 2000. As of July 2001, GPN discontinued its current operations. GPN currently does not have a business plan and there is no assurance that it will develop a business plan that will be successful. If the Company seeks to grow its business, then it expects that its operating expenses will increase. As a result, the Company will need to increase its revenue to become profitable, and if its revenue does not grow as expected, or increases in its expenses appreciably exceed its expectations, the Company may never achieve profitability or positive cash flow. If GPN does achieve profitability and/or positive cash flow, there can be no assurance that GPN will be able to sustain it or improve upon it on a quarterly or annual basis for future periods.

THE COMPANY HAS NO INCOME-PRODUCING OPERATIONS OR ASSETS, WHICH, AS A RESULT, WILL CAUSE A CONTINUING DEPLETION OF ITS ASSETS.

         GPN presently has no income-producing operations or assets. Unless the Company develops a business plan that results in income-producing operations or assets or the Company enters into a business combination or acquisition of assets resulting in operational income, its assets will continue to be depleted.

THE COMPANY HAS NO PRESENT ARRANGEMENTS FOR A BUSINESS COMBINATION OR ASSET ACQUISITION.

         GPN has no present arrangements for, or ongoing negotiations with respect to any business combination or asset acquisition. Unless the Company can enter into such an arrangement, it will have to acquire additional capital to maintain its operations. Even if the Company were to enter into a business combination or asset acquisition, there is no assurance that the transaction will result in successful income-producing operations.

THERE IS NO ASSURANCE THAT GPN WILL BE ABLE TO OBTAIN ADDITIONAL FUNDS TO MAINTAIN OUR OPERATIONS.

         To date, GPN has not generated significant revenue and it has limited cash liquidity and capital resources. GPN does not offer any products or services from which it can derive revenue. The Company currently does not have a business plan for its operations. GPN's future capital requirements will depend, in the near-term, completely on obtaining additional debt or equity funding from new or existing investors, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Any equity financings would result in dilution to our then-existing stockholders. Furthermore, the possible sale of restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a stockholder or subsequent purchaser of GPN's securities in the market, and may have a depressive effect on the price of GPN's securities. Further, such sales, if substantial, might also adversely affect GPN's ability to raise additional equity capital in the future. Sources of debt financing may result in higher interest expense. There can be no assurance that these fund raising efforts will be successful. Any financing, if available, may be on terms unfavorable to us. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if it can be achieved, the Company will have sufficient funds to execute a business plan or generate positive operating results. If adequate funds are not obtained, we may not be able to continue our operations.

SALES OF ADDITIONAL COMMON STOCK MAY ADVERSELY AFFECT ITS MARKET PRICE.

         The sale or the proposed sale of substantial amounts of GPN's common stock in the public market could materially adversely affect the market price of its common stock or other outstanding securities. As of March 31, 2002, Todd

Ficeto beneficially owned 12,200,000 shares of common stock and warrants for the purchase of an additional 2,500,000 shares. Of these shares, GPN has entered into an Investor Rights Agreement with respect to 5,000,000 shares and the shares underlying the warrants. The sale of a large amount of shares by Mr. Ficeto, or the perception that such sales may occur, could adversely affect the market price for GPN's common stock or other outstanding securities.

THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE EXCHANGE ACT WILL CONTINUE TO DEPLETE THE COMPANY'S OVERHEAD AND ASSETS.

         The cost of complying with the reporting requirements created by the registration of its common stock has been fairly substantial and the cost of continuing to file all necessary reports with the Securities and Exchange Commission and obtain the necessary accountings will continue to drain our capital reserves. These costs will continue to materially increase GPN's administrative overhead and accelerate the depletion of its assets.

THE REGISTRATION OF ADDITIONAL SHARES OF COMMON STOCK UNDER THE SECURITIES ACT WILL CAUSE FURTHER LOSSES

         In January 2002, GPN entered into an Investor Rights Agreement granting Todd Ficeto certain registration rights with respect to 5,000,000 shares of common stock and 2,500,000 shares of common stock underlying warrants. The Company expects that the legal, accounting, and other costs associated with the registration of those shares will be substantial and cause further losses.

THE COMPANY HAS NO PRESENT ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTENCE.

         The Company has no present arrangement under which it might acquire any additional capital needed to continue its existence. There is no assurance that it will be able to develop any such capital source.

THE MARKET PRICE FOR THE COMPANY'S COMMON STOCK MAY CONTINUE TO BE VOLATILE.

     The market price for the Company's common stock reached a high of $3.50 per share during the first quarter of 2001 and a low of $0.02 per share during the fourth quarter of 2001. In addition, the Company's common stock has experienced volume fluctuations and periods of infrequent trading. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. If the Company is unable to develop a business plan, the market price and volume of its common stock may also be materially adversely affected and the Company may experience difficulty in raising capital.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

         Although GPN's common stock trades on the NASD OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin

Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market which provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

         In the event that GPN's common stock is not included on the OTC Bulletin Board and does not qualify for the NASDAQ Stock Market, quotes for the securities may be included in the "pink sheets" for the over-the-counter market, which provides even less liquidity than the OTC Bulletin Board.

GPN'S COMMON STOCK IS CONSIDERED A "PENNY STOCK."

         The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Securities and Exchange Commission Rules 15g-2 through 15g-6, Rules made effective on July 15, 1992. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

         Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

         Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

RISKS OF UNKNOWN LIABILITIES AS A RESULT OF REVERSE MERGER

         GPN became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to us for which we may be held liable. GPN has no insurance for liabilities incurred as a result of business conducted prior to the reverse merger.

CONTROL BY OFFICER, DIRECTOR AND MAJORITY STOCKHOLDER

         GPN is controlled by Todd M. Ficeto, who beneficially owns 76.7% of the Company's outstanding common stock. Mr. Ficeto serves as GPN's only officer and sole member of the board of directors. As a result, Mr. Ficeto is able to elect a majority of GPN's board of directors, to dissolve, merge, or sell the assets of the Company, and to direct and control the Company's operations, policies, and business decisions.

ITEM 2.           DESCRIPTION OF PROPERTY

         Until May 31, 2001, the Company and its subsidiaries leased 5,889 square feet of office space in Irvine, California, at a monthly cost of $13,700. The Company is in default of the terms of this lease and has accrued $123,492 under net liabilities from discontinued operations in its balance sheet. The Company is currently in negotiations with its landlord to resolve this dispute. The Company currently is located in 200 square feet of office space in Los Angeles, California, which is provided rent-free by a company controlled by its majority stockholder.

ITEM 3.           LEGAL PROCEEDINGS

     In April 1999, the Company as DermaRx, under its former management, filed a complaint in the Denver District Court against two former employees of the Company, entitled DermaRx Corporation vs. Gerit D. Mulder and Lee Booras, alleging improper use of trade secrets and confidential information (first claim), breach of fiduciary duty (second claim), failure to assign patent rights (third claim) and for return of performance bonus (fourth claim) as to Defendant Mulder and breach of fiduciary duty (fifth claim) as to defendant Booras. Defendants Mulder and Booras generally denied DermaRx's allegations and asserted counterclaims sounding in breach of contract as to DermaRX and third-party claims regarding wage claims against DermaRx and former DermaRx CEO MaryAnne Carroll as an individual. DermaRx and Ms. Carroll generally denied the allegations of the counterclaims and third party claims. Defendant Booras has requested summary judgment in connection with DermaRx's first through fourth Claims. Defendant Booras has requested summary judgment in connection with DermaRx's fifth claim. This matter was scheduled for trial commencing March 19, 2001. The trial date was vacated in June 2001 and the parties entered into a settlement agreement, which provided for a mutual release of the parties from any and all claims relating to the action. The action was dismissed with prejudice and the case closed on December 19, 2001.

         On December 4, 2001, a complaint captioned Silver & Deboskey v. GPN Network, Inc. (f/k/a GoPublicNow.com f/k/a DermaRx, Inc. or DermaRx Corporation) was filed in District Court in Denver, Colorado (Case #01 CV 6678). The complaint seeks compensation for legal services allegedly rendered to DermaRx in the amount of $18,693.20, plus post judgment interest. The Company failed to file a responsive pleading to the action. Consequently, on or about February 19, 2002, Silver & Deboskey filed with the court a Motion For Entry Of Default Judgment, requesting an entry of default for the total amount of $18,693.20, which was denied by the court on March 19, 2002. On March 8, 2002, GPN filed an answer. The outcome of litigation is uncertain and there can be no assurance that the Company will be successful in its defense.

         On October 9, 2001, GPN Network,  Inc. filed a complaint  against Bruce
A. Berman, Jeffrey M. Diamond, and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case #01CC12872). The complaint alleges four causes of action: (1) Breach of Fiduciary Duty; (2) Rescission; (3) Fraud; and
(4) Civil Conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified Cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On December 21, 2001, GPN filed a Demurrer to Mr. Berman's cross-complaint. GPN subsequently granted Mr. Berman's request to file an amended complaint, which has not yet been filed or served. On November 30, 2001, Jeffrey M. Diamond filed a Demurrer to GPN's Complaint. On January 23, 2002, GPN filed a First Amended Complaint, naming an additional defendant, Timothy C. Capps. The First Amended Complaint also added an additional cause of action against Mr. Diamond for breach of fiduciary duty. Mr. Diamond has filed a petition to compel arbitration for certain causes of action. In March 2002, GPN, Mr. Berman and Summit agreed to a settlement in principal, whereby Mr. Berman will waive all claims against GPN and indemnify GPN for any claims brought by former landlords related to back or future rent for premises occupied by GPN before August 2001, and GPN will release Mr. Berman from all claims relating to the pending action. The settlement with Summit provides for a mutual release and GPN's repurchase of a telephone system for $2,900. There can be no assurances that the settlement with Mr. Berman and Summit will be consummated on the terms agreed to in principal or at all. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "GPNN". From April 7 to November 8, 2000, the Company's common stock was traded under the symbol "GNOW". Prior to April 6, 2000, the Company's common stock traded under the symbol "DMRX". The following table sets forth the high and low bid prices for the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                             2001

                                    High                Low
   ------------------------- ------------------ ------------------
   1st Quarter                  $    3.50          $    1.63
   2nd Quarter                       2.75               0.24
   3rd Quarter                       0.38               0.14
   4th Quarter                       0.18               0.02
   ------------------------- ------------------ ------------------


                                             2000

                                    High                Low
   ------------------------- ------------------ ------------------
   1st Quarter                  $    3.75          $    0.08
   2nd Quarter                       6.63               0.75
   3rd Quarter                       3.50               1.34
   4th Quarter                       3.50               1.19
   ------------------------- ------------------ ------------------


         At March 23, 2002, there were approximately 340 holders of record of the Company's Common Stock.

         The Company has not paid any dividends on its shares of common stock since its inception and does not anticipate that dividends will be paid in the immediate future.

                     RECENT SALES OF UNREGISTERED SECURITIES

         During 2000, the Company sold 294,000 shares of common stock in GoBiz for $1.75 per share. In May 2001, the Company purchased this minority interest in GoBiz by exchanging one share of GoBiz common stock for 1.4 shares of the Company's common stock. The net effect of these transactions resulted in the issuance of shares of stock in the Company as follows:

                            Sales       Price         Shares
                            -----       -----         ------

GoBiz Acquisition          $514,500     $1.25         411,600

         In January and February 2001, the Company conducted a limited offer whereby the owners of certain $7.50 and $10.00 warrants were granted the opportunity to exercise these warrants in Warrant Units (each consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) for $1.00 per Warrant Unit and receive, in exchange for each Warrant Unit, one new Unit ("New Unit") consisting of one share of Common Stock of the Company, one new warrant exercisable for $2.50 per share and one new warrant exercisable for $5.00 per share. These new warrants vest immediately and expire on December 31, 2003. The owners of these warrants exercised 163,500 Warrant Units and accordingly the following increases or (decreases) in warrants outstanding occurred:

Shares of Common     Warrants at     Warrants at     Warrants at    Warrants at
 Stock at $1.00        $2.50            $5.00           $7.50          $10.00
----------------     -----------     -----------     -----------    -----------

   163,500             163,500          163,500        (163,500)      (163,500)


     During the year ended December 31, 2001, the Company issued an aggregate of 167,250 shares of common stock to employees. The Company also cancelled 352,500 shares of common stock issued to terminated employees per the terms of their employment agreements. In addition, the Company repurchased and cancelled 25,000 shares of common stock from an employee in exchange for a severance payment of $11,000.

     On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company, GoBizNow.com, whereby 1.4 shares of the Company's common stock were exchanged for every one share of GoBizNow.com common stock issued and outstanding. Pursuant to this transaction, the Company issued 411,600 shares of its common stock to the shareholders of GoBizNow. The Company, under its new management, is in negotiations to reduce the number of shares issued to certain officers and employees holding 568,500 of GoBizNow.com shares potentially exchangeable pursuant to the terms of the GoBizNow.com acquisition agreement for 795,900 of the Company's shares. There is no assurance that the Company will be successful in these negotiations and has therefore reflected the outstanding common shares at December 31, 2001 as if all 795,900 shares have been issued.

     From time to time, the Company may issue non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with employees, during the year ended December 31, 2001, the Company issued options to purchase 109,000 shares of the Company's common stock at an exercise price of $2.00 per share.

         In January 2002, the Company sold to Todd M. Ficeto, the Company's sole director and officer, 2,500,000 units at $0.06 per unit for a total purchase price of $150,000. Each unit sold included two shares of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock at $0.03 per share. The warrants are currently exercisable. The sale of the units resulted in the issuance of 5,000,000 shares of the Company's common stock and warrants exercisable for 2,500,000 shares of common stock.

         The issuances mentioned above involve "restricted securities" because the issuances were made in reliance upon the exemption from registration provided by Section 4(2), Regulation D and/or Regulation S of the 1933 Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH
FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE," OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FACTORS DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH BELOW, AS WELL AS IN "RISK FACTORS" SET FORTH HEREIN. GPN NETWORK UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GPN NETWORK FILES FROM TIME-TO-TIME WITH THE SEC.

Overview
--------

     Pursuant to an acquisition agreement effective April 6, 2000, GPN-Nevada completed a transaction whereby it was merged with and into DermaRX and the separate corporate existence of GPN-Nevada ceased. The transaction was recorded as a "reverse acquisition" where GPN-Nevada was considered to be the accounting acquirer as it retained control of DermaRx after the merger. Simultaneously with the Merger, the name DermaRx was changed to GoPublicNow.com, and all the outstanding shares of common stock of GPN-Nevada were exchanged on a one-for-one basis for shares of common stock of GPN. Immediately prior to the merger, the common stock of DermaRx was reduced by a one for five reverse stock split. On November 8, 2000, the Company changed its name from GoPublicNow.com to GPN Network, Inc.

     During 2001, due in large part to the decreased availability of investment capital to the Company's target market of internet related, small growth companies, GPN Network failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management. The Company's new management discontinued the Company's current operations effective July 27, 2001. As a result, operations of the Company through December 31, 2001 are reported as discontinued operations. The Company currently does not have any plan of operations and there can be no assurance that a plan will be adopted in the next twelve months.

     The financial statements and notes thereto for the periods ended December 31, 2001 and 2000 are presented in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB No. 30"). Pursuant to APB No. 30, the Consolidated Statements of Operations for the periods ended December 31, 2001 and 2000 reflect the loss from discontinued operations as a single line item. The discussion below is based upon the detail line items of the consolidated statements of operations, and not upon this summary presentation.

RESULTS OF OPERATIONS FOR THE PERIOD ENDING DECEMBER 31, 2001 COMPARED TO THE PERIOD ENDING DECEMBER 31, 2000

Revenue
-------
     Because the Company discontinued its only revenue producing activities during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending December 31, 2001. For the twelve months ending December 31, 2001, the Company recognized revenue of $59,668 from discontinued operations, which was derived primarily from e-commerce consulting and business development services. For the twelve months ended December 31, 2000, the Company recognized $174,011 of revenue from discontinued operations, which was derived primarily from e-commerce consulting, business development services, and listing fees.

Employee Compensation
---------------------
     There was no employee compensation from continuing operations during the twelve months ended December 31, 2001 or 2000. There was employee compensation from discontinued operations of $508,973 and $1,173,990, respectively, for the periods ended December 31, 2001 and 2000. These amounts were composed primarily of officer and employee salaries.

Selling, General, and Administrative Expenses
---------------------------------------------
     During the period ending December 31, 2001, there was $19,982 of selling, general and administrative expenses from continuing operations. This amount was composed of legal and accounting fees. There was no selling, general, and administrative expense from continuing operations for the twelve months ended December 31, 2000. Also during the period ending December 31, 2001, there was $1,434,914 of selling, general, and administrative expenses from discontinued operations, consisting primarily of legal and accounting fees, impairment expense, depreciation and amortization, rent, advertising, and internet content and service fees. During the twelve months ended December 31, 2000, there was $1,108,601 of selling, general, and administrative expenses from discontinued operations, which were composed primarily of legal and accounting fees, depreciation and amortization, rent, advertising, and internet content and service fees.

Interest Income and Expense
---------------------------
     During the period ending December 31, 2001, there was no interest income from continuing operations, and there was $1,662 of interest expense from continuing operations, consisting of interest on notes payable. Also during the period ending December 31, 2001, there was $4,357 of interest income from discontinued operations. During the comparable period in 2000, there was $62,511 of interest income from discontinued operations. The difference is due to higher cash balances maintained in 2000.

Loss From Continuing Operations
-------------------------------
     For the reasons stated above, the Company had a net loss from continuing operations of $19,982 for the twelve months ending December 31, 2001. There was no continuing operating activity for the twelve months ending December 31, 2000.

Loss From Discontinued Operations
---------------------------------

     During the twelve months ending December 31, 2001, the Company recorded a net loss from discontinued operations of $1,860,727. This amount consists of the loss from discontinued operations from January 1, 2001, through July 27, 2001, the date of discontinuance, of $1,456,924, plus the loss on disposal of discontinued operations of $403,803. The loss from discontinued operations is composed primarily of the loss due to the impairment of assets, officer and employee salaries, and facilities expense, including rent. The loss from disposal of discontinued operations represents the loss from discontinued operations from the date of discontinuance through December 31, 2001. This amount is composed primarily of the loss due to the impairment of assets, officer and employee salaries, and facilities expenses, including rent. The loss from discontinued operations was $2,060,469 during the year ending December 31, 2000.

Net Loss
--------

     For the reasons stated above, the Company's net loss for the twelve months ending December 31, 2001 was $1,882,371 compared to a net loss for the twelve months ending December 31, 2000 of $2,060,469.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2001, the Company had $5,964 in current assets, including $5,275 in cash. Also at December 31, 2001, current liabilities were $587,934. The Company currently has no business plan, and there is no assurance that a viable plan will be obtained and implemented. In January 2002, the Company raised $150,000 through a sale of common stock to its majority stockholder. This amount is approximately 23% of the amount of debt on the Company's balance sheet at December 31, 2001. For the near term, the Company will be completely dependent upon its ability to raise additional funds, and there is no assurance that this will be possible on terms that are favorable to the Company, if at all.

Going Concern
-------------

         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $1,882,371 and $1,018,867, respectively, for the year ended December 31, 2001, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. In the absence of significant revenue and profits, and since the Company has no specific operational business plan, the Company, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if it can be achieved, the Company will have sufficient funds to execute a business plan or generate positive operating results.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements of the Company are attached hereto as pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Year ended December 31, 2000
----------------------------

         The firm of Miller and McCollom was engaged to perform the audit of the DermaRX entity for the period ended February 29, 2000. The firm of Corbin & Wertz was engaged to perform the audit of GPN for the period ended December 31, 2000.

         The audit reports of Miller and McCollom on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the Company. During the Company's two most recent fiscal years from December 31, 2000 and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Year ended December 31, 2001
----------------------------

         On January 1, 2002, the Company terminated its relationship with Corbin & Wertz as the Company's independent certified public accountants. The decision to change accountants was approved by the Company's Board of Directors. Corbin &

Wertz's report on the consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles; however, such report contained an explanatory paragraph relating to substantial doubt regarding the uncertainty of the Company's ability to continue as a going concern. In connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2000, and the subsequent interim period immediately preceding the date of termination of Corbin & Wertz, the Company had no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Corbin & Wertz, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the consolidated financial statements of the Company. Corbin & Wertz has furnished to the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company in its Current Report on Form 8-K, as amended, as filed on January 23, 2002.

         On January 1, 2002, the Company engaged Singer Lewak Greenbaum & Goldstein LLP as its new independent accountants. Such engagement was approved by the Company's Board of Directors. In the Company's two most recent fiscal years and any subsequent interim period to the date of engagement, the Company has not consulted with Singer Lewak Greenbaum & Goldstein LLP regarding either:
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Singer Lewak Greenbaum & Goldstein LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or event, as those terms are used in Item 304(a)(1)(iv)of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Todd M. Ficeto is the Company's sole officer and director. Executive officers are elected annually by the Board of Directors. Board members serve one-year terms until their death, resignation or removal by the Board of Directors.

Name              Age       Position
----              ---       --------

Todd M. Ficeto    35        Chief Executive Officer, President, Chief Financial
                            Officer and Director

     Todd M. Ficeto became the Company's sole Director, Chief Financial Officer and Secretary in July 2001 in connection with his acquisition of the majority of the Company's common stock. In August 2001, he was also elected to Chief Executive Officer and President. Mr. Ficeto founded VMR Capital Markets, U.S. in

1995 and is currently its President and Chairman. Mr. Ficeto has been in the investment banking industry since 1989.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries. Neither person received bonus awards, stock options or certain other compensation, whether paid or deferred, during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                                        -------------------
   Name and Principal Position            Year                 Salary
   ---------------------------------      -----         -------------------
 Todd M. Ficeto (1).................      2001                 $     0

                                          2001                 $  91,067
 Bruce Berman (2)...................      2000                 $ 115,620

 -------------------------

     (1) Todd M. Ficeto became the Company's Chief Financial Officer and Secretary in July 2001 and Chief Executive Officer and President in August 2001.

     (2) Bruce Berman was the Company's Founder, President, and Chief Executive Officer from inception until July 2001. Mr. Berman received an annual salary of $120,000. Mr. Berman also received a net car allowance of $1,349. In his capacity as a director of GobizNow, he received $1,000 per quarter, and as Chairman of GoBizNow, Mr. Berman received a monthly salary of $2,500. Mr. Berman had declined the Company's offer of health insurance and instead received a net amount of $100 per month in lieu thereof. All of these items are included in the "Salary" column of the summary compensation table above.

Option/SAR Grants in Last  Fiscal Year
--------------------------------------

         None.

Aggregate Options Exercised in Last Fiscal Year End Y/E Option Values
--------------------------------------------------------------------

         None.

     The Company has both an Incentive Stock Option Plan and an Executive Stock Option Plan which were utilized in prior years when the Company operated as DermaRX. There are currently no options outstanding under either of these plans and management does not intend to issue any options under either of these plans. The Company may introduce a new Incentive Stock Option Plan and/or Executive Stock Option Plan at the discretion of the Board of Directors. On January 2, 2001, the Company declared a stock bonus payable to non-officer employees. The total number of shares issued pursuant to this bonus was 17,250 all of which were restricted shares of common stock. From time to time, at the recommendation of management, the Board of Directors had granted stock options to various employees. These options were issued pursuant to individual grants and were not under an existing plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of March 22, 2002, with respect to (i) Todd M. Ficeto, who is the only person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, and who is the sole officer and director of the Company, and
(ii) the officers and directors of the Company as a group.

    Name and Address         Beneficial Ownership           Percentage of Class
    ----------------         --------------------           -------------------
    Todd M. Ficeto           14,700,000 shares(1)                  76.7%
    Officers and Directors
        as a group(2)        14,700,000 shares(1)                  76.7%

------------------
(1) Includes 2,500,000 shares of common stock underlying currently exercisable warrants.

(2) Mr. Berman resigned as the Company's President and Chief Executive Officer in July 2001.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the terms of a Stock Purchase Agreement dated as of July 27, 2001, Todd Ficeto acquired 7,200,000 shares of the Company's Common Stock from The Berman Family Trust. Mr. Ficeto paid $275,000 for the shares.

         On August 3, 2001, the Company received a loan from Todd Ficeto in the amount of $27,000. The amount plus interest accrued at the rate of 6% is due on demand.

         On September 7, 2001, the Company received a loan from a company controlled by Mr. Ficeto, the Company's majority stockholder, for $50,000. The amount plus interest accrued at the rate of 6% is due on September 8, 2003.

         On January 8, 2002, Todd Ficeto, the Company's sole officer and director, purchased 2,500,000 Units from the Company, each Unit consisting of two shares of common stock and one Warrant, for a purchase price of $150,000. The Warrants and shares of common stock were immediately detachable. The transaction resulted in the issuance of 5,000,000 shares of Common Stock and warrants exercisable for 2,500,000 shares of common stock. The warrants are immediately exercisable and terminate January 7, 2007. The warrants automatically adjust upon certain events, including any stock splits, dividends or distributions, reclassification, capital reorganization, merger or consolidation. In connection with the purchase of the Units, the Company and Mr. Ficeto also entered into an Investor Rights Agreement granting Mr. Ficeto certain registration rights with respect to the shares of common stock.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         Independent Auditors' Report.

         Consolidated Balance Sheet as of December 31, 2001.

         Consolidated Statement of Operations for the twelve months ended December 31, 2001 and 2000.

         Consolidated Statement of Stockholders' Equity (Deficit) for the twelve months ended December 31, 2001 and 2000.

         Consolidated Statement of Cash Flows for the twelve months ended December 31, 2001 and 2000.

         Notes to Consolidated Financial Statements.

                                    Exhibits
                                    --------

        Exhibit
        Number                                Description
        ------                                -----------
        2.1 Stock Purchase Agreement, dated as of July 27, 2001, by and between Todd Ficeto and The Berman Family Trust (incorporated by reference to exhibit 2.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 3, 2001.

        3.1 Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1985

        3.1(a) Certificate of Amendment filed with the Delaware Secretary of State on July 16, 1987

        3.1(b) Certificate of Amendment filed with the Delaware Secretary of State on February 3, 1992

        3.1(c) Certificate of Amendment filed with the Delaware Secretary of State on November 23, 1992

        3.1(d) Certificate of Amendment filed with the Delaware Secretary of State on December 15, 1994

        3.1(e) Certificate of Amendment filed with the Delaware Secretary of State on November 7, 1995

        3.1(f) Certificate of Amendment filed with the Delaware Secretary of State on December 30, 1996

        3.1(g) Certificate of Merger of GoPublicNow.com, Inc. into DermaRx Corporation filed with the Delaware Secretary of State on April 6, 2000 (incorporated by reference to exhibit 3.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 20, 2000)

        3.1(h) Certificate of Amendment filed with the Delaware Secretary of State on November 8, 2000

        3(b)              By-Laws of the Company, as amended and restated.

        10.1 Shell Acquisition Agreement dated February 24, 2000 by and between DermaRx Corp., a Delaware corporation, shareholders of DermaRx Corp. who are the owners or otherwise represent at least 51% of all of the issued and outstanding common stock and GoPublicNow.com, Inc. (incorporated by reference to exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 20, 2000).

        10.2 Limited Offer to Exercise Outstanding Warrant Units, dated December 1, 2000 (incorporated by reference to exhibit 10(b) of the Registrant's Form 10-KSB for the year ended December 31, 2000).

        10.3 Warrant agreement dated December 1, 2000 (incorporated by reference to exhibit 10(c) of the Registrant's Form 10-KSB for the year ended December 31, 2000).

        10.4 Confidential Private Placement Memorandum dated February 20, 2001 (incorporated by reference to exhibit 10(d) of the Registrant's Form 10-KSB for the year ended December 31, 2000).

        10.5 Warrant agreement dated February 12, 2001 (incorporated by reference to exhibit 10(e) of the Registrant's Form 10-KSB for the year ended December 31, 2000).

        10.6 Investor Rights Agreement, dated January 8, 2002 between the Registrant and Todd Ficeto.

        10.7              Warrant dated January 8, 2002 issued to Todd Ficeto.


(b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002


                                 GPN Network, Inc.

                                 By:
                                 ----------------------------
                                   Todd M. Ficeto
                                   President, Chief Executive Officer and Chief
                                   Financial Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


               Name                 Title                        Date
           -------------          ----------                   ----------

                                 President, Chief Executive
                                 Officer, Chief Financial
        --------------------     Officer, Director
        Todd M.Ficeto                                         April 16, 2002