Form 10QSB
period 2002-03-31
GPN NETWORK INC
filed 2002-05-15
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  March 31, 2002

                                       or

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________  to  _____________

                       Commission File Number: 033-05384


                                GPN Network, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      13-3301899
--------------------------                   -----------------------------------
(State or other jurisdiction of                      (I.R.S.  Employer
incorporation or organization)                      Identification No.)


1901 Avenue of the Stars, Ste. 1500, Los Angeles, California            90067
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            Zip Code


Registrant's telephone number, including area code        (310) 286-2211
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

     Yes    X                                       No
    --------------                                    -------------

     The number of shares outstanding of Registrant's common stock as of May 8, 2002 was 16,677,897.

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------


                                TABLE OF CONTENTS
                                -----------------



                                                                     Page Number
                                                                     -----------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of  March 31, 2002 (unaudited) ......3

           Consolidated Statements of Operations  for the Three months ended
           March 31, 2002 (unaudited) and March 31, 2001 (unaudited)...........4

           Consolidated Statement of Cash Flows for the Three months ended
           March 31, 2002 (unaudited) and March 31, 2001 (unaudited)...........5

           Notes to Consolidated Financial Statements..........................6

  Item 2.  Management's Discussion and Analysis of  Financial Condition
           and Results of  Operations..........................................9

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................14

  Item 2.  Changes in Securities and Use of Proceeds..........................15

  Item 3.  Defaults Upon Senior Securities....................................15

  Item 4.  Submission of Matters to a Vote of Securities Holders..............15

  Item 5.  Other Information..................................................15

  Item 6.  Exhibits and Reports on Form 8-K...................................15

           Signatures.........................................................16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      GPN Network, Inc. and Subsidiaries
                          Consolidated Balance Sheet

                                                         March 31,
                                                           2002
                                                        (unaudited)
                                                        -----------
                          Assets
Current assets
   Cash and cash equivalents                               $ 2,826
                                                        -----------
      Total current assets                                   2,826
                                                        -----------
Total assets                                               $ 2,826
                                                        ===========

           Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable and accrued liabilities               $ 25,724
   Promissory note to shareholder                           17,024
   Net liabilities of discontinued operations              457,060
                                                        -----------
      Total current liabilities                            499,808

   Note payable to affiliate                                51,765
                                                        -----------
     Total liabilities                                     551,573

Commitments and Contingencies

Stockholders' deficit
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized,
      no shares outstanding                                   0
   Common stock, $0.001 par value;
      50,000,000 shares authorized,
      16,677,897 shares issued and outstanding              16,678
   Additional paid-in capital                            3,431,306
   Accumulated deficit                                  (3,996,731)
                                                        -----------
      Total stockholder's deficit                         (548,747)
                                                        -----------

Total liabilities and stockholders' deficit                $ 2,826
                                                        ===========
         See accompanying notes to consolidated financial statements.

          GPN Network, Inc. and Subsidiaries
         Consolidated Statements of Operations

                                          For the Three        For the Three
                                           Months Ended        Months Ended
                                            March 31,            March 31,
                                               2002                2001
                                           (unaudited)          (unaudited)
                                           -----------          -----------

Revenues                                   $     0              $     0

Operating expenses:
   Employee compensation                         0                    0
   Selling, general and
       administrative expenses                50,489                  0
                                          -----------           -----------
      Total operating expenses                50,489                  0

Operating loss                               (50,489)                 0

Other income (expense):
   Interest income (expense)                  (1,802)                 0
                                           -----------          -----------
      Total other income (expense)            (1,802)                 0

   Loss from continuing operations           (52,291)                 0

   Provision for income taxes                  1,600                  0
                                           -----------          -----------
   Net loss from continuing operations       (53,891)                 0

   Discontinued operations:

    Loss from discontinued operations            0                (798,706)
                                           -----------          -----------
    Net loss from discontinued operations        0                (798,706)
                                           -----------          -----------
Net loss                                   $ (53,891)           $ (798,706)
                                           ===========          ===========
Basic and diluted loss per common share
   from continuing operations              $     0.00           $     0.00
   from discontinued operations                  0.00                (0.08)
                                           -----------          -----------
       Total basic loss per share          $     0.00           $    (0.08)
                                           ===========          ===========
Basic and diluted weighted average
   common shares outstanding               15,789,008            10,399,786
                                           ===========          ===========

        See accompanying notes to consolidated financial statements

                   GPN Network, Inc and Subsidiaries
                 Consolidated Statements of Cash Flows

                                                For the Three    For the Three
                                                Months Ended      Months Ended
                                                  March 31,        March 31,
                                                    2002              2001
                                                 (unaudited)      (unaudited)
                                                 -----------      -----------

Cash flows from operating activities:
  Net loss from continuing operations             $ (53,891)      $ (798,706)
 Adjustments to reconcile net loss from
   continuing operations to net cash
   used in operating activities:
    Amortization of prepaid consulting fees             0              1,563
    Depreciation and amortization                       0             63,654
    Write off of capitalized softaware                  0            187,500
    Write off of securities                             0             39,374
Changes in operating assets and liabilities:
    Accounts receivable                                 0             19,666
    Prepaid expenses                                    0            (40,040)
    Other assets                                        0            (10,568)
    Accounts payable and accrued expenses            26,851          (59,680)
    Deferred revenues                                   0            (31,003)
                                                 -----------      -----------
   Net cash provided by (used in)
     continuing operating activities                (27,040)        (628,240)

   Net cash provided by (used in)
     discontinued operating activities             (103,185)             0
                                                 -----------      -----------
        Total net cash provided by  (used in)
          operating activities                     (130,225)        (628,240)

Cash flows from investing activities:
      Minority interest                                 0             (1,761)
   Net cash provided by (used in)                -----------      -----------
     investing activities                               0             (1,761)

Cash flows from financing activities:
   Principal payment of short
     term loan - shareholder                        (11,000)             0
   Proceeds from the sale of common stock,
     net of offering costs                          138,776          151,101
                                                 -----------      -----------
   Net cash provided by financing activities        127,776          151,101


Net increase (decrease) in cash                      (2,449)        (478,900)

Cash at beginning of period                           5,275          783,642
                                                 -----------      -----------
Cash at end of period                              $  2,826       $  304,742
                                                 ===========      ===========

      See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three months ended March 31, 2002 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - THE COMPANY
--------------------

GPN Network, Inc. is a Delaware corporation and, until July 2001, was engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early-stage development and small to mid-sized emerging growth companies with financial and business development services, including raising capital in private and public offerings. During 2001, due in large part to the decreased availability of investment capital to the Company's target market of Internet related, small growth companies, GPN failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue the Company's current operations effective July 27, 2001.

The shares of common Stock of the Company are traded on the NASD OTC Bulletin Board under the symbol "GPNN". The Company is headquartered in Los Angeles, California.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and GoBizNow.com, GPN Securities, Inc., and Dermedics, Inc. GoBizNow.com is an operating company, whose merger into the Company was completed as of June 30, 2001. GoNow Securities, GPN Securities, and Dermedics, Inc. are inactive. During the three months ended March 31, 2002, the Company completed the sale of its inactive subsidiary GoNow Securities, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,996,731 as of March 31, 2002 and significant negative cash flows from operations for the twelve months ended December 31, 2001 and the three months ended March 31, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company currently has no specific operational business plan and accordingly will depend completely on additional funds to finance its short-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Lease Liability
---------------

At March 31, 2002, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ends March 31, 2002. During the twelve months ended December 31, 2001, the remaining amount due under the term of the lease has been accrued under accounts payable and accrued expenses.

Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:


                                                           For the Periods Ended
                                                                  March 31,
                                                                  ---------
                                                               2002       2001
                                                               ----       ----
Options outstanding under the Company's stock option plans 632,125 672,050 Warrants issued in conjunction with the sale of common stock 4,722,244 2,222,244
Warrants issued to consultants for services rendered            20,125    20,125


NOTE 3 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of March 31, 2002, no preferred shares have been designated or issued.

Common Stock
------------

In January 2002, the Company completed the sale of 2,500,000 units, each unit consisting of two shares of Common Stock and one five year Warrant to purchase one share of Common Stock at $0.03 per share. The price per unit was $0.06. The total amount of the sale was $138,776, net of offering costs of $11,224.

NOTE 4 - SALE OF SUBSIDIARY
---------------------------

On March 26, 2002, the Company completed the sale of its subsidiary GoNow Securities, Inc. for net proceeds of $5,000.

NOTE 5  - CONTINGENCIES
-----------------------

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

On December 4, 2001, a complaint captioned Silver & Deboskey v. GPN Network, Inc. (f/k/a GoPublicNow.com f/k/a DermaRx, Inc. or DermaRx Corporation) was filed in District Court in Denver, Colorado (Case #01 CV 6678). The complaint seeks compensation for legal services allegedly rendered to DermaRx in the amount of $18,693.20, plus post judgment interest. The Company failed to file a responsive pleading to the action. Consequently, on or about February 19, 2002, Silver & Deboskey filed with the court a Motion For Entry Of Default Judgment, requesting an entry of default for the total amount of $18,693.20, which was denied by the court on March 19, 2002. On March 8, 2002, GPN filed an answer. A trial date has been set for September 2002. The outcome of litigation is uncertain and there can be no assurance that the Company will be successful in its defense.

On October 9, 2001, GPN Network, Inc. filed a complaint against Bruce A. Berman, Jeffrey M. Diamond, and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case #01CC12872). The complaint alleges four causes of action: (1) Breach of Fiduciary Duty; (2) Rescission; (3) Fraud; and (4) Civil Conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified Cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On December 21, 2001, GPN filed a Demurrer to Mr. Berman's cross-complaint. GPN subsequently granted Mr. Berman's request to file an amended complaint, which has not yet been filed or served. On November 30, 2001, Jeffrey M. Diamond filed a Demurrer to GPN's Complaint. On January 23, 2002, GPN filed a First Amended Complaint, naming an additional defendant, Timothy C. Capps. The First Amended Complaint also added an additional cause of action against Mr. Diamond for breach of fiduciary duty. The court has granted a petition to compel arbitration for certain causes of action regarding Mr. Diamond. In March 2002, GPN, Mr. Berman and Summit agreed to a settlement in principal, whereby Mr. Berman will waive all claims against GPN and indemnify GPN for any claims brought by former landlords related to back or future rent for premises occupied by GPN before August 2001, and GPN will release Mr. Berman from all claims relating to the pending action. The settlement with Summit provides for a mutual release and GPN's repurchase of a telephone system for $2,900. There can be no assurances that the settlement with Mr. Berman and Summit will be consummated on the terms agreed to in principal or at all. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

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

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, GPN NETWORK'S LIMITED OPERATING HISTORY AND DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN, THE UNPREDICTABILITY OF ITS FUTURE REVENUES AND LACK OF A BUSINESS PLAN, CONTINUED DEPLETION OF ITS ASSETS, THE ABILITY TO OBTAIN ADDITIONAL FUNDS, AND LACK OF A TRADING MARKET FOR ITS STOCK. GPN NETWORK UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GPN NETWORK FILES FROM TIME-TO-TIME WITH THE SEC.

Overview
--------

During 2001, due in large part to the decreased availability of investment capital to the Company's target market of internet related, small growth companies, GPN Network failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue the Company's current operations effective July 27, 2001. As a result, operations of the Company through December 31, 2001 are reported as discontinued operations. The Company is currently engaged in preliminary discussions regarding possible business combinations or asset acquisitions but no definitive arrangements are yet in place and there can be no assurance that any transaction will be consummated.

The financial statements and notes thereto for the periods ended March 31, 2002 and 2001 are presented in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB No. 30"). Pursuant to APB No. 30, the Consolidated
Statements of Operations for the periods ended December 31, 2001 and 2000 reflect the loss from discontinued operations as a single line item. The discussion below is based upon the detail line items of the consolidated statements of operations, and not upon this summary presentation.

RESULTS OF  OPERATIONS  - THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED TO THREE
--------------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2001
---------------------------

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending March 31, 2002. During the three months ended March 31, 2001, the Company recognized $2,587 of revenue, which was derived primarily from listing fees.

Employee Compensation
---------------------

There was no employee compensation from continuing operations during the three months ended March 31, 2002. During the three months ending March 31, 2001, there was $295,701 of employee compensation which consisted primarily of officer and employee salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $50,489 for the three months ended March 31, 2002, which is an 84% decrease from selling, general and administrative expenses of $309,571 for the three months ended March 31, 2001. The primary components of this amount for the three months ended March 31, 2002 were legal and accounting fees. The decrease was caused by decreased depreciation, amortization, rent, advertising, and internet fees due to the Company's discontinuation of its business activities.

Interest Income and Expense
---------------------------

Interest expense for the three months ended March 31, 2002 was $1,802. Interest income for the three months ended March 31, 2001 was $3,813. The net difference of $5,615 is due to lower cash balances during 2002 and an increase in interest bearing debt.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $53,891 for the three months ended March 31, 2002 which is a 93% decrease from the net loss of $798,706 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002, the Company had $2,826 in current assets, all of which was cash. Also at March 31, 2002 current liabilities were $499,808 resulting in negative working capital of ($496,982). During the three months ended March 31, 2002, the Company used cash in its discontinued operating activities of $103,185 and in its continuing operating activities of $27,040. During the three months ended March 31, 2002, the Company had net cash from financing activities of $127,776.

The Company is currently inactive. There is no guarantee that the Company will locate or develop a viable business model, and there is no guarantee that the Company will be able to generate sufficient revenue to fund future operations. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all. The Company is currently engaged in preliminary discussions regarding possible business combinations or asset acquisitions but no definitive arrangements are yet in place and there can be no assurance that any transaction will be consummated.

Risk Factors
------------

The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In addition to the other information in this Report on Form 10-QSB, the following risk factors should be considered carefully in evaluating the Company and its business:

GOING CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2001 Form 10KSB that the Company has incurred significant losses from operations and significant negative cash flows from operations, has an accumulated deficit and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

THE COMPANY HAS A LIMITED OPERATING HISTORY, IT CURRENTLY DOES NOT HAVE A BUSINESS PLAN, AND IT MAY NEVER BE PROFITABLE.

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

THE COMPANY HAS NO INCOME-PROUCING ASSETS, WHICH, AS A RESULT, WILL CAUSE A CONTINUING DEPLETION OF ITS ASSETS.

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

THERE IS NO ASSURANCE THAT GPN WILL BE ABLE TO OBTAIN ADDITIONAL FUNDS TO MAINTAIN OUR OPERATIONS.

To date, the Company has not generated significant revenue and it has limited cash liquidity and capital resources. GPN does not offer any products or services from which it can derive revenue. The Company currently does not have a business plan for its operations. GPN's future capital requirements will depend, in the near-term, completely on obtaining additional debt or equity funding from new or existing investors.

Any equity financings would result in dilution to our then-existing stockholders. Furthermore, the possible sale of restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a stockholder or subsequent purchaser of the Company's securities in the market, and may have a depressive effect on the price of the Company's securities. Further, such sales, if substantial, might also adversely affect the Company's ability to raise additional equity capital in the future. Sources of debt financing may result in higher interest expense. There can be no assurance that these fund raising efforts will be successful. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may not be able to continue our operations.

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

THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION.

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

THE REGISTRATION OF ADDITIONAL SHARES OF COMMON STOCK UNDER THE SECURITIES ACT WILL CAUSE FURTHER LOSSES.

In January 2002, GPN entered into an Investor Rights Agreement granting Todd Ficeto certain registration rights with respect to 5,000,000 shares of common stock and 2,500,000 shares of common stock underlying warrants. The Company expects that the legal, accounting, and other costs associated with the registration of those shares will be substantial and cause further losses.

THE COMPANY HAS NO PRESENT ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTANCE.

The Company has no present arrangement under which it might acquire any additional capital needed to continue its existence. There is no assurance that it will be able to develop any such capital source.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC MARKET.

Although GPN's common stock trades on the OTC Bulletin Board maintained by the National Association of Securities Dealers, a regular trading market for the securities may not be sustained in the future. The National Association of Securities Dealers has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market.

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

GPN'S COMMON STOCK IS CONSIDERED A "PENNY STOCK".

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Securities and Exchange Commission Rules 15g-2 through 15g-6, Rules made effective on July 15, 1992. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange;
(iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

RISKS OF UNKNOWN LIABILITIES AS A RESULT OF REVERSE MERGER.

GPN became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to us for which we may be held liable. GPN has no insurance for liabilities incurred as a result of business conducted prior to the reverse merger.

CONTROL BY OFFICER, DIRECTOR AND MAJORITY STOCKHOLDER.

The Company is controlled by Todd M. Ficeto, who beneficially owns 76.7% of the Company's outstanding common stock. Mr. Ficeto serves as the Company's only officer and sole member of the board of directors. As a result, Mr. Ficeto is able to elect a majority of the Company's board of directors, to dissolve, merge, or sell the assets of the Company, and to direct and control the Company's operations, policies, and business decisions.


                           PART II - OTHER INFORMATION
                           ---------------------------

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------

Item 1.  Legal Proceedings

On December 4, 2001,  a complaint  captioned  Silver & Deboskey v. GPN  Network,
                                              ----------------------------------
Inc. (f/k/a  GoPublicNow.com  f/k/a DermaRx,  Inc. or DermaRx  Corporation)  was
---------------------------------------------------------------------------
filed in District Court in Denver, Colorado (Case #01 CV 6678). The complaint seeks compensation for legal services allegedly rendered to DermaRx in the amount of $18,693.20, plus post judgment interest. The Company failed to file a responsive pleading to the action. Consequently, on or about February 19, 2002, Silver & Deboskey filed with the court a Motion For Entry Of Default Judgment, requesting an entry of default for the total amount of $18,693.20, which was denied by the court on March 19, 2002. On March 8, 2002, GPN filed an answer. A trial date has been set for September 2002. The outcome of litigation is uncertain and there can be no assurance that the Company will be successful in its defense.

On October 9, 2001, GPN Network, Inc. filed a complaint against Bruce A. Berman, Jeffrey M. Diamond, and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case #01CC12872). The complaint alleges four causes of action: (1) Breach of Fiduciary Duty; (2) Rescission; (3) Fraud; and (4) Civil Conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified Cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On December 21, 2001, GPN filed a Demurrer to Mr. Berman's cross-complaint. GPN subsequently granted Mr. Berman's request to file an amended complaint, which has not yet been filed or served. On November 30, 2001, Jeffrey M. Diamond filed a Demurrer to GPN's Complaint. On January 23, 2002, GPN filed a First Amended Complaint, naming an additional defendant, Timothy C. Capps. The First Amended Complaint also added an additional cause of action against Mr. Diamond for breach of fiduciary duty. The court has granted a petition to compel arbitration for certain causes of action regarding Mr. Diamond. In March 2002, GPN, Mr. Berman and Summit agreed to a settlement in principal, whereby Mr. Berman will waive all claims against GPN and indemnify GPN for any claims brought by former landlords related to back or future rent for premises occupied by GPN before August 2001, and GPN will release Mr. Berman from all claims relating to the pending action. The settlement with Summit provides for a mutual release and GPN's repurchase of a telephone system for $2,900. There can be no assurances that the settlement with Mr. Berman and Summit will be consummated on the terms agreed to in principal or at all. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

Item 2.  Changes in Securities and Use of Proceeds

     Pursuant to Section 4(2) under the '33 Act, the following securities were issued:

         1.) During the three months ended March 31, 2002, the Company sold 2,500,000 units for $0.06 per unit, each unit consisting of two shares of Common Stock and one five-year warrant to purchase an additional share of Common Stock at $0.03 per share. The warrants are currently exercisable. The sale of the units resulted in the issuance of 5,000,000 shares of the Company's common stock and warrants exercisable for 2,500,000 shares of common stock


Item 3.  Defaults Upon Senior Securities
         None.

Item 4:  Submission of Matters to a Vote of Securities Holders'
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits
--------


   10.1 Investor  Rights   Agreement,   dated  January  8,  2002  between  the
        Registrant and Todd Ficeto.

   10.2 Warrant dated January 8, 2002 issued to Todd Ficeto.

   10.3 Stock  Purchase   Agreement   dated  September  7,  2001  between  the
          Registrant   and   Terra   Industries,    Inc.   regarding   sale   of
          GoNowSecurities, Inc.

   10.3(a)Closing agreement dated February 26, 2002 between the Registrant,
        Terra Industries, Inc. and William A. Husa.


Reports on Form 8-K
-------------------

     Form 8-K dated January 1, 2002, as amended, reporting Item 4. regarding a change in the Company's outside auditors.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2002



                                GPN Network, Inc.



                                By:    /s/ Todd M. Ficeto
                                   ----------------------
                                    Todd M. Ficeto
                                    President, Chief Executive Officer