Form 10QSB
period 2002-06-30
GPN NETWORK INC
filed 2002-08-14
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ----------------------------------------

                                   FORM 10-QSB
                                   -----------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

                                       or

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________  to  _____________


                        Commission File Number: 033-05384

                                GPN Network, Inc.
             (Exact name of Registrant as specified in its charter)


                  Delaware                           13-3301899
       --------------------------------    --------------------------------
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


        1901 Avenue of the Stars, Ste. 1950, Los Angeles, California 90067
       --------------------------------------------------------------------
           (Address of principal executive offices including zip code)


       Registrant's telephone number, including area code: (310) 286-2211
                                                          -----------------


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X          No
                     ---------        ---------

       The number of shares outstanding of Registrant's common stock as of July 28, 2002 was 16,152,897.

Transitional Small Business Disclosure Format (check one):

                  Yes               No    X
                     ---------        ---------

                       GPN NETWORK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                     Page Number

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheet as of  June 30, 2002 (unaudited) .......3

            Consolidated  Statements of Operations  for the Three months
            ended  June  30,  2002   (unaudited)  and  2001 (unaudited)
            and Six months ended June 30, 2002 (unaudited) and 2001
            (unaudited)....................................................... 4

            Consolidated Statement of Cash Flows for the Six months ended
            June 30, 2002 (unaudited) and June 30, 2001 (unaudited)............5

            Notes to Consolidated Financial Statements.........................6

   Item 2.  Management's Discussion and Analysis of  Financial Condition
            and Results of  Operations.........................................9

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................14

   Item 2.  Changes in Securities and Use of Proceeds.........................14

   Item 3.  Defaults Upon Senior Securities...................................14

   Item 4.  Submission of Matters to a Vote of Securities Holders.............14

   Item 5.  Other Information.................................................14

   Item 6.  Exhibits and Reports on Form 8-K..................................14

            Signatures........................................................15

ITEM 1. FINANCIAL STATEMENTS

                      GPN Network, Inc. and Subsidiaries
                          Consolidated Balance Sheet

                                                                     June 30,
                                                                       2002
                                                                    -----------
                                                                    (unaudited)
                                    Assets
Current assets
   Cash and cash equivalents                                        $    2,041
                                                                    -----------
      Total current assets                                               2,041
                                                                    -----------
Total assets                                                           $ 2,041
                                                                    ===========
                     Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable and accrued liabilities                           $ 83,053
   Promissory note to shareholder                                       24,913
   Net liabilities of discontinued operations                          462,060
                                                                    -----------
      Total current liabilities                                        570,026

   Note payable to affiliate                                            52,550
                                                                    -----------

     Total liabilities                                                 622,576
                                                                    -----------
Commitments and Contingencies

Stockholders' deficit
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding                  0
   Common stock, $0.001 par value; 50,000,000 shares authorized,
      16,677,897 shares issued and outstanding                          16,678
   Additional paid-in capital                                        3,431,306
   Accumulated deficit                                              (4,068,519)
                                                                    -----------
      Total stockholder's deficit                                     (620,535)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    2,041
                                                                    ===========

         See accompanying notes to consolidated financial statements.


                       GPN Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                          For the Three    For the Three    For the Six      For the Six
                                           Months Ended     Months Ended    Months Ended     Months Ended
                                             June 30,         June 30,        June 30,         June 30,
                                               2002             2001            2002             2001
                                          -------------    -------------    -------------    -------------
                                            (unaudited)      (unaudited)      (unaudited)      (unaudited)
Revenues                                  $      0         $      0         $      0         $      0

Operating expenses:
   Employee compensation                         0                0                0                0
   Selling, general and
     administrative expenses                  70,325              0            120,814              0
                                          -------------    -------------    -------------    -------------
      Total operating expenses                70,325              0            120,814              0

Operating loss                               (70,325)             0           (120,814)             0

Other income (expense):
   Interest income (expense)                  (1,174)             0             (2,976)             0
                                          -------------    -------------    -------------    -------------
      Total other income (expense)            (1,174)             0             (2,976)             0

Loss from continuing operations              (71,499)             0           (123,790)             0

   Provision for income taxes                    289              0              1,889              0
                                          -------------    -------------    -------------    -------------
Net loss from continuing operations          (71,788)             0           (125,679)             0

   Discontinued operations:

    Loss from discontinued operations            0           (606,804)             0          (1,405,511)
                                          -------------    -------------    -------------    -------------
    Net loss from discontinued operations        0           (606,804)             0          (1,405,511)
                                          -------------    -------------    -------------    -------------
Net loss                                  $  (71,788)      $ (606,804)      $ (125,679)      $(1,405,511)
                                          =============    =============    =============    =============
Basic and diluted loss per common share
   from continuing operations             $    0.00        $     -          $   (0.01)       $    0.00
   from discontinued operations                  -             (0.05)             -              (0.12)
                                          -------------    -------------    -------------    -------------
       Total basic loss per share         $    0.00        $   (0.05)       $   (0.01)       $   (0.12)
                                          =============    =============    =============    =============
Basic and diluted weighted average
   common shares outstanding               16,677,897       11,034,543       16,456,903       11,332,287
                                          =============    =============    =============    =============


      See accompanying notes to consolidated financial statements

                         GPN Network, Inc and Subsidiaries
                       Consolidated Statements of Cash Flows

                                                 For the Six      For the Six
                                                 Months Ended     Months Ended
                                                   June 30,         June 30,
                                                     2002             2001
                                                 -------------   -------------
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:
 Net loss from continuing operations:            $  (125,679)    $(1,405,511)
  Adjustments to reconcile net loss from
     continuing operations to net cash
     used in operating activities:
   Estimated fair market value of vested
     common stock granted to employees                  0             26,576
   Amortization of prepaid consulting fees              0              1,563
   Depreciation and amortization                        0             86,820
   Impairment of purchased capitalized
     software and website                               0            262,758
   Impairment of property and equipment                 0            128,106
   Write off of securities                              0             39,374
Changes in operating assets and liabilities:
   Accounts receivable                                  0             19,666
   Prepaid expenses                                     0             (5,596)
   Other assets                                          689          (9,061)
   Accounts payable and accrued expenses              85,354         (26,417)
   Deferred revenues                                    0            (32,128)
                                                 -------------   -------------
   Net cash provided by (used in)
     continuing operating activities                 (39,636)       (913,850)

   Net cash provided by (used in)
     discontinued operating activities               (98,874)           0
                                                 -------------   -------------
        Total net cash provided by
          (used in) operating activities            (138,510)       (913,850)

Cash flows from financing activities:
   Principal payment of short
     term loan - shareholder                         (15,000)           0
   Increase in short-term loan - shareholder          11,500            0
   Proceeds from the sale of common stock,
     net of offering costs                           138,776         149,338
                                                 -------------   -------------

   Net cash provided by financing activities         135,276         149,338


Net increase (decrease) in cash                       (3,234)       (764,512)

Cash at beginning of period                            5,275         783,642
                                                 -------------   -------------

Cash at end of period                            $     2,041     $    19,130
                                                 =============   =============

            See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three and six months ended June 30, 2002 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and GoBizNow.com, GoNow Securities, Inc., GPN Securities, Inc., and Dermedics, Inc. GoBizNow.com was an operating company, whose merger into the Company was completed as of June 30, 2001. GoBizNow.com was dissolved on June 13, 2002. On March 26, 2002, the Company completed the sale of its inactive subsidiary GoNow Securities, Inc. GPN Securities, and Dermedics, Inc. are inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $4,068,519 as of June 30, 2002 and significant net losses and negative cash flows from operations for the twelve months ended December 31, 2001 and six months ended June 30, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company currently has no specific operational business plan and accordingly will depend completely on additional funds to finance its short-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Lease Liability
---------------

At June 30, 2002, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ended March 31, 2002. At June 30, 2002, the remaining amount due under the term of the lease has been accrued under accounts payable and accrued expenses.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                   For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                    -----------------       -----------------
                                      2002      2001          2002       2001
                                    -------   -------       -------    -------

Options outstanding under the
   Company's stock option plans     632,125    672,050       632,125    672,050
Warrants issued in conjunction
   with the sale of common stock  4,722,244  2,222,244     4,722,244  2,222,244
Warrants issued to consultants
   for services rendered             20,125     20,125        20,125     20,125

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of June 30, 2002, no preferred shares have been designated or issued.

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

On December 4, 2001, a complaint captioned SILVER & DEBOSKEY V. GPN NETWORK, INC. (F/K/A GOPUBLICNOW.COM F/K/A DERMARX, INC. OR DERMARX CORPORATION) was filed in District Court in Denver, Colorado (Case No. 01 CV 6678). The complaint seeks compensation for legal services allegedly rendered to DermaRx in the amount of $18,693.20, plus post judgment interest. GPN failed to file a responsive pleading to the action. Consequently, on or about February 19, 2002, Silver & Debosky filed with the court a motion for entry of default judgment, requesting an entry of default for the total amount of $18,693.20, which was denied by the court on March 19, 2002. On March 8, 2002, GPN filed an answer. The outcome of litigation is uncertain and there can be no assurance that GPN will be successful in its defense.

On October 9, 2001, GPN filed a complaint against Bruce A. Berman, Jeffrey M. Diamond and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case No. 01CC12872). The complaint alleges four causes of action: (1) breach of fiduciary duty, (2) rescission, (3) fraud, and (4) civil conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On January 23, 2002, GPN filed a first amended complaint, naming an additional defendant, Timothy C. Capps. In July 2002, GPN reached resolution of its disputes with its former officers. In connection with the resolution, GPN received a waiver of all claims, indemnification for claims by a former landlord related to back and future rent for premises occupied by GPN before August 2001, and the return of shares of GPN's common stock. In return, GPN waived all of its claims and paid $20,000.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

NOTE 6  - SUBSEQUENT EVENT
--------------------------

On July 30, 2002, the Company filed a registration statement (file no. 333-97363) on Form SB-2 with the Securities and Exchange Commission in order to register for sale 14,700,000 shares of common stock held by the Company's majority shareholder. The Company will receive no proceeds from the sale of these shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
-----------------------------------------------  -------------------------------
OF OPERATIONS
-------------


The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, GPN NETWORK'S LIMITED OPERATING HISTORY AND DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN, THE UNPREDICTABILITY OF ITS FUTURE REVENUES AND LACK OF A BUSINESS PLAN, CONTINUED DEPLETION OF ITS ASSETS, THE ABILITY TO OBTAIN ADDITIONAL FUNDS, AND LACK OF A TRADING MARKET FOR ITS STOCK, . GPN NETWORK UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT GPN NETWORK FILES FROM TIME-TO-TIME WITH THE SEC.

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

The financial statements and notes thereto for the periods ended three and six months ended June 30, 2002 and 2001 are presented in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB No. 30"). Pursuant to APB No. 30, the Consolidated Statements of Operations for the three and six months ended June 30, 2001 reflect the loss from discontinued operations as a single line item. The discussion below is based upon the detail line items of the consolidated statements of operations, and not upon this summary presentation.

RESULTS OF  OPERATIONS  - THREE  MONTHS  ENDED JUNE 30,  2002  COMPARED TO THREE
--------------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2001
--------------------------

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending June 30, 2002. During the three months ended June 30, 2001, the Company recognized no revenue.

Employee Compensation
---------------------

There was no employee compensation from continuing operations during the three months ended June 30, 2002. During the three months ending June 30, 2001, there was $168,762 of employee compensation which consisted primarily of officer and employee salaries.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $70,326 for the three months ended June 30, 2002, which is a decrease of 69% from selling, general and administrative expenses of $229,454 for the three months ended June 30, 2001. The primary components of this amount for the three months ended June 30, 2002 were legal and accounting fees. The decrease was caused by decreased depreciation, amortization, rent, advertising, and internet fees due to the Company's discontinuation of its business activities.

Net Interest Income and (Expense)
---------------------------------

Net interest income (expense) for the three months ended June 30, 2002 was ($1,174). Net interest income (expense) for the three months ended June 30, 2001 was $545. The net difference of $1,719 is due to lower cash balances during 2002 and an increase in interest bearing debt.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $71,788 for the three months ended June 30, 2002 which is an 88% decrease from the net loss of $606,804 for the three months ended June 30, 2001.

RESULTS OF  OPERATIONS - SIX MONTHS  ENDED JUNE 30, 2002  COMPARED TO SIX MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 2001
-------------------

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending June 30, 2002. During the six months ended June 30, 2001, the Company recognized revenue of $2,587, consisting primarily of listing fees.

Employee Compensation
---------------------

There was no employee compensation from continuing operations during the six months ended June 30, 2002. During the six months ending June 30, 2001, there was $464,463 of employee compensation which consisted primarily of officer and employee salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $120,814 for the six months ended June 30, 2002, which is a decrease of 78% from selling, general and administrative expenses of $539,025 for the six months ended June 30, 2001. The primary components of this amount for the six months ended June 30, 2002 were legal and accounting fees. The decrease was caused by decreased depreciation, amortization, rent, advertising, and internet fees due to the Company's discontinuation of its business activities.

Net Interest Income and (Expense)
---------------------------------

Net interest income (expense) for the six months ended June 30, 2002 was ($2,976). Net interest income (expense) for the six months ended June 30, 2001 was $4,358. The net difference of $7,334 is due to lower cash balances during 2002 and an increase in interest bearing debt.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $125,679 for the six months ended June 30, 2002 which is a 91% decrease from the net loss of $1,405,511 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2002, the Company had $2,041 in current assets, all of which was cash. Also at June 30, 2002 current liabilities were $570,027 resulting in negative working capital of $567,986. During the six months ended June 30, 2002, the Company used cash in its discontinued operating activities of $98,874 and in its continuing operating activities of $39,636. During the six months ended June 30, 2002, the Company had net cash from financing activities of $135,276.

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

RISK FACTORS
------------

In addition to the other information in this Form 10-QSB, the following factors should be considered in evaluating us and our business. Because we are currently inactive and have no business plan, industry specific business risks and uncertainties cannot be ascertained.

                     RISKS RELATED TO OUR FINANCIAL RESULTS

THE AUDITORS' REPORT CONTAINS A STATEMENT THAT OUR NEXT LOSS AND NEGATIVE CASH FLOWS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report dated March 4, 2002, on our consolidated financial statements for the year ended December 31, 2001 that we have incurred significant losses from operations and significant negative cash flows from operations, have an accumulated deficit and a lack of operations history, among other matters, that raise substantial doubt about our ability to continue as a going concern. We hope to continue to fund operations through additional debt and equity financing arrangements which we believe may be insufficient to fund our capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. Therefore, we may be required to seek additional funds to finance our long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operation results.

WE HAVE A LIMITED OPERATING HISTORY, WE CURRENTLY DO NOT HAVE A BUSINESS PLAN AND WE MAY NEVER BE PROFITABLE.

We were incorporated in December 1999 and began generating revenue in the third quarter of 2000. As of July 2001, we discontinued our current operations. We currently do not have a business plan and there is no assurance that we will develop a business plan that will be successful. If we seek to grow our business, then we expect that our operating expenses will increase. As a result, we will need to increase our revenue to become profitable, and if our revenue does not grow as expected, or increases in our expenses appreciably exceed our expectations, we may never achieve profitability or positive cash flow. If we do achieve profitability and/or positive cash flow, there can be no assurance that we will be able to sustain it or improve upon it on a quarterly or annual basis for future periods.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE NO INCOME-PRODUCING OPERATIONS OR ASSETS, WHICH, AS A RESULT, WILL CAUSE A CONTINUING DEPLETION OF OUR ASSETS.

We presently have no income-producing operations or assets. Unless we develop a business plan that results in income-producing operations or assets, or we enter into a business combination or acquisition of assets resulting in operational income, our assets will continue to be depleted.

THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ENTER INTO A BUSINESS COMBINATION OR ASSET ACQUISITION.

We are in preliminary negotiations with respect to the acquisition of a record label company. However, no plan of merger or other agreement has been executed, and unless we are able to enter into such an agreement, we will have to acquire additional capital to maintain our operations. Even if we were to enter into such a business combination or asset acquisition, there is no assurance that the transaction will result in successful income-producing operations.

THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL FUNDS TO MAINTAIN OUR OPERATIONS.

To date, we have not generated significant revenue and we have limited cash liquidity and capital resources. We do not offer any products or services from which we can derive revenue. We currently do not have a business plan for our operations. Our future capital requirements will depend, in the near-term, completely on obtaining additional debt or equity funding from new or existing investors, which we believe may be insufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Any equity financings would result in dilution to our then-existing stockholders. Furthermore, the possible sale of restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a stockholder or subsequent purchaser of our securities in the market, and may have a depressive effect on the price of our securities. Further, such sales, if substantial, might also adversely affect our ability to raise additional equity capital in the future. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us.

In connection with our preliminary negotiations to merge with or acquire a record label company, we are also in discussions to enter into an agreement where we would acquire additional capital needed to continue our existence. However, no such agreement has been executed, and there is no assurance that these fund raising efforts will be successful and on terms favorable to us. The successful outcome of these preliminary negotiations or any other future activities cannot be determined at this time, and there are no assurances that, if any can be achieved, we will have sufficient funds to execute a business plan or generate positive operating results. If adequate funds are not obtained, we may not be able to continue our operations.

RISKS OF UNKNOWN LIABILITIES AS A RESULT OF REVERSE MERGER.

We became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to us for which we may be held liable. We have no insurance for liabilities insurred as a result of business conducted prior to the reverse merger.

CONTROL BY OFFICER, DIRECTOR, AND MAJORITY STOCKHOLDER.

We are controlled by Todd M. Ficeto, who beneficially owns 78.8% of our outstanding common stock. Mr. Ficeto serves as our only officer and sole member of the board of directors. As a result, Mr. Ficeto is able to elect a majority of our board of directors, to dissolve, merge, or sell our assets, and to direct and control our operations, policies, and business decisions.

SALES OF ADDITIONAL COMMON STOCK MAY ADVERSELY AFFECT OUR MARKET PRICE.

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of June 30, 2002, Todd M. Ficeto, our sole officer and director, beneficially owned 12,200,000 shares of common stock and warrants for the purchase of an additional 2,500,000 shares. Of these shares, we have entered into an Investor Rights Agreement with respect to 5,000,000 shares and the shares underlying the warrants. The sale of a large amount of shares by Mr. Ficeto, or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934 WILL CONTINUE TO DEPLETE OUR OVERHEAD AND ASSETS.

The cost of complying with the reporting requirements created by the registration of our common stock has been fairly substantial and the cost of continuing to file all necessary reports with the Securities and Exchange Commission and obtain the necessary accountings will continue to drain our capital reserves. These costs will continue to materially increase our administrative overhead and accelerate the depletion of our assets.

THE REGISTRATION OF ADDITIONAL SHARES OF COMMON STOCK UNDER THE SECURITIES ACT OF 1933 WILL CAUSE FURTHER LOSSES.

In January 2002, we entered into an Investor Rights Agreement granting Todd M. Ficeto, our sole officer and director, certain registration rights with respect to 5,000,000 shares of common stock and 2,500,000 shares of common stock underlying warrants. We expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial and cause further losses.

                           PART II - OTHER INFORMATION

                       GPN NETWORK, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings

The following is an update of the reports (previously included in a Form 8-K dated April 29, 2002 and the Form 10-QSB dated May 15, 2002) of recent developments in one previously reported legal proceeding that should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

On October 9, 2001, GPN filed a complaint against Bruce A. Berman, Jeffrey M. Diamond and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case No. 01CC12872). The complaint alleges four causes of action: (1) breach of fiduciary duty, (2) rescission, (3) fraud, and (4) civil conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On January 23, 2002, GPN filed a first amended complaint, naming an additional defendant, Timothy C. Capps. In July 2002, GPN reached resolution of its disputes with its former officers. In connection with the resolution, GPN received a waiver of all claims, indemnification for claims by a former landlord related to back and future rent for premises occupied by GPN before August 2001, and the return of shares of GPN's common stock. In return, GPN waived all of its claims and paid $20,000.


Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4:  Submission of Matters to a Vote of Securities Holders'
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits
   --------

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

b. Reports on Form 8-K
   -------------------
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.



                                   GPN Network, Inc.



                                  By:  /s/ Todd M. Ficeto
                                      -------------------
                                           Todd M. Ficeto
                                           President and Chief Executive Officer