Form 10QSB
period 2002-09-30
GPN NETWORK INC
filed 2002-11-19
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    ________________________________________

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from ___________ to _____________


                        Commission File Number: 033-05384

                                GPN Network, Inc.
                                ----------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                13-3301899
    -------------------------------          -------------------------------
    (State or other jurisdiction of                 (I.R.S.  Employer
    incorporation or organization)                  Identification No.)


       1901 Avenue of the Stars, Suite 1950, Los Angeles, California 90067
       -------------------------------------------------------------------
           (Address of principal executive offices including zip code)


       Registrant's telephone number, including area code: (310) 286-2211
                                                           --------------


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X          No
                     -----          -----

       The number of shares outstanding of Registrant's common stock as of November 17, 2002 was 16,152,897.

Transitional Small Business Disclosure Format (check one):

                  Yes             No  X
                     -----          -----

                       GPN NETWORK, INC. AND SUBSIDIARIES
                       ----------------------------------


                                TABLE OF CONTENTS
                                -----------------



                                                                    Page Number
                                                                    -----------
PART I.        FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Consolidated Balance Sheet as of
            September 30, 2002 (unaudited)..................................3

            Consolidated Statements of Discontinued Operations
            for the Three months ended September 30, 2002 (unaudited)
            and 2001 (unaudited) and Nine months ended
            September 30, 2002 (unaudited) and 2001 (unaudited).............4

            Consolidated Statement of Cash Flows for the
            Nine months ended September 30, 2002 (unaudited)
            and September 30, 2001 (unaudited)..............................5

            Notes to Consolidated Financial Statements......................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9

  Item 3.   Controls and Procedures

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings..............................................17

  Item 2.   Changes in Securities and Use of Proceeds......................17

  Item 3.   Defaults Upon Senior Securities................................17

  Item 4.   Submission of Matters to a Vote of Securities Holders..........17

  Item 5.   Other Information..............................................17

  Item 6.   Exhibits and Reports on Form 8-K...............................17

            Signatures.....................................................18

                       GPN Network, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                              September 30,
                                                                  2002
                                                              -------------
                                                               (unaudited)
                                     Assets
Current assets
   Cash and cash equivalents                                  $      1,363
                                                              -------------
      Total current assets                                           1,363

                                                              -------------
Total assets                                                  $      1,363
                                                              =============

                      Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable and accrued liabilities                   $    122,866
   Promissory note to shareholder                                   54,630
   Net liabilities of discontinued operations                      442,060
                                                              -------------

      Total current liabilities                                    619,556

   Note payable to affiliate                                        53,356
                                                              -------------

      Total liabilities                                            672,912

Commitments and Contingencies

Stockholders' deficit Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding
   Common stock, $0.001 par value; 50,000,000 shares
      authorized, 16,152,897 shares issued and outstanding          16,153
   Additional paid-in capital                                    3,431,830
   Accumulated deficit                                          (4,119,532)
                                                              -------------
      Total stockholder's deficit                                 (671,549)

                                                              -------------
Total liabilities and stockholders' deficit                   $      1,363
                                                              =============

          See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
               Consolidated Statements of Discontinued Operations


                                              For the Three     For the Three     For the Nine      For the Nine
                                              Months Ended      Months Ended      Months Ended      Months Ended
                                              September 30,     September 30,     September 30,     September 30,
                                                  2002              2001              2002              2001
                                             ---------------   ---------------   ---------------   ---------------
                                               (unaudited)       (unaudited)       (unaudited)       (unaudited)

Revenues                                     $          -      $          -      $          -      $          -

Operating expenses:
   Employee compensation
   Selling, general and
     administrative expenses                         48,913               -             169,727               -

                                             ---------------   ---------------   ---------------   ---------------
      Total operating expenses                       48,913               -             169,727               -

Operating loss                                      (48,913)              -            (169,727)              -

Other income (expense):
   Interest income (expense)                         (1,523)              -              (4,499)              -

                                             ---------------   ---------------   ---------------   ---------------
      Total other income (expense)                   (1,523)              -              (4,499)              -

   Loss from continuing operations                  (50,436)              -            (174,226)              -

   Provision for income taxes                           577               -               2,466               -

                                             ---------------   ---------------   ---------------   ---------------
   Net loss from continuing operations              (51,013)              -            (176,692)              -

   Discontinued operations:

    Loss from discontinued operations                   0            (294,123)              -          (1,590,597)

                                             ---------------   ---------------   ---------------   ---------------
    Net loss from discontinued operations               0            (294,123)              -          (1,590,597)

                                             ---------------   ---------------   ---------------   ---------------
Net loss                                     $      (51,013)   $     (294,123)   $     (176,692)   $   (1,590,597)
                                             ===============   ===============   ===============   ===============

Basic and diluted loss per common share
   from continuing operations                $       ( 0.00)              -      $        (0.01)              -
   from discontinued operations                         -               (0.02)              -               (0.15)
                                             ---------------   ---------------   ---------------   ---------------
       Total basic loss per share            $          -      $        (0.02)   $        (0.01)   $        (0.15)
                                             ===============   ===============   ===============   ===============
Basic and diluted weighted average
   common shares outstanding                     16,204,245        11,830,697        16,371,761        11,290,455
                                             ===============   ===============   ===============   ===============


           See accompanying notes to consolidated financial statements

                                 GPN Network, Inc and Subsidiaries
                               Consolidated Statements of Cash Flows


                                                              For the Nine      For the Nine
                                                              Months Ended      Months Ended
                                                              September 30,     September 30,
                                                                  2002              2001
                                                             ---------------   ---------------

(unaudited) (unaudited)

Cash flows from operating activities:
  Net loss from discontinued operations:                     $     (176,692)   $   (1,699,635)
    Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
      Estimated fair market value of vested                             -              26,576
       common stock granted to employees
      Amortization of prepaid consulting fees                           -               1,563
      Depreciation and amortization                                     -              89,808
      Impairment of purchased capitalized
       software and website                                             -             256,347
      Impairment of property and equipment                              -             147,705
      Write off of securities                                           -              39,374
    Changes in operating assets and liabilities:
      Accounts receivable                                               -              19,666
      Prepaid expenses                                                  -              (3,864)
      Other assets                                                      689            56,265
      Accounts payable and accrued expenses                         126,689            80,975
      Deferred revenues                                                 -             (32,128)
                                                             ---------------   ---------------
   Net cash provided by (used in)
     continuing operating activities                                (49,314)       (1,017,348)

   Net cash provided by (used in)
    discontinued operating activities                              (118,874)              -
                                                             ---------------   ---------------

        Total net cash provided by
          (used in) operating activities                           (168,188)       (1,017,348)

Cash flows from investing activities:
   Cash proceeds from sale of fixed assets                              -               9,825
                                                             ---------------   ---------------

   Net cash provided by investing activities                            -               9,825

Cash flows from financing activities:
   Principal payment of short term loan - shareholder               (15,000)              -
   Increase in short-term loan - shareholder                         40,500            85,000
   Proceeds from the sale of common stock,
    net of offering costs                                           138,776           149,338
                                                             ---------------   ---------------

   Net cash provided by financing activities                        164,276           234,338

Net increase (decrease) in cash                                      (3,912)         (773,185)

Cash at beginning of period                                           5,275           783,642

                                                             ---------------   ---------------
 Cash at end of period                                       $        1,363    $       10,457
                                                             ===============   ===============


          See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three and nine months ended September 30, 2002 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and GoBizNow.com, GoNow Securities, Inc., GPN Securities, Inc., and Dermedics, Inc. GoBizNow.com was an operating company, whose merger into the Company was completed as of June 30, 2001. GoBizNow.com was dissolved on June 13, 2002. On March 26, 2002, the Company completed the sale of its inactive subsidiary GoNow Securities, Inc. GPN Securities Inc., and Dermedics, Inc. are inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $4,119,532 as of September 30, 2002 and significant net losses and negative cash flows from operations for the twelve months ended December 31, 2001 and nine months ended September 30, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company currently has no specific operational business plan and accordingly will depend completely on additional funds to finance its short-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Lease Liability
---------------

At September 30, 2002, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ended March 31, 2002. At September 30, 2002, the remaining amount due under the term of the lease has been accrued under accounts payable and accrued expenses.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:
                                   For the Three Months   For the Nine Months
                                   Ended September 30     Ended September 30,
                                   --------------------   --------------------
                                     2002       2001         2002       2001
                                     ----       ----         ----       ----
Options outstanding under the
  Company's stock  option plans    632,125    672,050      632,125    672,050
Warrants issued in conjunction
  with the sale of common stock  4,722,244  2,222,244    4,722,244  2,222,244
Warrants issued to consultants
  for services rendered             20,125     20,125       20,125     20,125

NOTE 4  - CONTINGENCIES
-----------------------

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

On October 9, 2001, GPN filed a complaint against Bruce A. Berman, Jeffrey M. Diamond and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case No. 01CC12872). The complaint alleges four causes of action: (1) breach of fiduciary duty, (2) rescission, (3) fraud, and (4) civil conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On January 23, 2002, GPN filed a first amended complaint, naming an additional defendant, Timothy C. Capps. In July 2002, GPN reached resolution of its disputes with its former officers. In connection with the resolution, GPN received a waiver of all claims, indemnification for claims by a former landlord related to back and future rent for premises occupied by GPN before August 2001, and the return of 525,000 shares of GPN's common stock which were subsequently cancelled. In return, GPN waived all of its claims and paid $20,000, and the complaint against Summit was subsequently dismissed.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

NOTE 5 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

The Company's certificate of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of September 30, 2002, no preferred shares have been designated or issued.

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

NOTE 6 - RELATED PARTY TRANSACTION
----------------------------------

On November 14, 2002, the Company borrowed an additional $10,000 by its majority shareholder. The amount plus interest accrued at the rate of 6% is due on demand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995 THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S LIMITED OPERATING HISTORY AND DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN, THE UNPREDICTABILITY OF ITS FUTURE REVENUES AND LACK OF A BUSINESS PLAN, CONTINUED DEPLETION OF ITS ASSETS, THE ABILITY TO OBTAIN ADDITIONAL FUNDS, AND LACK OF A TRADING MARKET FOR ITS STOCK, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. RISKS AND UNCERTAINTIES THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY ARE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

Overview
--------

During 2001, due in large part to the decreased availability of investment capital to the Company's target market of internet related, small growth companies, the Company failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue the Company's current operations effective July 27, 2001. As a result, operations of the Company through December 31, 2001 are reported as discontinued operations. The Company is currently engaged in preliminary discussions regarding possible business combinations or asset acquisitions but no definitive arrangements are yet in place and there can be no assurance that any transaction will be consummated.

The financial statements and notes thereto for the three and nine months ended September 30, 2002 and 2001 are presented in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB No. 30"). Pursuant to APB No. 30, the Consolidated Statements of Operations for the periods ended September 30, 2002 and 2001 reflect the loss from discontinued operations as a single line item. The discussion below is based upon the detail line items of the consolidated statements of operations, and not upon this summary presentation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO  THREE
--------------------------------------------------------------------------------
MONTHS  ENDED SEPTEMBER 30, 2001
--------------------------------

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending September 30, 2002. During the three months ended September 30, 2001, the Company recognized no revenue.

Employee Compensation
---------------------

There was no employee compensation from continuing operations during the three months ended September 30, 2002. During the three months ending September 30, 2001, there was $10,084 of employee compensation which consisted primarily of officer and employee salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $48,913 for the three months ended September 30, 2002, which is a decrease of 82% from selling, general and administrative expenses of $169,727 for the three months ended September 30, 2001. The primary components of this amount for the three months ended September 30, 2002 were legal and accounting fees. The decrease was caused by decreased depreciation, amortization, rent, advertising, and internet fees due to the Company's discontinuation of its business activities.

Net Interest Income and (Expense)
--------------------------------

Net interest income (expense) for the three months ended September 30, 2002 was ($1,523). Net interest income (expense) for the three months ended September 30, 2001 was $46. The net difference of $1,569 is due to lower cash balances during 2002 and an increase in interest bearing debt.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $51,013 for the three months ended September 30, 2002 which is an 83% decrease from the net loss of $294,123 for the three months ended September 30, 2001.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO  NINE
------------------------------------------------------------------------------
MONTHS  ENDED SEPTEMBER 30, 2001
--------------------------------

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending September 30, 2002. During the nine months ended September 30, 2001, the Company recognized revenue of $2,587, consisting primarily of listing fees.

Employee Compensation
---------------------

There was no employee compensation from continuing operations during the nine months ended September 30, 2002. During the nine months ending September 30, 2001, there was $474,549 of employee compensation which consisted primarily of officer and employee salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $48,913 for the nine months ended September 30, 2002, which is a decrease of 79% from selling, general and administrative expenses of $806,935 for the nine months ended September 30, 2001. The primary components of this amount for the nine months ended September 30, 2002 were legal and accounting fees. The decrease was caused by decreased depreciation, amortization, rent, advertising, and internet fees due to the Company's discontinuation of its business activities.

Net Interest Income and (Expense)
---------------------------------

Net interest income (expense) for the nine months ended September 30, 2002 was ($4,499). Net interest income (expense) for the nine months ended September 30, 2001 was $4,404. The net difference of $8,903 is due to lower cash balances during 2002 and an increase in interest bearing debt.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $176,692 for the nine months ended September 30, 2002 which is a 90% decrease from the net loss of $1,699,635 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, the Company had $1,363 in current assets, all of which was cash. Also at September 30, 2002, current liabilities were $619,556 resulting in negative working capital of $618,193. During the nine months ended September 30, 2002, the Company used cash in its discontinued operating activities of $118,874 and in its continuing operating activities of $49,314. During the nine months ended September 30, 2002, the Company had net cash provided by financing activities of $164,276.

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

                     RISKS RELATED TO OUR FINANCIAL RESULTS

THE AUDITORS' REPORT CONTAINS A STATEMENT THAT OUR NET LOSS AND NEGATIVE CASH FLOWS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

RISKS OF UNKNOWN LIABILITIES AS A RESULT OF REVERSE MERGER

We became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to us for which we may be held liable. We have no insurance for liabilities insurred as a result of business conducted prior to the reverse merger.

CONTROL BY OFFICER, DIRECTOR, AND MAJORITY STOCKHOLDER

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

SALES OF ADDITIONAL COMMON STOCK MAY ADVERSELY AFFECT OUR MARKET PRICE.

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of September 30, 2002, Todd M. Ficeto, our sole officer and director, beneficially owned 12,200,000 shares of common stock and warrants for the purchase of an additional 2,500,000 shares. Of these shares, we have entered into an Investor Rights Agreement with respect to 5,000,000 shares and the shares underlying the warrants. The sale of a large amount of shares by Mr. Ficeto, or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

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

                        RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE.

The market price for our common stock reached a high of $3.50 per share during the first quarter of 2001 and a low of $0.02 per share during the fourth quarter of 2001. In addition, our common stock has experienced volume fluctuations and periods of infrequent trading. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If we are unable to develop a business plan, the market price and volume of our common stock may also be materially adversely affected and we may experience difficulty in raising capital.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

Although our common stock trades on the NASD OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

In the event that our common stock is not included on the OTC Bulletin Board and do not qualify for the NASDAQ Stock Market, quotes for the securities may be included in the "pink sheets" for the over-the-counter market, which provides even less liquidity than the OTC Bulletin Board.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

         SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND REPORTS PREPARED

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earning, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will," "result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

                       GPN NETWORK, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings

The following is an update of the reports (previously included in a Form 8-K dated April 29, 2002 and the Form 10-QSB's dated May 15, 2002 and August 14,
2002) of recent developments in one previously reported legal proceeding that should be read in conjunction with Item 3, Legal Proceedings, in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

On October 9, 2001, GPN filed a complaint against Bruce A. Berman, Jeffrey M. Diamond and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case No. 01CC12872). The complaint alleges four causes of action: (1) breach of fiduciary duty, (2) rescission, (3) fraud, and (4) civil conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On January 23, 2002, GPN filed a first amended complaint, naming an additional defendant, Timothy C. Capps. In July 2002, GPN reached resolution of its disputes with its former officers. In connection with the resolution, GPN received a waiver of all claims, indemnification for claims by a former landlord related to back and future rent for premises occupied by GPN before August 2001, and the return of 525,000 shares of GPN's common stock which were subsequently cancelled. In return, GPN waived all of its claims and paid $20,000, and the complaint against Summit was subsequently dismissed.

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

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a. Exhibits
   --------

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

b. Reports on Form 8-K
   -------------------
       The Company filed a current report on Form 8-K, dated July 16, 2002, reporting under Item 5.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2002.



                                GPN Network, Inc.



                                    By:   /s/ Todd M. Ficeto
                                       ---------------------
                                       Todd M. Ficeto
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Todd M. Ficeto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GPN Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
                               /s/ TODD M. FICETO
                               -------------------
                               Todd M. Ficeto
                               Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Todd M. Ficeto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GPN Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 19, 2002



                               /s/ TODD M. FICETO
                               ------------------
                                  Todd M. Ficeto
                                  Chief Financial Officer

                                  Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of GPN Network, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ TODD M. FICETO
-------------------------------
    Todd M. Ficeto
    Chief Executive Officer and Chief Financial Officer
    (Principal Executive Officer and
     Principal Financial and Accounting Officer)
    November 19, 2002