Form 10KSB
period 2002-12-31
GPN NETWORK INC
filed 2003-04-15
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        Commission File Number: 33-05384

                                GPN NETWORK, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Delaware                                      13-3301899
-------------------------------------------------           --------------------
         (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

1901 Avenue of The Stars, Suite 1950, Los Angeles, California           90067
-------------------------------------------------------------         ---------
     (Address of Principal Executive Offices)                         (Zip Code)

                                 (310) 286-2211
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                    ----------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of April 14, 2003 (based on the average of the bid and asked prices as reported by the NASD OTC Bulletin Board as of that date) was approximately $59,293.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of April 11, 2003: 16,152,897.

Documents Incorporated by reference:  None

Transitional Small Business Disclosure Format   Yes            No  X
                                                   -----         -----

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

Corporate Structure
-------------------

         GPN Network has two subsidiaries: GPN Securities, Inc. and Dermedics, Inc. Both of these subsidiaries were inactive at December 31, 2002. The Company's operating subsidiary GoBizNow.com was merged into the Company on June 30, 2001, and GoBizNow.com was dissolved on June 13, 2002. The Company's inactive subsidiary, GoNowSecurities, Inc., was sold on March 26, 2002. Operations


Operations
----------

         Effective with the change of control which occurred on July 27, 2001, the Company took actions to discontinue its existing operations. Currently, management has made the decision to hold GPN inactive until such time as an appropriate business plan can be developed. Management is currently unable to determine when such a business plan will be developed, if at all.

        The Company is currently seeking an acquisition candidate to enhance stockholder value. While preliminary discussions are being held with one company, no agreement is in place and there can be no assurance one will result. Any such acquisition will likely involve substantial dilution to existing shareholders and/or a reverse stock split of the Company's outstanding common stock.

Employees
---------

         At December 31, 2002, GPN had no employees. Todd Ficeto is the sole director and officer of the Company. GPN currently uses the services of one consultant.

Risk Factors
------------

         Because the Company is currently inactive and has no business plan, industry specific business risks and uncertainties cannot be ascertained.

         The Company's securities involve a high degree of risk. Please carefully read this Annual Report for the Company's fiscal year ended December 31, 2002 in its entirety and seriously consider all of the factors and financial data that are herein disclosed, in particular, the specific risk factors described below.

THE AUDITOR'S REPORT CONTAINS A STATEMENT THAT THE COMPANY'S NET LOSS AND NEGATIVE CASH FLOWS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         GPN has incurred losses and experienced negative operating cash flow since its formation. For the year ended December 31, 2002, GPN had a net loss of approximately $222,000, and negative cash flow from operations of approximately $153,000. GPN also had an accumulated deficit of approximately $4.2 million as of December 31, 2002. The Company expects to continue to incur operating and net losses and negative operating cash flow for the foreseeable future, and there is no assurance that the Company will ever achieve profitability or generate positive cash flow.

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

THE COMPANY HAS NO PRESENT ARRANGEMENTS FOR A BUSINESS COMBINATION OR ASSET ACQUISITION.

     While the Company is currently seeking an acquisition candidate, it has no present arrangements for a business combination or asset acquisition. While preliminary discussions are being held with one company, no agreement is in place and there is no assurance one will result. A business combination or asset acquisition will likely involve substantial dilution to existing stockholders and /or a reverse stock split of the company's outstanding common stock. Unless the Company can enter into such an arrangement, it will have to acquire additional capital to maintain its operations. Even if the Company were to enter into a business combination or asset acquisition, there is no assurance that the transaction will result in successful income-producing operations.

THERE IS NO ASSURANCE THAT GPN WILL BE ABLE TO OBTAIN ADDITIONAL FUNDS TO MAINTAIN OUR OPERATIONS.

         To date, GPN has not generated significant revenue and it has limited cash liquidity and capital resources. GPN does not offer any products or services from which it can derive revenue. The Company currently does not have a business plan for its operations. GPN's future capital requirements will depend, in the near-term, completely on obtaining additional debt or equity funding from new or existing investors, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Any equity financings would result in dilution to our then-existing stockholders. Furthermore, the possible sale of restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a stockholder or subsequent purchaser of GPN's securities in the market, and may have a depressive effect on the price of GPN's securities. Further, such sales, if substantial, might also adversely affect GPN's ability to raise additional equity capital in the future. Sources of debt financing may result in higher interest expense. There can be no assurance that these fund raising efforts will be successful. Any financing, if available, may be on terms unfavorable to us. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if it can be achieved, the Company will have sufficient funds to execute a business plan or generate positive operating results. If adequate funds are not obtained, we may not be able to continue our operations.

SALES OF ADDITIONAL COMMON STOCK MAY ADVERSELY AFFECT ITS MARKET PRICE.

         The sale or the proposed sale of substantial amounts of GPN's common stock in the public market could materially adversely affect the market price of its common stock or other outstanding securities. As of March 3, 2003, Todd Ficeto beneficially owned 12,200,000 shares of common stock and warrants for the purchase of an additional 2,500,000 shares. Of these shares, GPN has entered into an Investor Rights Agreement with respect to 5,000,000 shares and the shares underlying the warrants. The sale of a large amount of shares by Mr. Ficeto, or the perception that such sales may occur, could adversely affect the market price for GPN's common stock or other outstanding securities.

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

THE MARKET PRICE FOR THE COMPANY'S COMMON STOCK MAY CONTINUE TO BE VOLATILE.

         The market price for the Company's common stock reached a high of $3.50 per share during the first quarter of 2001 and a low of $0.01 per share during the fourth quarter of 2002. In addition, the Company's common stock has experienced volume fluctuations. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. If the Company is unable to develop a business plan, the market price and volume of its common stock may also be materially adversely affected and the Company may experience difficulty in raising capital.

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

ITEM 2.  DESCRIPTION OF PROPERTY

        Until May 31, 2002, the Company and its subsidiaries leased 5,889 square feet of office space in Irvine, California, at a monthly cost of $13,700. The Company is in default of the terms of this lease and has accrued $123,492 under net liabilities from discontinued operations in its balance sheet. The Company currently is located in 200 square feet of office space in Los Angeles, California, which is provided rent-free by a company controlled by its majority stockholder.

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

         On December 13, 2001, service of process was effectuated upon the Company with regard to a fee agreement between the Company and Silver and Deboskey, a Professional Corporation located in Denver, Colorado. On November 27, 2002, judgment was entered in favor of Silver & Deboskey in the amount of $28,091.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "GPNN". The following table sets forth the high and low bid prices for the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:


                                                    2002

                                           High               Low
       -------------------------------------------------------------
         1st Quarter                     $ 0.08             $ 0.04
         2nd Quarter                       0.04               0.03
         3rd Quarter                       0.07               0.02
         4th Quarter                       0.04               0.01
       -------------------------------------------------------------


                                                    2001

                                           High               Low
       -------------------------------------------------------------
         1st Quarter                     $ 3.50             $ 1.63
         2nd Quarter                       2.75               0.24
         3rd Quarter                       0.38               0.14
         4th Quarter                       0.18               0.02
       -------------------------------------------------------------


         At March 31, 2003, there were approximately 344 holders of record of the Company's Common Stock.

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

 Shares of Common    Warrants at    Warrants at    Warrants at    Warrants at
  Stock at $1.00        $2.50          $5.00          $7.50         $10.00
-----------------    -----------    -----------    -----------    -----------
     163,500           163,500        163,500       (163,500)      (163,500)


         During the year ended December 31, 2001, the Company issued an aggregate of 167,250 shares of common stock to employees. The Company also cancelled 377,800 shares of common stock issued to terminated employees per the terms of their employment agreements.

         On May 1, 2001, the Company completed the acquisition of the minority interest in its subsidiary company, GoBizNow.com, whereby 1.4 shares of the Company's common stock were exchanged for every one share of GoBizNow.com common stock issued and outstanding. Pursuant to this transaction, the Company committed to issue 1,207,500 shares of its common stock to the shareholders of GoBizNow. The Company, under its new management, is in negotiations to reduce the number of shares issued to certain officers and employees holding 795,900 of GoBizNow.com shares, but there is no assurance that the Company will be successful in these negotiations and has therefore reflected the outstanding common shares at December 31, 2001 as if all 1,207,500 shares will be issued.

         From time to time, the Company may issue non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with employees, during the year ended December 31, 2001, the Company issued options to purchase 109,000 shares of the Company's common stock at an exercise price of $2.00 per share. The options were cancelled upon the termination of the employees.

         In January 2002, the Company sold to Todd M. Ficeto, the Company's sole director and officer, 2,500,000 units at $0.06 per unit for a total purchase price of $150,000. Each unit sold included two shares of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at $0.03 per share. The warrants are currently exercisable. The sale of the units resulted in the issuance of 5,000,000 shares of the Company's common stock and warrants exercisable for 2,500,000 shares of common stock.

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

        The Company is currently seeking an acquisition candidate to enhance stockholder value. While preliminary discussions are being held with one company, no agreement is in place and there can be no assurance one will result. Any such acquisition will likely involve substantial dilution to existing shareholders and/or a reverse stock split of the Company's outstanding common stock.

         The financial statements and notes thereto for the periods ended December 31, 2002 and 2001 are presented in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB No. 30"). Pursuant to APB No. 30, the Consolidated Statements of Operations for the periods ended December 31, 2002 and 2001 reflect the loss from discontinued operations as a single line item. The discussion below is based upon the detail line items of the consolidated statements of operations, and not upon this summary presentation.

RESULTS OF OPERATIONS FOR THE PERIOD ENDING DECEMBER 31, 2002 COMPARED TO THE PERIOD ENDING DECEMBER 31, 2001

Revenue
-------

         Because the Company discontinued its only revenue producing activities during 2001, there is no revenue from continuing operating activities shown on the consolidated statement of operations for the period ending December 31, 2002 or December 31, 2001.

Employee Compensation
---------------------

         There was no employee compensation from continuing operations during the twelve months ended December 31, 2002 or December 31, 2001.

Selling, General, and Administrative Expenses
---------------------------------------------

         During the period ending December 31, 2002, there was $200,844 of administrative expenses for ongoing operations. This amount consists primarily of legal and accounting fees. During the period ending December 31, 2001, there was $19,982 of administrative expenses for ongoing operations. This amount consists of legal and accounting fees.

Interest Expense
----------------

         During the period ending December 31, 2002, there was $6,235 of interest expense. During the comparable period in 2001, there was $1,662 of interest expense. The difference is due to the note payable to shareholder and the note payable to affiliate, which were outstanding for the entire period of 2002 and which had higher balances during 2002.

Loss From Continuing Operations
-------------------------------

         For the reasons stated above, the Company had a net loss from continuing operations of $209,444 for the twelve months ending December 31, 2002, compared to $21,644 for the twelve months ending December 31, 2001.

Loss From Discontinued Operations
---------------------------------

         There was no loss from discontinued operations during the twelve months ended December 31, 2002. During the twelve months ending December 31, 2001, the Company recorded a net loss from discontinued operations of $1,456,924. This amount consists of the loss from the discontinued operations from January 1, 2001, through July 27, 2001, the date of discontinuance. This amount is composed primarily of the loss due to the impairment of assets, officer and employee salaries, and facilities expenses, including rent.

Loss on Disposal of Discontinued Operations
-------------------------------------------

       There was a loss on disposal of discontinued operations of $12,940 during the twelve months ended December 31, 2002. This amount consists of the judgment entered against the Company regarding a fee agreement with Silver & DeBoskey, a professional corporation located in Denver, Colorado. During the twelve months ending December 31, 2001, the Company recorded a net loss from discontinued operations of $405,465. This amount consists of the loss from the discontinued operations from July 28, 2001 to December 31, 2001. It is composed primarily of legal and accounting fees, acceleration of amounts due under several of the company's contractual commitments, and other costs of disposition.

Net Loss
--------

         For the reasons stated above, the Company's net loss for the twelve months ending December 31, 2002 was $222,384 compared to a net loss for the twelve months ending December 31, 2001 of $1,882,371.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2002, the Company had $15 in current assets, consisting of $15 in cash. Also at December 31, 2002, current liabilities were $638,593. The Company currently has no business plan, and there is no assurance that a viable plan will be obtained and implemented. In January 2002, the Company raised $150,000 through a sale of common stock to its majority stockholder. For the near term, the Company will be completely dependant upon its ability to raise additional funds, and there is no assurance that this will be possible on terms that are favorable to the Company, if at all.

Going Concern
-------------

         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $209,444 and $60,837, respectively, for the year ended December 31, 2002, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. In the absence of significant revenue and profits, and since the Company has no specific operational business plan, the Company, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if it can be achieved, the Company will have sufficient funds to execute a business plan or generate positive operating results.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are attached hereto as pages F-1 through F-15.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
GPN Network, Inc. and subsidiaries
Los Angeles, CA

We have audited the accompanying consolidated balance sheet of GPN Network, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPN Network, Inc. and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2002, the Company incurred a net loss of $222,384, and it had negative cash flows from operations of $153,402. In addition, the Company had an accumulated deficit of $4,165,224 as of December 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
March 19, 2003

                       GPN Network, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                   December 31,
                                                                      2002
                                                                  ------------
                                    Assets
Current assets
   Cash and cash equivalents                                       $        15
                                                                   -----------
      Total current assets                                                  15

                                                                   -----------
Total assets                                                       $        15
                                                                   ===========

                     Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable and accrued liabilities                        $   142,358
   Promissory note to shareholder                                       54,174
   Note payable to affiliate                                            65,723
   Net liabilities of discontinued operations                          455,000
                                                                   -----------

      Total current liabilities                                        717,255
                                                                   -----------


Commitments and Contingencies                                                -

Stockholders' deficit Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding                    -
   Common stock, $0.001 par value; 50,000,000 shares authorized,
      16,152,897 shares issued and outstanding                          16,153
   Additional paid-in capital                                        3,431,831
   Accumulated deficit                                              (4,165,224)
                                                                   -----------
      Total stockholder's deficit                                     (717,240)

                                                                   -----------
Total liabilities and stockholders' deficit                        $        15
                                                                   ===========

         See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                 For the Twelve   For the Twelve
                                                  Months Ended     Months Ended
                                                  December 31,     December 31,
                                                      2002             2001
                                                  -------------   -------------

Revenues                                          $          -    $          -

Operating expenses:
   Employee compensation
   Selling, general and administrative expenses        200,743          19,982

                                                  -------------   -------------
      Total operating expenses                         200,743          19,982

Operating loss                                        (200,743)        (19,982)

Other income (expense):
   Interest income (expense)                            (6,235)         (1,662)

                                                  -------------   -------------
      Total other income (expense)                      (6,235)         (1,662)

   Loss from continuing operations
      before provision for income taxes               (206,978)        (21,644)

   Provision for income taxes                            2,466               -

                                                  -------------   -------------
   Net loss from continuing operations                (209,444)        (21,644)

   Discontinued operations:

    Loss from discontinued operations                        -      (1,456,924)

    Loss on disposal of discontinued operations        (12,940)       (403,803)

                                                  -------------   -------------
    Net loss from discontinued operations              (12,940)     (1,860,727)

                                                  -------------   -------------
Net loss                                          $   (222,384)   $ (1,882,371)
                                                  =============   =============

Basic and diluted loss per common share
   from continuing operations                     $      (0.01)   $          -
   from discontinued operations                              -           (0.17)
                                                  ------------    ------------
       Total basic loss per share                 $      (0.01)   $      (0.17)
                                                  ============    ============
Basic and diluted weighted average
   common shares outstanding                        16,316,596      11,366,075
                                                  ============    ============


        See accompanying notes to consolidated financial statements

                         GPN Network, Inc and Subsidiaries
                       Consolidated Statements of Cash Flows



                                                     For the Twelve   For the Twelve
                                                      Months Ended     Months Ended
                                                      December 31,     December 31,
                                                          2002             2001
                                                      -------------   ---------------

Cash flows from operating activities:
   Net loss from continuing operations:                  $(209,444)   $   (21,644)
  Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
    Estimated fair market value of vested common stock           -         26,576
      granted to employees
    Stock granted for employee compensation                      -         34,424
    Amortization of prepaid consulting fees                      -          1,563
    Loss on marketable securities                                -         23,875
    Impairment of long-lived assets                              -        466,695
    Depreciation and amortization                                -         89,808
  Changes in operating assets and liabilities:
    Accounts receivable                                          -         19,666
    Other assets                                               689         56,265
    Accounts payable and accrued expenses                   55,353       (235,339)
    Other liabilities                                            -       (150,000)
    Deferred revenues                                            -        (32,128)
                                                         ---------    -----------
   Net cash provided by (used in)
     continuing operating activities                      (153,402)       279,761

   Net cash provided by (used in)
     discontinued operating activities                     (26,309)    (1,299,792)
                                                         ---------    -----------

        Total net cash provided by
          (used in) operating activities                  (179,711)    (1,020,031)

Cash flows from investing activities:
   Proceeds from sale of marketable securities                   -         15,499
   Cash proceeds from sale of property and equipment             -          9,825
                                                         ---------    -----------

   Net cash provided by investing activities                     -         25,324

Cash flows from financing activities:
   Proceeds from note payable - shareholder                 50,675         27,000
   Principal payment of note payable  - shareholder        (15,000)             0
   Proceeds from note payable - affiliate                        -         51,000
   Repurchase of common stock                                    -        (11,000)
   Proceeds from the sale of common stock,
     net of offering costs                                 138,776        149,340
                                                         ---------    -----------

   Net cash provided by financing activities               174,451        216,340

Net increase (decrease) in cash                             (5,260)      (778,367)

Cash at beginning of period                                  5,275        783,642

                                                         ---------    -----------
Cash at end of period                                    $      15    $     5,275
                                                         =========    ===========

            See accompanying notes to consolidated financial statements.

GPN Network, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2001 and 2000



                                                       Common Stock          Additional
                                               -------------------------      Paid-In      Deferred     Accumulated
                                                   Shares        Amount       Capital     Compensation    Deficit          Total
                                               ------------    ---------    -----------   ------------  ------------    -----------

Balance at December 31, 2000                     10,517,447    $  10,517    $ 2,675,107   $   (6,770)   $(2,060,469)    $  618,385

Issuance of common stock

      for cash                                      163,500          164        149,176            -              -        149,340

      exchange with minority interest             1,207,500        1,208        428,243            -              -        429,451

      for employee bonus                             17,250           17         26,559            -              -         26,576

      for employee compensation                     150,000          150         34,274            -              -         34,424

      Net cancellation of employee shares          (377,800)        (378)       (10,622)           -              -        (11,000)

Amortization and write-off of
        deferred compensation                             -            -         (5,207)       6,770              -          1,563

Net loss                                                  -            -              -            -     (1,882,371)     1,882,371
                                               ------------    ---------    -----------    ---------    -----------    -----------

Balance at December 31, 2001                     11,677,897    $  11,678    $ 3,297,530    $       -    $(3,942,840)   $  (633,632)

      Shares of common stock issued for cash      5,000,000        5,000        133,776            -              -        138,776

      Cancellation of shares                       (525,000)        (525)           525            -              -              -

Net loss                                                  -            -              -            -       (222,384)      (222,384)
                                               ------------    ---------    -----------    ---------    -----------    -----------

                                               ------------    ---------    -----------    ---------    -----------    -----------
Balance at December 31, 2002                     16,152,897    $  16,153    $ 3,431,831    $       -    $(4,165,224)   $  (717,240)
                                               ============    =========    ===========    =========    ===========    ===========


              See accompanying note to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

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

GPN Network, Inc. is a Delaware corporation and was engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early-stage-development and small to mid-sized emerging growth companies with financial and business development services, including raising capital in private and public offerings. During the year ended December 31, 2002, the Company and its subsidiaries were inactive. During the year ended December 31, 2001, Company had two operating subsidiaries: (1) GoNow Securities, Inc., a Broker/Dealer; and (2) GoBizNow, Inc., which provided business and technology consulting services. Two other subsidiaries, GPN Securities Inc., and Dermedics, Inc., were inactive.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred a net loss and negative cash flows from operations of $209,444 and $179,711 respectively, for the year ended December 31, 2002, and had an accumulated deficit of $4,152,284 as of December 31, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company currently has no specific operational business plan and accordingly will depend completely on additional funds to finance its short-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Change in Control
-----------------

On August 3, 2001, in anticipation of the Company adopting a new business plan, the Company issued a press release announcing that a change of control had occurred and Mr. Todd M. Ficeto is now the controlling shareholder.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: GoBizNow.com, Inc.; Dermedics, Inc.; and GPN Securities, Inc. All of these subsidiaries were inactive at December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks with an initial maturity of 90 days or less.

Property and Equipment
----------------------

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

Long-Lived Assets
-----------------

During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. At December 31, 2001 the Company determined that there had been an impairment of its website and of its property and equipment due to the change in business direction of the Company as a result of the change in control. As a result, the Company wrote off the unamortized balance of $68,847 for its website development costs, $340,204 of its property and equipment, and $57,644 of other assets as a loss from discontinued operations in the accompanying statements of operations for the twelve months ended December 31, 2001.

Deferred Revenue
----------------

The Company received payment in advance for listing client companies on its website. These payments were recorded as deferred revenue, and are in the form of either cash or equity in the client company. The revenue was recognized monthly over the term of the listing agreement, typically from 12 to 24 months. During the year ending December 31, 2001, the Company determined that there was a permanent impairment in the equity component of deferred revenue and wrote off the balance of $31,000. At December 31, 2001 and 2002, the Company had no deferred revenue.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:


                                                          For the Year Ended
                                                              December 31,
                                                          2002           2001
                                                       ----------     ----------
Options outstanding under the Company's stock
         option plans                                     561,250        561,250
Warrants issued in conjunction with the sale of
         common stock                                   2,222,244      2,222,244
Warrants issued to consultants for services rendered       20,125         20,125
Warrants issued in conjunction with the sale of
         common stock                                   2,500,000             -


Risks and Uncertainties
-----------------------

The Company currently has no business plan and accordingly industry specific business risks and uncertainties cannot be ascertained. The Company will depend, in the near-term, completely on obtaining additional debt or equity funding from new or existing investors. There can be no assurance that such funding will be obtained.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

are, among others, provisions for losses on accounts receivable, realization of long-lived assets, and estimates for income tax valuations. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles that require disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, marketable securities, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25." FIN No. 44 clarifies the application of APB No. 25 for (a) definition of employee for purposes of applying Opinion 25, (b) the criteria form determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for an exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain provisions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial statements.

Segments of Business
--------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. For marketing purposes, the Company's business model is broken down into the stages of a client company's development, described as Preparation, Investment, and Exit, or "PIE". The Company considers all of its services to exist within the single business segment of providing financial and corporate development services to emerging growth companies.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

NOTE 4 - DISPOSAL OF OPERATIONS

During 2001, due in large part to the decreased availability of investment capital to the Company's target market of internet related, small growth companies, GPN Network failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue the Company's current operations effective July 27, 2001. As a result, operations of the Company through December 31, 2001 are reported as discontinued operations. The loss from discontinued operations included total revenues and net loss from operations of $129,012 and $61,201, respectively, for the year ended December 31, 2001 and the loss on disposal included total revenues and net loss from operations of $129,012 and $61,201, respectively, for the year ended December 31, 2001. There was no net loss from discontinued operations recognized during 2002. Net liabilities of from discontinued operations at December 31, 2002 were $442,060, consisting primarily of accounts payable.


NOTE 5 - PROPERTY AND EQUIPMENT

The Company had no property and equipment at December 31, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

At December 31, 2002, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ended March 31, 2002. At December 31, 2002, the remaining amount due under the term of the lease of $123,492 has been accrued under net liabilities from discontinued operations.

Legal Proceedings
-----------------

         On October 9, 2001, GPN filed a complaint against Bruce A. Berman, Jeffrey M. Diamond and The Summit Real Estate Group, Inc. ("Summit") in Orange County Superior Court (Case No. 01CC12872). The complaint alleges four causes of action: (1) breach of fiduciary duty, (2) rescission, (3) fraud, and (4) civil conspiracy. The complaint requests damages in the amount of not less than $100,000 and punitive damages. On or about November 20, 2001, Bruce A. Berman filed, concurrently with his answer, a verified cross-complaint against GPN for indemnity, declaratory relief, breach of contract, failure to pay wages, unfair business practices, and breach of implied covenant of good faith and fair dealing. The complaint alleges that GPN failed to pay Mr. Berman accrued wages and other compensation in the amount of $60,000. On January 23, 2002, GPN filed a first amended complaint, naming an additional defendant, Timothy C. Capps. In

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


July 2002, GPN reached resolution of its disputes with its former officers. In connection with the resolution, GPN received a waiver of all claims, indemnification for claims by a former landlord related to back and future rent for premises occupied by GPN before August 2001, and the return of shares of GPN's common stock. In return, GPN waived all of its claims and paid $20,000.the return of shares of GPN's common stock. In return, GPN waived all of its claims and paid $20,000.

         On December 13, 2001, service of process was effectuated upon the Company with regard to a fee agreement between the Company and Silver and Deboskey, a Professional Corporation located in Denver, Colorado. On November 27, 2002, judgment was entered in favor of Silver & Deboskey in the amount of $28,090.75.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of December 31, 2001 and 2002, no preferred shares have been designated or issued.

Common Stock
------------

In January 2002, the Company completed the sale of 2,500,000 units, each unit consisting of two shares of Common Stock and one five year Warrant to purchase one share of Common Stock at $0.03 per share. The price per unit was $0.06. The total amount of the sale was $138,776, net of offering costs of $11,224.

Stock Options
-------------

From time to time, the Company may issue non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with employees, during the years ended December 31, 2000 and 2001 the Company issued options to purchase 571,250 and 109,000 shares, respectively, of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The options vest over various periods from zero to two years from the date of the grant. The options are exercisable through March 2010.

The following summarizes the stock option transactions:


                                                                    Weighted
                                                                     Average
                                                    Options       Exercise Price
                                                  ------------    --------------

      Balance, December 31, 2000                      561,250       $    2.55

      Granted                                         109,000       $    1.96
      Expired/forfeited                               (38,125)      $    1.73
                                                  ------------

      Balance, December 31, 2001 and 2002             632,125       $    2.50
                                                  ============

      Exercisable, December 31, 2002                  632,125       $    2.50
                                                  ============

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the period ended December 31, 2001: risk free interest rate of 5.5%; dividend yield of 0%; expected life of the options of two years; and volatility factor of the expected market price of the Company's common stock of 155%, respectively. There were no stock option grand during the twelve months ended December 31, 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001:


                                                  2002              2001
                                            ---------------   ----------------
         Net loss
                  As reported               $     (222,384)   $    (1,882,371)
                  Pro forma                 $     (222,384)   $    (2,017,057)
         Basic loss per common share
                  As reported               $        (0.01)   $         (0.17)
                  Pro forma                 $        (0.01)   $         (0.18)

Warrants
--------

From time to time, the Company issues warrants pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with consultants, during the year ended December 31, 2000, the Company issued warrants to purchase 20,125 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The warrants vest three months from the date of grant and are exercisable through February 2010. Under SFAS 123, $0 and $0 of consulting expense was recognized in the Company's statement of operations for the periods ended December 31, 2002 and 2001. In addition, the Company has outstanding 4,722,244 warrants to various investors as part of various private placement memorandums.

The fair value of each warrant granted during the period ended December 31, 2002 was estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: risk free interest rate of 6.5%; dividend yield of 0%; expected life of the warrants of three years; and volatility of 111%.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

The following represents a summary of warrants transactions:


                                              Warrants        Weighted Average
                                             Outstanding       Exercise Price
                                            ---------------   ----------------

   Balance, December 31, 2000                    2,242,369       $     8.70

              Granted                              327,000       $     3.75

              Exercised                           (327,000)      $     8.75
                                            ---------------

   Balance, December 31, 2001                    2,242,369       $     7.97

             Granted                             2,500,000       $     0.03
                                            ---------------

   Balance, December 31, 2002                    4,742,369       $     3.78
                                            ===============

   Exercisable, December 31, 2002                4,742,369       $     3.78
                                            ===============


2,500,000 of the warrants outstanding at December 31, 2002 have an exercise price of $0.03. All of these warrants are exercisable at December 31, 2002. 20,125 of the warrants outstanding at December 31, 2002 have exercise prices between $0.25 per share to $3.75 per share, with a weighted average exercise price of $2.86 and a weighted average remaining contractual life of 8.1 years. All of these warrants are exercisable at December 31, 2002 2,222,244 of the warrants have exercise prices between $2.50 per share and $10.00 per share, with a weighted average exercise price of $7.97 and a weighted average remaining contractual life of 1.3 years. All of these warrants are exercisable at December 31, 2001.

NOTE 8 - SALE OF SUBSIDIARY

On  March  26,  2002,   the  Company   completed  the  sale  of  its  subsidiary
GoNowSecurities, Inc., for net proceeds of $5,000.

NOTE 9 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2002 are as follows:

         Deferred tax asset:
              Net operating loss carryforward          $   1,733,000
                                                        ------------
              Total gross deferred tax asset               1,733,000

         Less valuation allowance                         (1,733,000)
                                                        -------------

              Net deferred tax asset                    $           -
                                                        =============

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The valuation allowance increased by approximately $89,000 during the period ended December 31, 2002. No current provision for income taxes for the periods ended December 31, 2002 is required, except for minimum state taxes, since the Company incurred losses during such periods.

The provision for income taxes for the years ended December 31, 2002 and 2001 is $0 and differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:


                                                    2002               2001

Computed tax benefit at federal statutory rate   $ (76,000)       $ (590,000)
State income tax benefit, net of federal effect    (13,000)         (104,800)
Increase in valuation allowance                     89,000           698,000
                                                  ---------       -----------

                                                 $      0         $    3,200
                                                 ==========       ===========



As of December 31, 2002, the Company had net operating loss carryforwards of approximately $2,236,000 and $1,213,000 for federal and state income tax reporting purposes, which expire in 2021 and 2011, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

On August 3, 2001, the Company received a loan from its new majority shareholder in the amount of $27,000. The amount plus interest accrued at the rate of 6% is due on demand. During the twelve months ended December 31, 2002, the Company increased the amount outstanding under a note payable to its majority shareholder in the net amount of $35,675. At December 31, 2002, the amount due under this note is $65,723.

On September 7, 2001, the Company received a loan from a company controlled by the Company's new majority shareholder for $50,000. The amount plus interest accrued at the rate of 6% is due on September 8, 2003. At December 31, 2002, the amount due under this note is $54,174.

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

Name              Age    Position
--------------    ---    -----------------------------------------

Todd M. Ficeto    36     Chief Executive Officer, President, Chief
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

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 31, 2002 and the fiscal year ended December 31, 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries. Neither person received bonus awards, stock options or certain other compensation, whether paid or deferred, during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                                  -------------------
         Name and Principal Position              Year        Salary
         ---------------------------              ----      ---------
         Todd M. Ficeto (1).......................2002      $      0
                                                  2001      $      0
                                                            ---------

         Bruce Berman (2).........................2001      $ 91,067

----------------------------

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

Option/SAR Grants in Last  Fiscal Year
--------------------------------------

         None.

Aggregate Option Exercised in Last Fiscal year End Y/E Option Values
--------------------------------------------------------------------

         None.

         In January 2002, Mr. Ficeto purchased 2,500,000 units, each unit consisting of two shares of Common Stock and one five year Warrant to purchase one share of Common Stock at $0.03 per share. The price per unit was $0.06.

Stock Options
-------------

         The Company has both an Incentive Stock Option Plan and an Executive Stock Option Plan. There are currently no shares outstanding under either of these plans and management does not intend to issue any shares under either of these plans. The Company may introduce a new Incentive Stock Option Plan and/or Executive Stock Option Plan at the discretion of the Board of Directors. On January 2, 2001, the Company declared a stock bonus payable to non-officer employees. The total number of shares issued pursuant to this bonus was 17,250 all of which were restricted shares of common stock. From time to time, at the recommendation of management, the Board of Directors had granted stock options to various employees. These options were issued pursuant to individual grants and were not under an existing plan.

         During 1999 and 2000, the Company issued non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with employees, during the years ended December 31, 2000 and 2001 the Company issued options to purchase 571,250 and 109,000 shares, respectively, of the Company's common stock at exercise prices ranging from

$0.25 per share to $3.75 per share. The options vest over various periods from zero to two years from the date of the grant. The options are exercisable through March 2010.

The following summarizes the stock option transactions:

                                                         Weighted
                                                         Average
                                     Options          Exercise Price
                                   ----------         --------------

  Balance, December 2, 1999              -              $      -

      Granted                        571,250            $     2.71
      Expired/forfeited              (10,000)           $     1.70
                                   ----------

  Balance, December 31, 2000         561,250            $     2.55

      Granted                        109,000            $     1.96
      Expired/forfeited              (38,125)           $     1.73
                                   ----------

  Balance, December 31, 2001         632,125            $     2.50
                                   ==========

  Balance, December 31, 2002         632,125            $     2.50
                                   ==========

  Exercisable, December 31, 2002     632,125            $     2.50
                                   ==========

         The weighted average fair value of stock options granted during the period ended December 31, 2001 was $1.81. No stock options were granded in 2002.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended December 31, 2001: risk free interest rate of 5.5%; dividend yield of 0%; expected life of the options of two years; and volatility factor of the expected market price of the Company's common stock of 155%, respectively. There were no options granted during 2002.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001:

                                               2002                 2001
                                           ------------        ------------
  Net loss
           As reported                     $  (222,384)        $ (1,882,371)
           Pro forma                       $  (222,384)        $ (2,252,400)
  Basic loss per common share
           As reported                     $      (.01)        $      (0.17)
           Pro forma                       $      (.01)        $      (0.20)

Warrants
--------

         From time to time, the Company had issued warrants pursuant to various agreements and other compensatory arrangements. Under the terms of various agreements with consultants, during the year ended December 31, 2000, the Company issued warrants to purchase 20,125 shares of the Company's common stock at exercise prices ranging from $0.25 per share to $3.75 per share. The warrants vest three months from the date of grant and are exercisable through February 2010. Under SFAS 123, $12,990 and $0 of consulting expense was recognized in the Company's statement of operations for the periods ended December 31, 2000 and 2001, respectively. In addition, the Company has outstanding 2,222,244 warrants to various investors as part of various private placement memorandums.

         The fair value of each warrant granted during the period ended December 31, 2000 was estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: risk free interest rate of 6.5%; dividend yield of 0%; expected life of the warrants of three years; and volatility of 111%.

         In January and February 2001, the Company made a limited offer to the holders of the $7.50 and $10.00 warrants to exercise these warrants in units (each unit consisting of one warrant exercisable for $7.50 and one warrant exercisable for $10.00) at $1.00 per unit in exchange for one share of common stock, one new warrant exercisable for $2.50 per share, and one new warrant exercisable for $5.00 per share. The Company sold 163,500 warrant units for net proceeds of $149,340.

         In January 2002, the Company completed the sale of 2,500,000 units, each unit consisting of two shares of Common Stock and one five year Warrant to purchase one share of Common Stock at $0.03 per share. The price per unit was $0.06.



The following represents a summary of warrants transactions:


                                        Warrants           Weighted Average
                                      Outstanding          Exercise Price
                                     -------------      --------------------

 Balance, December 2, 1999                       -           $          -
      Granted                            2,242,369           $       8.70
                                     -------------

 Balance, December 31, 2000              2,242,369           $       8.70

      Granted                              327,000           $       3.75

      Exercised                           (327,000)          $       8.75
                                     --------------

 Balance, December 31, 2001              2,242,369           $       7.97

      Granted                            2,500,000           $       0.03
                                     --------------

 Balance, December 31, 2002              4,742,369           $       3.78
                                      =============

 Exercisable, December 31, 2002          4,742,369           $       3.78
                                      =============

2,500,000 of the warrants outstanding at December 31, 2002, have an exercise price of $0.03. All of these warrants are exercisable at December 31, 2002. 20,125 of the warrants outstanding at December 31, 2002 have exercise prices between $0.25 per share to $3.75 per share, with a weighted average exercise price of $2.86 and a weighted average remaining contractual life of 8.1 years. All of these warrants are exercisable at December 31, 2002. 2,222,244 of the warrants have exercise prices between $2.50 per share and $10.00 per share, with a weighted average exercise price of $7.97 and a weighted average remaining contractual life of 1.3 years. All of these warrants are exercisable at December 31, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 23, 2002, with respect to (i) Todd M. Ficeto, who is the only person known to the Company who beneficially owns more than five percent of the outstanding shares of Common Stock, and who is the sole officer and director of the Company, and
(ii) the officers and directors of the Company as a group.


    Name and Address         Beneficial Ownership     Percentage of Class
 -----------------------     --------------------     --------------------
 Todd M. Ficeto              14,700,000 shares(1)             78.8%
 Officers and Directors
   as a group(2)             14,700,000 shares(1)             78.8%

----------------------
(1) Includes 2,500,000 shares of common stock underlying currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         Independent Auditor's Report.

         Consolidated Balance Sheet as of December 31, 2002.

         Consolidated Statements of Operations for the twelve months ended December 31, 2002 and 2001.

         Consolidated Statement of Common Stockholder's Equity for the twelve months ended December 31, 2002 and 2001.

         Consolidated Statements of Cash Flows for the twelve months ended December 31, 2002 and 2001.

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

        3.1 Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1985 (incorporated by reference to exhibit 3.1 of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(a) Certificate of Amendment filed with the Delaware Secretary of State on July 16, 1987 (incorporated by reference to exhibit 3.1(a) of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(b) Certificate of Amendment filed with the Delaware Secretary of State on February 3, 1992(incorporated by reference to exhibit 3.1(b) of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(c) Certificate of Amendment filed with the Delaware Secretary of State on November 23, 1992 (incorporated by reference to exhibit 3.1(c)of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(d) Certificate of Amendment filed with the Delaware Secretary of State on December 15, 1994(incorporated by reference to exhibit 3.1(d)of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(e) Certificate of Amendment filed with the Delaware Secretary of State on November 7, 1995(incorporated by reference to exhibit 3.1(e) of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(f) Certificate of Amendment filed with the Delaware Secretary of State on December 30, 1996 (incorporated by reference to exhibit 3.1(f)of the Registrant's Form 10-KSB for the year ended filed with the Securities and Exchange Commission on April 16, 2002).

        3.1(g) Certificate of Merger of GoPublicNow.com, Inc. into DermaRx Corporation filed with the
                          Delaware Secretary of State on April 6, 2000
                          (incorporated by reference to exhibit 3.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 20, 2000)

        3.1(h) Certificate of Amendment filed with the Delaware Secretary of State on November 8, 2000 (incorporated by reference to exhibit 3(a) of the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001).

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

        10.6 Investor Rights Agreement, dated January 8, 2002 between the Registrant and Todd Ficeto

        10.7              Warrant dated January 8, 2002 issued to Todd Ficeto

        23.1              Independent Auditor's Consent.

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


(b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.


ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003


                                         GPN Network, Inc.

                                         By: /s/ Todd M. Ficeto
                                             -----------------------------------
                                             Todd M. Ficeto
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          Name                             Title                     Date
     ---------------                   -------------                ------


    /s/ Todd M. Ficeto            President, Chief Executive
-----------------------------     Officer, Chief Financial
        Todd M. Ficeto            Officer and Director          April 15, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Todd M. Ficeto, certify that:

1. I have reviewed this annual report on Form 10-KSB of GPN Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003
                               /s/ TODD M. FICETO
                               -------------------
                               Todd M. Ficeto
                               Chief Executive Officer and
                               Chief Financial Officer

                                EXHIBIT 23.1

                          INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-97363 of GPN Network, Inc. on Form SB-2 of our report, dated April 14, 2003, which includes an emphasis paragraph relating to an uncertainty as to the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-KSB of GPN Network, Inc. for the year ended December 31, 2002.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 14, 2003

                                  Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of GPN Network, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ TODD M. FICETO
-------------------------------
    Todd M. Ficeto
    Chief Executive Officer and Chief Financial Officer
    (Principal Executive Officer and
     Principal Financial and Accounting Officer)
    April 15, 2003