Form 10QSB
period 2003-03-31
GPN NETWORK INC
filed 2003-05-15
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  March 31, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________  to  _____________

                       Commission File Number: 033-05384


                                GPN Network, Inc.
             (Exact name of Registrant as specified in its charter)


             Delaware                                 13-3301899
   -------------------------------                --------------------
   (State or other jurisdiction of                 (I.R.S.  Employer
   incorporation or organization)                  Identification No.)


1901 Avenue of the Stars,  Ste. 1950, Los Angeles, California           90067
-------------------------------------------------------------          --------
    (Address of principal executive offices)                           Zip Code


Registrant's telephone number, including area code          (310) 286-2211
                                                   -----------------------------


                                 Not Applicable
                                 --------------
  (Former name, former address and former fiscal year, if changed since last report)

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

       The number of shares outstanding of Registrant's common stock as of May 13, 2003 was 23,681,297.

                       GPN NETWORK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I.       FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheet as of  March 31, 2003 (unaudited)........3

          Consolidated Statements of Operations  for the Three months ended
          March 31, 2003 (unaudited) and March 31, 2002 (unaudited)...........4

          Consolidated Statement of Cash Flows for the Three months ended
          March 31, 2003 (unaudited) and March 31, 2002 (unaudited)...........5

          Notes to Consolidated Financial Statements..........................6

  Item 2. Management's Discussion and Analysis of  Financial Condition
          and Results of  Operations..........................................8

PART II.     OTHER INFORMATION

  Item 1. Legal Proceedings..................................................12

  Item 2. Changes in Securities and Use of Proceeds..........................12

  Item 3. Defaults Upon Senior Securities....................................12

  Item 4. Submission of Matters to a Vote of Securities Holders..............12

  Item 5. Other Information..................................................12

  Item 6. Exhibits and Reports on Form 8-K...................................12

          Signatures.........................................................13

ITEM 1. FINANCIAL STATEMENTS

                      GPN Network, Inc. and Subsidiaries
                          Consolidated Balance Sheet

                                                                    March 31,
                                                                      2003
                                                                  -----------
                                    Assets
Current assets
   Cash and cash equivalents                                      $        19
                                                                  -----------
      Total current assets                                                 19

                                                                  -----------
Total assets                                                      $        19
                                                                  ===========

                     Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable and accrued liabilities                       $   143,404
   Note payable to affiliate                                           54,987
   Promissory note to shareholder                                      70,280
   Net liabilities of discontinued operations                         455,000
                                                                  -----------

      Total current liabilities                                       723,671

Commitments and Contingencies

Stockholders' deficit
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares outstanding
   Common stock, $0.001 par value; 50,000,000 shares authorized,
      16,152,897 shares issued and outstanding                         16,153
   Additional paid-in capital                                       3,431,831
   Accumulated deficit                                             (4,171,636)
                                                                  -----------
      Total stockholders' deficit                                    (723,652)

                                                                  -----------
Total liabilities and stockholders' deficit                       $        19
                                                                  ===========

         See accompanying notes to consolidated financial statements.

          GPN Network, Inc. and Subsidiaries
         Consolidated Statements of Operations

                                              For the Three  For the Three
                                               Months Ended   Months Ended
                                                March 31,       March 31,
                                                  2003            2002
                                              ------------    ------------

Revenues                                      $         --    $         --

Operating expenses:
   Employee compensation                                --              --
   Selling, general and
      administrative expenses                        3,792          50,489

                                              ------------    ------------
      Total operating expenses                       3,792          50,489

Operating loss                                      (3,792)        (50,489)

Other income (expense):
   Interest income (expense)                        (1,820)         (1,802)

                                              ------------    ------------
      Total other income (expense)                  (1,820)         (1,802)

  Loss before income taxes                          (5,612)        (52,291)

   Provision for income taxes                          800           1,600

                                              ------------    ------------
Net loss                                      $     (6,412)   $    (53,891)
                                              ============    ============

Basic and diluted loss per common share       $         --    $         --
Basic and diluted weighted average
   common shares outstanding                    16,152,597      15,789,008
                                              ============    ============


        See accompanying notes to consolidated financial statements

                         GPN Network, Inc and Subsidiaries
                       Consolidated Statements of Cash Flows

                                                         For the Three    For the Three
                                                          Months Ended    Months Ended
                                                           March 31,        March 31,
                                                             2003             2002
                                                         -------------    -------------
                                                          (Unaudited)      (Unaudited)


Cash flows from operating activities:
  Net loss                                                $    (6,412)     $   (53,891)
  Adjustments to reconcile net to net cash used
    in operating activities:
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                       2,866           26,851
                                                         -------------    -------------

  Net cash provided by (used in) continuing
    operating activities                                       (3,546)         (27,040)

  Net cash provided by (used in) discontinued
    operating activities                                           --         (103,185)
                                                         -------------    -------------

    Total net cash provided by  (used in)
      operating activities                                     (3,546)        (130,225)


Cash flows from financing activities:
  Proceeds from note payable - shareholder                      3,550               --
  Principal payment of note payable  - shareholder                 --          (11,000)
  Proceeds from note payable - affiliate                           --               --
  Repurchase of common stock                                       --               --
  Proceeds from the sale of common stock,
    net of offering costs                                          --          138,776
                                                         -------------    -------------

    Net cash provided by financing activities                   3,550          127,776

Net increase (decrease) in cash                                     4           (2,449)

Cash at beginning of period                                        15            5,275

                                                         -------------    -------------
Cash at end of period                                     $        19      $     2,826
                                                         =============    =============



            See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three months ended March 31, 2003 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2002. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - THE COMPANY

GPN Network, Inc. is a Delaware corporation and, until July 2001, was engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early-stage development and small to mid-sized emerging growth companies with financial and business development services, including raising capital in private and public offerings. During 2001, due in large part to the decreased availability of investment capital to the Company's target market of Internet related, small growth companies, GPN failed to meet its revenue targets. On July 27, 2001, a majority interest in the Company was acquired by a private investor, and the Company installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue the Company's current operations effective July 27, 2001. The Company's principal activities are directed to reducing its liabilities and seeking possible acquisitions.

The shares of common Stock of the Company are traded on the NASD OTC Bulletin Board under the symbol "GPNN". The Company is headquartered in Los Angeles, California.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries GPN Securities, Inc., and Dermedics, Inc. Both of these subsidiaries are inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $4,171,636 as of March 31, 2003 and significant negative cash flows from operations for the twelve months ended December 31, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company currently has no specific operational business plan and accordingly will depend completely on additional funds to finance its short-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Lease Liability
---------------

At March 31, 2003, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ended March 31, 2002. The remaining amount due under the term of the lease has been accrued under accounts payable and accrued expenses.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                 For the Periods Ended
                                                                       March 31,
                                                                  2003           2002
                                                                ----------    ----------
Options outstanding under the Company's stock  option plans        632,125       632,125
Warrants issued in conjunction with the sale of common stock     4,722,244     4,722,244
Warrants issued to consultants for services rendered                20,125        20,125

NOTE 3 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of March 31, 2003, no preferred shares have been designated or issued.

Common Stock
------------

At March 31, 2003, the Company's Chief Executive Officer beneficially owned 12,200,000 shares of common stock and warrants for the purchase of an additional 2,500,000 shares. Of these shares, GPN has entered into an Investor Rights Agreement granting the Chief Executive Officer certain registration rights with respect to 5,000,000 shares and the shares underlying the warrants.

NOTE 4  - CONTINGENCIES

At March 31, 2003, the Company was in default of the terms of the lease of its corporate headquarters. The lease term ended March 31, 2002. At March 31, 2003, the remaining amount due under the term of the lease of $123,492 has been accrued under net liabilities from discontinued operations.

On December 13, 2001, service of process was effectuated upon the Company with regard to a fee agreement between the Company and Silver and Deboskey, a Professional Corporation located in Denver, Colorado. On November 27, 2002, judgment was entered in favor of Silver & Deboskey in the amount of $28,091.

NOTE 5 - SUBSEQUENT EVENT

The Company's principal stockholder had advanced the Company an aggregate of $70,725 to finance the Company's working capital needs. As of May 12, 2003, said sum had accrued an aggregate of $4,559 in interest. On May 12, 2003, the principal stockholder transferred the right to receive such monies to a third party. Concurrently with the transfer, the Company issued 7,528,400 shares of its common stock to the third party in exchange for the cancellation of this indebtedness.

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

Overview
--------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenue
-------

Because the Company discontinued its only revenue producing activity during 2001, there is no revenue shown on the consolidated statement of operations for the period ending March 31, 2003 or March 31, 2002. The Company is currently seeking an acquisition candidate to enhance stockholder value. While preliminary discussions are being held with one company, no agreement is in place and there can be no assurance one will result. Any such acquisition will likely involve substantial dilution to existing shareholders and/or a reverse stock split of the Company's outstanding common stock.

Employee Compensation
---------------------

There was no employee compensation during the three months ended March 31, 2003 or March 31, 2002.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $3,792 for the three months ended March 31, 2003, which is a 92% decrease from selling, general and administrative expenses of $50,489 for the three months ended March 31, 2002. The primary components of this amount for the three months ended March 31, 2003 were legal and accounting fees. The decrease was caused by decreased legal and accounting fees due to the Company's discontinuation of its business activities.

Interest Income and Expense
---------------------------

Interest expense for the three months ended March 31, 2003 was $1,820. Interest income for the three months ended March 31, 2002 was $1,802. The net difference of $18 is due to higher balances during 2003 on the notes payable to shareholder and affiliate.

Net Loss
--------

For the reasons stated above, the Company had a net loss of $6,412 for the three months ended March 31, 2003 which is an 88% decrease from the net loss of $53,891 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had $19 in current assets, all of which was cash. Also at March 31, 2003 current liabilities were $723,671 resulting in negative working capital of ($723,652). During the three months ended March 31, 2003, the Company used cash in its operating activities of $3,546. During the three months ended March 31, 2002, the Company used cash in its operating activities of $130,225.

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

The Company's principal stockholder had advanced the Company an aggregate of $70,725 to finance the Company's working capital needs. As of May 12, 2003, said sum had accrued an aggregate of $4,559 in interest. On May 12, 2003, the principal shareholder transferred the right to receive such monies to a third party. Concurrently with the transfer, the Company issued 7,528,400 shares of its common stock to the third party in exchange for the cancellation of this indebtedness.

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

GPN has incurred losses and experienced negative operating cash flow since its formation. For the three months ended March 31, 2003 and the year ended December 31, 2002, GPN had a net loss of approximately $6,400 and $222,000, respectively, and negative cash flow from operations of approximately $3,500 and $153,000, respectively. GPN also had an accumulated deficit of approximately $4.2 million as of March 31, 2003. The Company expects to continue to incur operating and net losses and negative operating cash flow for the foreseeable future, and there is no assurance that the Company will ever achieve profitability or generate positive cash flow.

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

Item 4:  Submission of Matters to a Vote of Securities Holders'
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003



                                 GPN Network, Inc.



                             By: /s/ Todd M. Ficeto
                                 -------------------------
                                 Todd M. Ficeto
                                 President, Chief Executive Officer

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


Date: May 13, 2003
                               /s/ TODD M. FICETO
                               -------------------
                               Todd M. Ficeto
                               Chief Executive Officer

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

 Date: May 13, 2003



                               /s/ TODD M. FICETO
                               ------------------
                                  Todd M. Ficeto
                                  Chief Financial Officer

                                  Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of GPN Network, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ TODD M. FICETO
-------------------------------
    Todd M. Ficeto
    Chief Executive Officer and Chief Financial Officer
    (Principal Executive Officer and
     Principal Financial and Accounting Officer)
    May 13, 2003