Form 10QSB
period 2003-06-30
GPN NETWORK INC
filed 2003-08-19
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  June 30, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 033-05384


                                GPN Network, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                     13-3301899
---------------------------------            -----------------------------------
 (State or other jurisdiction of                      (I.R.S.  Employer
  incorporation or organization)                       Identification No.)

8655 East Via De Ventura, Suite E-155, Scottsdale, Arizona             85258
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             Zip Code


Registrant's telephone number, including area code      (408) 922-3926
                                                  ----------------------------



       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                                         No
               ----------                                      ----------

       The number of shares outstanding of Registrant's common stock as of August 12, 2003 was 11,715,650.

                       GPN NETWORK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheet as of  June 30, 2003 (unaudited)........3

            Consolidated  Statements  of  Operations  for the three months ended June 30, 2003  (unaudited) and 2002  (unaudited) and six months ended June 30, 2003 (unaudited) and 2002 (unaudited)........4

            Consolidated Statement of Cash Flows for the six months ended
            June 30, 2003 (unaudited) and 2002.................................5

            Notes to Consolidated Financial Statements.........................6

   Item 2.  Management's Discussion and Analysis of  Financial Condition
            and Results of  Operations.........................................9

   Item 3.  Controls and Procedures...........................................21

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................22

   Item 2.  Changes in Securities and Use of Proceeds.........................22

   Item 3.  Defaults Upon Senior Securities...................................22

   Item 4.  Submission of Matters to a Vote of Securities Holders.............22

   Item 5.  Other Information.................................................22

   Item 6.  Exhibits and Reports on Form 8-K..................................22

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements


                       GPN Network, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                          June 30,
                                                            2003
                                                         -----------
                                                         (unaudited)
                          Assets
Current assets
   Cash and cash equivalents                             $       --
                                                         -----------
      Total current assets                                       --

                                                         -----------
Total assets                                             $       --
                                                         ===========


           Liabilities and Stockholders' Deficit
Current liabilities
   Bank Overdraft                                        $   34,162
   Accounts payable and accrued liabilities                 105,518
   Note payable                                              55,821
   Promissory note to shareholder                             4,486
   Net liabilities of discontinued operations                90,417
                                                         -----------

      Total current liabilities                             290,404

Commitments and Contingencies                                    --

Stockholders' deficit
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized,
      no shares outstanding                                      --
   Common stock, $0.001 par value;
      50,000,000 shares authorized,
      23,681,297 shares issued and outstanding               23,681
   Additional paid-in capital                             3,499,586
   Accumulated deficit                                   (3,813,671)
                                                         -----------
      Total stockholders' deficit                          (290,404)

                                                         -----------
Total liabilities and stockholders' deficit              $       --
                                                         ===========

         See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                    For the Three   For the Three    For the Six     For the Six
                                                    Months Ended    Months Ended    Months Ended    Months Ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2003            2002            2003            2002
                                                    -------------   -------------   -------------   -------------
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues                                            $         --    $         --    $         --    $         --

Operating expenses:
   Employee compensation                                      --              --              --              --
   Selling, general and administrative expenses           10,662          70,325          14,454         120,814

                                                    -------------   -------------   -------------   -------------
      Total operating expenses                            10,662          70,325          14,454         120,814

Operating loss                                           (10,662)        (70,325)        (14,454)       (120,814)

Other income (expense):
   Interest (expense)                                     (1,338)         (1,174)         (3,157)         (2,976)
   Gain on settlement of liabilities                     369,964              --         369,964              --

                                                     -------------   -------------   -------------   -------------
      Total other income (expense)                       368,626          (1,174)        366,807          (2,976)

  Income (loss) before income taxes                      357,964         (71,499)        352,353        (123,790)

   Provision for income taxes                                 --             289             800           1,889

                                                    -------------   -------------   -------------   -------------
Net income (loss)                                   $    357,964    $    (71,788)   $    351,553    $   (125,679)
                                                    =============   =============   =============   =============

Basic and diluted income (loss) per common share    $       0.02    $         --    $       0.02    $      (0.01)
Basic and diluted weighted average
   common shares outstanding                          20,206,651      16,677,897      18,190,972      16,456,903
                                                    =============   =============   =============   =============


     See accompanying notes to consolidated financial statements

                        GPN Network, Inc and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                    For the Six    For the Six
                                                    Months Ended   Months Ended
                                                      June 30,       June 30,
                                                        2003           2002
                                                    -----------    -----------
                                                    (Unaudited)    (Unaudited)

Cash flows from operating activities:
   Net income (loss) from continuing operations     $  (18,411)    $ (125,679)
  Adjustments to reconcile net to net cash used
  in operating activities:
  Changes in operating assets and liabilities:
        Other assets                                        --            689
        Increase in bank overdraft                      34,162             --
        Accounts payable and accrued expenses            7,253         85,354
                                                    -----------    -----------

   Net cash provided by (used in)
     continuing operating activities                    23,004        (39,636)

   Net cash provided by (used in)
     discontinued operating activities                 (27,505)       (98,874)
                                                    -----------    -----------

        Total net cash provided by (used in)
          operating activities                          (4,501)      (138,510)


Cash flows from financing activities:
   Proceeds from short term loan - shareholder           8,986         11,500
   Principal payment of short term loan - shareholder   (4,500)       (15,000)
   Proceeds from the sale of common stock,
     net of offering costs                                  --        138,776
                                                    -----------    -----------

   Net cash provided by financing activities             4,486        135,276

Net increase (decrease) in cash                            (15)        (3,234)

Cash at beginning of period                                 15          5,275

                                                    -----------    -----------
Cash at end of period                               $       --     $    2,041
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Stock issued in exchange for debt:                  $   75,284     $       --



            See accompanying notes to consolidated financial statements.

                       GPN Network, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The financial statements of GPN Network, Inc. ("GPN" or the "Company") for the three and six months ended June 30, 2003 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in GPN's Form 10-KSB as of and for the period ended December 31, 2002. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of GPN for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

On July 2, 2003, the Company and ImmuneRegen Biosciences, Inc., a privately-held Delaware corporation ("ImmuneRegen"), entered into and consummated an Agreement and Plan of Merger (the "Merger"). In accordance with the Merger, on July 2, 2003, the Registrant, through its wholly-owned subsidiary, GPN Acquisition Corporation, a Delaware corporation ("Merger Sub"), acquired ImmuneRegen in exchange for 10,531,585 shares of the Registrant's common stock. Except where noted otherwise, references in this report, pre-Merger, to "we," "us," "our," "GPN" and the "Company" are to us, and references in this report, post-Merger, to "we," "us," "our," "GPN" and the "Company" are to us and our wholly-owned subsidiary, ImmuneRegen. The transaction contemplated by the Merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

ImmuneRegen is a biotechnology company engaged in the research and development of applications utilizing modified substance P, a naturally occurring immunomodulator. ImmuneRegen's goal is to enter into overseas licensing and royalty agreements for its applications while awaiting approval by the FDA in the Unites States. Once approval has been obtained by the FDA, ImmuneRegen hopes to further expand its sales efforts internationally and will attempt to begin to generate sales domestically through the licensing and the direct sales of its products in the United States.

The shares of common stock of the Company are traded on the NASD OTC Bulletin Board under the symbol "GPNN". The Company is headquartered in Los Angeles, California.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries GPN Securities, Inc., and Dermedics, Inc. Both of these subsidiaries are inactive. The Merger with ImmuneRegen BioSciences, Inc. was effective July 2, 2003, and accordingly the accounts of ImmuneRegen are not included in the Company's financial statements for the period ended June 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of June 30, 2003, the Company had an accumulated deficit of $3,813,671 and total stockholders' deficit of $290,404. The Company also had significant negative cash flows from operations for the twelve months ended December 31, 2002. These factors, along with the Company's lack of an operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Lease Liability
---------------

During the three months ended June 30, 2003, the Company entered into a settlement agreement and mutual release with its former landlord regarding the lease of its former corporate headquarters. Pursuant to the terms of this agreement, the Company agreed to pay the sum of $25,000 in return for a complete release of any further liability under the lease.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                 Options/warrants
                                              outstanding at June 30,
                                               ---------------------
                                               2003             2002
                                               ----             ----
Options outstanding under the
   Company's stock  option plans.............632,125         632,125
Warrants outstanding issued with
   the sale of common stock................4,722,244       4,722,244
Warrants outstanding issued to
   consultants for services rendered..........20,125          20,125


NOTE 3 - LIABILITIES

In September 2001, the Company borrowed the principal amount of $50,000. Interest at 6% is compouneded quarterly. Principal and accrued interest is due September 7, 2003.

In May 2003, a note payable to a shareholder in the amount of $75,284 was cancelled in exchange for the issuance of an aggregate of 7,528,400 shares of the Company's common stock.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock
------------

In May 2003, an aggregate of 7,528,400 shares of the the Company's common stock was sold and issued in a private offering pursuant to Regulation D of the Securities Act of 1933 in exchange for the cancellation of $75,284 of indebtedness.

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. All shares of any series shall be equal in rank and identical in all respects. As of June 30, 2003, no preferred shares have been designated or issued.

NOTE 5  - CONTINGENCIES

In June 2003, ImmuneRegen entered into Secured Convertible Promissory Note agreements in the aggregate amount of $550,000. The Company has guaranteed these notes.

NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2003, the Company effected a one-for-twenty reverse split of its common stock. The number of shares of common stock outstanding immediately before the reverse split was 23,681,297. Immediately after the reverse split, the number of shares of common stock outstanding was 1,184,065.

On July 2, 2003, the Company and ImmuneRegen entered into and consummated the Merger, and the Company, through Merger Sub, acquired ImmuneRegen in exchange for 10,531,585 shares of the Company's common stock. The transaction contemplated by the Merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Immediately after the transaction, the Company had outstanding 11,715,650 shares of common stock. The Company anticipates filing Form 8-K/A with the audited financial statements of ImmuneRegen along with the pro forma combined financial statements of the combined entities on or before September 5, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following information should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Except for historical information contained herein, the matters discussed in this quarterly report on form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors. Such risks and uncertainties include, without limitation, our limited operating history, the unpredictability of our future revenues, the effects of the Merger, the ability to obtain additional funds, and lack of a trading market for our stock. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors set forth elsewhere in this report under "Risk Factors" and in other reports or documents that we file from time-to-time with the Securities and Exchange Commission.

Overview
--------

During 2001, due in large part to the decreased availability of investment capital to the our target market of internet related, small growth companies, we failed to meet our revenue targets. On July 27, 2001, a majority interest in us was acquired by a private investor, and we installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue our then current operations effective July 27, 2001. As a result, our operations through December 31, 2001 are reported as discontinued operations.

During 2002 and 2003, we were engaged in discussions regarding possible business combinations or asset acquisitions. On July 2, 2003, we entered into and consummated the Merger with ImmuneRegen.

In accordance with the Merger, on July 2, 2003, through Merger Sub, we acquired ImmuneRegen in exchange for 10,531,585 shares of our common stock. The transaction contemplated by the Merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

ImmuneRegen is a biotechnology company engaged in the research and development of applications utilizing modified substance P, a naturally occurring immunomodulator. ImmuneRegen's goal is to enter into overseas licensing and royalty agreements for its applications while awaiting approval by the FDA in the Unites States. Once approval has been obtained by the FDA, ImmuneRegen hopes to further expand its sales efforts internationally and will attempt to begin to generate sales domestically through the licensing and the direct sales of its products in the United States.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002


Revenue
-------

Because we discontinued our only revenue producing activity during 2001, there is no revenue shown on the consolidated statement of operations for the period ending June 30, 2003 or June 30, 2002.

Employee Compensation
---------------------

There was no employee compensation during the three months ended June 30, 2003 or June 30, 2002.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $10,662 for the three months ended June 30, 2003, which is an 85% decrease from selling, general and administrative expenses of $70,325 for the three months ended June 30, 2002. The primary components of this amount for the three months ended June 30, 2003 were legal and accounting fees. The decrease was caused by decreased legal and accounting fees due to our discontinuation of our business activities.

Interest Income and Expense
---------------------------

Interest expense for the three months ended June 30, 2003 was $1,338. Interest expense for the three months ended June 30, 2002 was $1,174. The net difference of $164 is due to higher balances during 2003 on the notes payable to shareholder and affiliate.

Other Income
------------

During the three months ended June 30, 2003, we entered into settlement agreements with our previous landlord and with many of our vendors. These agreements resulted in a gain on settlement of liabilities of $369,964 during the three months ended June 30, 2003, compared to no such gain during the three months ended June 30, 2002.

Net Income (Loss)
-----------------

For the reasons stated above, we had a net income of $357,964 for the three months ended June 30, 2003 compared to a net loss of ($71,788) for the three months ended June 30, 2002, or an increase of $429,270.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenue
-------

Because we discontinued our only revenue producing activity during 2001, there is no revenue shown on the consolidated statement of operations for the period ending June 30, 2003 or June 30, 2002.

Employee Compensation
---------------------

There was no employee compensation during the six months ended June 30, 2003 or June 30, 2002.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses from continuing operations were $14,454 for the six months ended June 30, 2003, which is an 88% decrease from selling, general and administrative expenses of $120,814 for the six months ended June 30, 2002. The primary components of this amount for the six months ended June 30, 2003 were legal and accounting fees. The decrease was caused by decreased legal and accounting fees due to our discontinuation of our business activities.

Interest Income and Expense
---------------------------

Interest expense for the six months ended June 30, 2003 was $3,157. Interest expense for the six months ended June 30, 2002 was $2,976. The increase $181 is due to higher balances during 2003 on the notes payable to shareholder and affiliate.

Other Income
------------

During the six months ended June 30, 2003, we entered into settlement agreements with our previous landlord and with many of our previous vendors. These agreements resulted in a gain on settlement of liabilities of $369,964 during the three months ended June 30, 2003, compared to no such gain during the three months ended June 30, 2002.

Net Income (Loss)
-----------------

For the reasons stated above, we had a net income of $351,553 for the six months ended June 30, 2003 compared to a net loss of ($125,679) for the six months ended June 30, 2002, or an increase of $477,232.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had no current assets. Also at June 30, 2003 current liabilities were $290,404 resulting in negative working capital of ($290,404). During the six months ended June 30, 2003, we had cash provided by its operating activities of $23,004. During the six months ended June 30, 2002, we used cash in its operating activities of $39,636.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

Risk Factors
------------

THE ACTUAL RESULTS OF THE COMBINED COMPANY MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. GPN AND IMMUNEREGEN WILL OPERATE AS A COMBINED COMPANY IN A MARKET ENVIRONMENT THAT IS DIFFICULT TO PREDICT AND THAT INVOLVES SIGNIFICANT RISKS AND UNCERTAINTIES, MANY OF WHICH WILL BE BEYOND THE COMBINED COMPANY'S CONTROL. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN, OR THAT ARE NOT CURRENTLY BELIEVED TO BE IMPORTANT TO YOU, IF THEY MATERIALIZE, ALSO MAY ADVERSELY AFFECT THE COMBINED COMPANY.

                           RISKS RELATED TO THE MERGER
                           ---------------------------

The market price of our common stock may decline as a result of the merger.
---------------------------------------------------------------------------

The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

    o the integration of GPN and ImmuneRegen is not completed in a timely and efficient manner;

    o the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

    o the effect of the Merger on the combined company's financial results is not consistent with the expectations of financial or industry analysts; or

    o significant GPN stockholders decide to dispose of their shares following the Merger.

The merger may result in loss of key employees.
-----------------------------------------------

Despite ImmuneRegen's efforts to retain key employees, the combined company might lose some key employees following the Merger. Competition for qualified technical and management employees is intense. Competitors and other companies may recruit employees prior to the merger and during the integration process following the closing of the merger, which has become a common practice. As a result, employees could leave with little or no prior notice, which could cause delays and disruptions in the effort to integrate the two companies and result in expenses associated with finding replacement employees.

There may be sales of substantial  amounts of our common stock after the merger,
--------------------------------------------------------------------------------
which could cause our stock price to fall.
------------------------------------------

A substantially large number of shares of our common stock may be sold into the public market within short periods of time at various dates following the closing of the Merger. As a result, our stock price could fall.

Our stock price is volatile and could decline in the future.
------------------------------------------------------------

The price of our common stock has been volatile in the past and will likely continue to fluctuate in the future. The stock market in general and the market for shares of life science companies in particular have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the life science and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

    o Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

    o   ImmuneRegen's financial position and results of operations;

    o The results of preclinical studies and clinical trials by ImmuneRegen, its collaborators or its competitors;

    o Concern as to, or other evidence of, the safety or efficacy of ImmuneRegen's proposed products or its competitors' products;

    o Announcements of technological innovations or new products by ImmuneRegen or its competitors;

    o   U.S. and foreign governmental regulatory actions;

    o   Actual or anticipated changes in drug reimbursement policies;

    o   Developments with ImmuneRegen's collaborators, if any;

    o Developments concerning patent or other proprietary rights of ImmuneRegen or its competitors (including litigation);

    o   Status of litigation;

    o   Period-to-period fluctuations in ImmuneRegen's operating results;

    o Changes in estimates of the combined company's performance by any securities analysts;

    o New regulatory requirements and changes in the existing regulatory environment;

    o   Market conditions for life science stocks in general.

                          RISKS RELATED TO IMMUNEREGEN
                          ----------------------------

ImmuneRegen has an accumulated  deficit, is not currently profitable and expects
--------------------------------------------------------------------------------
to incur significant expenses in the near future.
-------------------------------------------------

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to June 30, 2003, and currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If ImmuneRegen's revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, ImmuneRegen may experience reduced profitability.

We  will  be  required  to  raise  additional   capital  to  fund  ImmuneRegen's
--------------------------------------------------------------------------------
operations.  We may not be able to raise needed additional capital in the future
--------------------------------------------------------------------------------
to fund ImmuneRegen's operations.
---------------------------------

ImmuneRegen requires substantial working capital to fund its operations. ImmuneRegen's working capital requirements and cash flow provided by operating activities is expected to vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors. The cost, timing and amount of funds needed by ImmuneRegen cannot be precisely determined at this time and will be based on numerous factors, including, but not limited to, approval by the U.S. Food and Drug Administration and market acceptance of its products. To the extent that existing resources and future earnings are insufficient to fund future activities, we will need to raise additional funds through additional public or private equity offerings of its securities or debt financings. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to we. If we is unable to raise needed funds on acceptable terms, ImmuneRegen will not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require we to take drastic steps such as reducing ImmuneRegen's level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, ImmuneRegen will not be able to continue operations.

ImmuneRegen's  limited  operating  history  makes it  difficult  to evaluate the
--------------------------------------------------------------------------------
ImmuneRegen's plan is not successful,  or management is not effective, the value
--------------------------------------------------------------------------------
of our common stock may decline.
--------------------------------

ImmuneRegen was founded in October 2002. As a result, ImmuneRegen has a limited operating history on which you can base your evaluation of its business and prospects. ImmuneRegen's business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks and uncertainties include the following:

    o   Our ability to raise additional funding and the amounts raised, if any;

    o   The time and costs involved in obtaining regulatory approvals;

    o Continued scientific progress in ImmuneRegen's research and development programs;

    o   The scope and results of preclinical studies and clinical trials;

    o   The costs involved in filing, prosecuting and enforcing patent claims;

    o   Competing technological and market developments;

    o   Effective commercialization activities and arrangements;

    o   The costs of defending against and settling lawsuits; and

    o   Other factors not within the combined company's control or known to it.

The combined company cannot be sure that it will be successful in meeting these challenges and addressing these risks and uncertainties. If it are unable to do so, ImmuneRegen's business will not be successful.

ImmuneRegen's  failure to successfully  develop and  commercialize  products may
--------------------------------------------------------------------------------
cause us to cease operations.
-----------------------------

ImmuneRegen's failure to develop and commercialize products successfully may cause it to cease operations. Its potential therapies utilizing Homspera will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. ImmuneRegen cannot guarantee that it, or its corporate collaborators, if any, will ever obtain any regulatory approvals of Homspera. ImmuneRegen currently is focusing its core competencies on Homspera although there may be no assurance that it will be successful in so doing.

ImmuneRegen's therapies and technologies utilizing Homspera is at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. ImmuneRegen's technologies utilizing Homspera has not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.

The results of ImmuneRegen's preclinical studies and clinical trials may not be indicative or future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if it is to develop any products. Delays in planned patient enrollment in ImmuneRegen's clinical trials may result in increased costs, program delays or both. None of ImmuneRegen's potential products may prove to be safe or effective in clinical trials. Approval of the Unites States Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, ImmuneRegen's potential products may not achieve market acceptance. Any products resulting from ImmuneRegen's programs may not be successfully developed or commercially available for a number of years, if at all.

Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of any of ImmuneRegen's proposed products. The appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of ImmuneRegen's proposed products or, if previously approved, necessitate their withdrawal from the market.

The lengthy product  approval  process and uncertainty of government  regulatory
--------------------------------------------------------------------------------
requirements  may delay or prevent  ImmuneRegen  from  commercializing  proposed
--------------------------------------------------------------------------------
products.
---------

Clinical testing, manufacture, promotion, export and sale of ImmuneRegen's proposed products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent ImmuneRegen from commercializing proposed products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of such products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. ImmuneRegen may not receive necessary FDA clearances for any of its potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of ImmuneRegen's proposed products is uncertain.

Even if human clinical trials of Homspera are initiated and successfully completed, the FDA may not approve Homspera for commercial sale. ImmuneRegen may encounter significant delays or excessive costs in its efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. ImmuneRegen may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on ImmuneRegen. ImmuneRegen, or its contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on ImmuneRegen.

The FDA has not designated expanded access protocols for Homspera as "treatment" protocols. The FDA may not determine that Homspera meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if Homspera is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Homspera. The FDA also may not consider Homspera to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Marketing any drug products outside of the United States will subject ImmuneRegen to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, ImmuneRegen's ability to export drug candidates outside the United States on a commercial basis will be subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

Technological change and competition may render ImmuneRegen's potential products
--------------------------------------------------------------------------------
obsolete.
---------

The life science industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that ImmuneRegen is developing or that would render ImmuneRegen's technology and proposed products obsolete or noncompetitive. Most of ImmuneRegen's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than it. Accordingly, some of ImmuneRegen's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than it, or technologies and products that are more effective and affordable than any that ImmuneRegen is developing.

ImmuneRegen's  lack of commercial  manufacturing  and marketing  experience  may
--------------------------------------------------------------------------------
prevent it from successfully commercializing products.
------------------------------------------------------

ImmuneRegen has not manufactured any of its products in commercial quantities. ImmuneRegen may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if Homspera is successfully developed and receives FDA approval, ImmuneRegen has not demonstrated the capability to manufacture Homspera in commercial quantities. ImmuneRegen has not demonstrated the ability to manufacture Homspera in large-scale clinical quantities. ImmuneRegen expects to rely on third parties for the final activation step of the Homspera manufacturing process. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that ImmuneRegen could establish other manufacturing capacity on a timely basis.

ImmuneRegen has no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products. Thus, ImmuneRegen's proposed products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacturing process of ImmuneRegen's proposed products is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by ImmuneRegen and by the FDA. Moreover, it is expected that ImmuneRegen's proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, ImmuneRegen would not be able to quickly replace its manufacturing capacity if we were unable to use its manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. ImmuneRegen's inability or reduced capacity to manufacture its proposed products would prevent it from successfully commercializing its proposed products.

ImmuneRegen may enter into arrangements with contract manufacturing companies in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If ImmuneRegen chooses to contract for manufacturing services, ImmuneRegen may encounter costs, delays and/or other difficulties in producing, packaging and distributing its clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the GMP requirements; failure to do so could result in, among other things, the disruption of its product supplies. ImmuneRegen's potential dependence upon third parties for the manufacture of its proposed products may adversely affect its profit margins and its ability to develop and deliver proposed products on a timely and competitive basis.

Adverse  determinations  concerning  product pricing,  reimbursement and related
--------------------------------------------------------------------------------
matters could prevent ImmuneRegen from successfully commercializing homspera.
-----------------------------------------------------------------------------

ImmuneRegen's ability to earn sufficient revenue on Homspera or any other proposed products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent it from successfully commercializing Homspera or any proposed products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Homspera or any such other proposed products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

ImmuneRegen's  success may depend upon the acceptance of homspera by the medical
--------------------------------------------------------------------------------
community.
----------

ImmuneRegen's ability to market and commercialize Homspera depends on the acceptance and utilization of Homspera by the medical community. ImmuneRegen will need to develop commercialization initiatives designed to increase awareness about it and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, ImmuneRegen has not developed any such initiatives. Without such acceptance of Homspera, the product upon which ImmuneRegen expects to be substantially dependent, ImmuneRegen may not be able to successfully commercialize Homspera or generate revenue.

Product liability exposure may expose ImmuneRegen to significant liability.
---------------------------------------------------------------------------

ImmuneRegen faces an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of its technology or prospective products is alleged to have resulted in adverse effects. ImmuneRegen may not be able to avoid significant liability exposure. ImmuneRegen may not have sufficient insurance coverage, and ImmuneRegen may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of its products. A product liability claim could hurt its financial performance. Even if ImmuneRegen avoids liability exposure, significant costs could be incurred that could hurt its financial performance.

If ImmuneRegen fails to attract and retain consultants and employees, its growth
--------------------------------------------------------------------------------
could be limited and its costs could  increase,  which may adversely  affect its
--------------------------------------------------------------------------------
results of operations and financial position.
---------------------------------------------

ImmuneRegen's future success depends in large part upon its ability to attract and retain highly skilled executive-level management and scientific personnel. The competition in the scientific industry for such personnel is intense, and ImmuneRegen cannot be sure that it will be successful in attracting and retaining such personnel. Most of ImmuneRegen's consultants and employees and several of its executive officers began working for ImmuneRegen recently, and all employees are subject to "at will" employment. Most of ImmuneRegen's consultants and employees are not subject to non-competition agreements. ImmuneRegen cannot guarantee that it will be able to replace any of its management personnel in the event their services become unavailable.

ImmuneRegen's patents and proprietary  technology may not be enforceable and the
--------------------------------------------------------------------------------
patents  and  proprietary  technology  of others may  prevent  ImmuneRegen  from
--------------------------------------------------------------------------------
commercializing products.
-------------------------

Although ImmuneRegen believes its patents to be protected and enforceable, the failure to obtain meaningful patent protection products and processes would greatly diminish the value of its potential products and processes.

In addition, whether or not ImmuneRegen's patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to its products. Patents we are not aware of may adversely affect ImmuneRegen's ability to develop and commercialize products.

The patent positions of biotechnology and pharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. ImmuneRegen also relies upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. ImmuneRegen also relies on protecting our proprietary technology in part through confidentiality agreements with its current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and ImmuneRegen may not have adequate remedies for any such breaches. In addition, ImmuneRegen's trade secrets may otherwise become known or independently discovered by ImmuneRegen's competitors. Litigation may be necessary to defend against claims of infringement, to enforce ImmuneRegen's patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject ImmuneRegen to significant liabilities to third parties, require disputed rights to be licensed or require ImmuneRegen to cease using certain technologies.

ImmuneRegen's  products and services could infringe on the intellectual property
--------------------------------------------------------------------------------
rights of others,  which may cause it to engage in costly  litigation and, if is
--------------------------------------------------------------------------------
not successful,  could cause it to pay substantial  damages and prohibit it from
--------------------------------------------------------------------------------
selling our products or servicing  ImmuneRegen's clients.
---------------------------------------------------------

ImmuneRegen cannot be certain that its technology and other intellectual property does not infringe upon the intellectual property rights of others. Authorship and priority of intellectual property rights may be difficult to verify. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to services similar to those offered by ImmuneRegen. ImmuneRegen may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

If ImmuneRegen's products violate third-party proprietary rights, it cannot assure you that it would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all. Any claims made against us relating to the infringement of third-party propriety rights could result in the expenditure of significant financial and managerial resources and injunctions preventing it from providing services. Such claims could severely harm ImmuneRegen's financial condition and ability to compete.

Hazardous  materials  and  environmental  matters  could expose  ImmuneRegen  to
--------------------------------------------------------------------------------
significant costs.
------------------

ImmuneRegen may be required to incur significant costs to comply with current or future environmental laws and regulations. Although ImmuneRegen does not currently manufacture commercial quantities of its proposed products, it does produce limited quantities of these products for its clinical trials. ImmuneRegen's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. ImmuneRegen is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although ImmuneRegen believes that its safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, ImmuneRegen could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on ImmuneRegen's operations, business and assets.

                       RISKS RELATED TO CAPITAL STRUCTURE
                       ----------------------------------

There is no assurance of an established public trading market.
--------------------------------------------------------------

Although our common stock trades on the NASD OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

    o   the issuance of new equity securities pursuant to a future offering;

    o   changes in interest rates;

    o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    o   variations in quarterly operating results;

    o   change in financial estimates by securities analysts;

    o   the depth and liquidity of the market for our common stock;

    o investor perceptions of our company and the technologies industries generally; and

    o   general economic and other national conditions.

Our common stock could be considered a "penny stock."
-----------------------------------------------------

Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.
------------------------------------------------------------

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our  executive  officers,  directors  and  principal  stockholders  control  our
--------------------------------------------------------------------------------
business and may make decisions that are not in our best interests.
-------------------------------------------------------------------

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, own over a majority of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer form making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional  equity  securities may adversely affect the market price of
--------------------------------------------------------------------------------
our common stock and your rights in we may be reduced.
------------------------------------------------------

Certain of our stockholders have the right to hold securities registered pursuant to registration rights agreements. The sale or the proposed sale of substantial amounts of our equity securities or convertible debt securities may adversely affect the market price of its common stock and its stockholders may experience substantial dilution. Also, any new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

We can issue  shares of  preferred  stock with  rights  superior to those of the
--------------------------------------------------------------------------------
holders of our common  stock.  Such  issuances  can dilute the tangible net book
--------------------------------------------------------------------------------
value of shares of our common stock.
------------------------------------

Our Board of Directors is authorized to issue up to 10,000,000 shares of blank check preferred stock with rights that are superior to the rights of the stockholders of its common stock, at a purchase price substantially lower than the market price of shares of its common stock without stockholder approval.

We have no intention to pay dividends.
--------------------------------------

We have never declared or paid any dividends on our securities. We currently intend to retain our earning for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a - 14 of the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commission under the Exchange Act.

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

On May 12, 2003, an aggregate of 7,528,400 shares of the Registrant's common stock was sold and issued in a private offering pursuant to Regulation D of the Securities Act of 1933 in exchange for the cancellation of $75,284 of indebtedness.

Effective as of July 2, 2003, GPN completed the Merger that was entered into by and between GPN and ImmuneRegen, which set forth the terms and conditions of the business combination between the parties, as a result of which ImmuneRegen became a wholly-owned subsidiary of GPN. Pursuant to the Merger, the stockholders of ImmuneRegen received an aggregate of 10,531,585 shares of our common stock, representing approximately 89.9% of our outstanding common stock immediately following the Merger. Our common stock is listed for quotation on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "GPNN."

Item 3. Defaults Upon Senior Securities

        None.

Item 4: Submission of Matters to a Vote of Security Holders

On May 26, 2003, the Registrant's Board of Directors unanimously adopted resolutions declaring the advisability of, and recommending that its stockholders approve, a one-for-twenty reverse stock split. In connection with the adoption of this resolution, the Board of Directors elected to seek the written consent of the holders of a majority of the Registrant's outstanding shares in order to reduce the costs and implement the proposal in a timely manner. On May 26, 2003, two individuals who collectively owned approximately 88% of the Registrant's common stock on such date consented in writing to the reverse stock split.

Item 5. Other Information

        None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
32 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003

                             GPN Network, Inc.



                             By: /s/ Michael Wilhelm
                                 ----------------------------------
                                 Michael Wilhelm
                                 President and Chief Executive Officer


                              By: /s/ Eric Hopkins
                                 ----------------------------------
                                  Eric Hopkins
                                  Chief Financial Officer