Form 10QSB
period 2003-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2003-12-29
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to _____________

Commission File Number: 033-05384


                          IR BioSciences Holdings, Inc.
             (Exact name of Registrant as specified in its charter)


           Delaware                                        13-3301899
-----------------------------                   --------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)

8655 East Via De Ventura, Suite E-155,  Scottsdale,  Arizona           85258
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       Zip Code


Registrant's telephone number, including area code         (408) 922-3926
                                                  ------------------------------


                                GPN Network, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                          No    X
                     -------                      -------

     The number of shares outstanding of Registrant's common stock as of December 15, 2003 was 11,715,650.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS



                                                                    Page Number

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements:

             Consolidated Balance Sheet as of September 30, 2003 ...........3

             Consolidated Statement of Operations for the three-month
             period ended September 30, 2003................................4

             Consolidated Statements of Operations for the nine-month
             period ended September 30, 2003 and for the cumulative
             period from inception (October 30, 2002) to
             September 30, 2003.............................................5

             Consolidated Statement of Stockholders' Equity (Deficit)
             for the period from inception (October 30, 2002) to
             September 30, 2003.............................................6

             Consolidated Statement of Cash Flows for the nine-month
             period ended September 30, 2003 and for the period from
             inception (October 30, 2002) to September 30, 2003.............7

             Notes to Consolidated Financial Statements.....................9

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................15

   Item 3.   Controls and Procedures.......................................28


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................28

   Item 2.   Changes in Securities and Use of Proceeds.....................28

   Item 3.   Defaults Upon Senior Securities...............................29

   Item 4.   Submission of Matters to a Vote of Securities Holders.........29

   Item 5.   Other Information.............................................29

   Item 6.   Exhibits and Reports on Form 8-K..............................29

             Signatures....................................................30

ITEM 1.  FINANCIAL INFORMATION


               IR BioSciences Holdings, Inc. and Subsidiary
                       (A Development Stage Company)
                     Consolidated Balance Sheet (unaudited)

                                                             September 30,
                                                                 2003
                                                             -------------
                           Assets

Current assets:
   Cash and cash equivalents                                 $     33,915
   Prepaid services                                                49,043
   Due from officer                                                19,880
                                                             -------------

      Total current assets                                        102,838

   Property and equipment, net                                      2,965
   Licensed proprietary rights, net                                 8,479
   Capitalized website costs, net                                  14,063
                                                             -------------

Total assets                                                 $    128,345
                                                             =============

               Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                       368,863
   Advances from third parties                                    265,000
   Due to related party                                             4,555
   Notes payable                                                  366,677
                                                             -------------

      Total current liabilities                                 1,005,095

Commitments and Contingencies                                           -

Stockholders' deficit:
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized,
      no shares issue- and outstanding                                  -
   Common stock, $0.001 par value;
      100,000,000 shares authorized;
      11,715,650 shares issued and outstanding                     11,716
   Additional paid-in capital                                     375,775
   Accumulated deficit                                         (1,264,241)
                                                             -------------
      Total stockholder's deficit                                (876,750)

                                                             -------------

Total liabilities and stockholders' deficit                  $    128,345
                                                             =============


              The accompanying notes are an integral part of these
                    consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                Consolidated Statement of Operations (unaudited)


                                                 For the Three-
                                                  Month Period
                                                     Ended
                                                  September 30,
                                                       2003
                                                  -------------

Revenue                                           $          -

Operating expenses:
   Selling, general and
      administrative expenses                          297,587
   Merger fees and costs                               350,000
   Financing cost                                       90,000
                                                  -------------
      Total operating expenses                         737,587

Operating loss                                        (737,587)

Other expense:
   Interest expense                                    (89,020)
                                                  -------------
      Total other expense                              (89,020)
                                                  -------------

  Loss before income taxes                            (826,607)

   Provision for income taxes                                -
                                                  -------------
Net loss                                          $   (826,607)
                                                  =============

Net loss per share - basic and diluted            $      (0.07)
                                                  =============

Weighted average shares outstanding -
   basic and diluted                                11,689,909
                                                  =============


          The accompanying notes are an integral part of these consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)


                                                              Cumulative Period
                                           For the Nine-        From Inception
                                           Month Period       (October 30, 2002)
                                              Ended                   to
                                         September 30, 2003   September 30, 2003
                                          ----------------    ------------------

Revenues                                  $             -     $               -

Operating expenses:
   Selling, general and
      administrative expenses                     666,661               712,379
   Merger fees and costs                          350,000               350,000
   Financing cost                                  90,000                90,000
                                          ----------------    ------------------
      Total operating expenses                  1,106,661             1,152,379

Operating loss                                 (1,106,661)           (1,152,379)

Other expense:
   Interest expense                              (111,662)             (111,862)

                                          ----------------    ------------------
      Total other expense                        (111,662)             (111,862)

Loss before income taxes                       (1,218,323)           (1,264,241)

Provision for income taxes                              -                     -

                                          ----------------    ------------------
Net loss                                  $    (1,218,323)    $      (1,264,241)
                                          ================    ==================

Net loss per share - basic and diluted    $         (0.12)    $           (0.14)
                                          ================    ==================

Weighted average shares outstanding -
   basic and diluted                           10,302,440             8,805,113
                                          ================    ==================


    The accompanying notes are an integral part of these consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
            Consolidated Statement of Stockholders' Equity (Deficit)
     For the Period From Inception (October 30, 2002) to September 30, 2003


                                                        Common Stock           Additional
                                                  -------------------------    Paid-In      Deferred      Accumulated
                                                     Shares        Amount      Capital      Compensation    Deficit        Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at October 30, 2002 (date of inception)            -    $        -    $        -    $        -    $        -    $        -

Shares of common stock issued to
   founders for license of proprietary rights      8,306,138         8,306           944             -             -         9,250

Shares of common stock issued to
   founders for services rendered                    702,655           703            79             -             -           782

Shares of common stock issued to
   consultants for services                           26,939            27         8,973        (9,000)            -             -

Cash sale of common stock                             92,789            92        30,909             -             -        31,001

Net loss for the period from inception
   (October 30, 2002) to December 31, 2002                 -             -             -             -       (45,918)      (45,918)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                       9,128,521         9,128        40,905        (9,000)      (45,918)       (4,885)

Shares granted to consultants for
   services rendered (unaudited)                     133,797           134        37,146             -             -        37,280

Conversion of notes payable to
   common stock (unaudited)                        1,077,553         1,078       298,922             -             -       300,000

Sale of shares of common stock
   for cash (unaudited)                              191,714           192        64,808             -             -        65,000

Beneficial conversion feature associated
   with convertible notes (unaudited)                      -             -        55,000             -             -        55,000

Amortization of deferred compensation (unaudited)          -             -             -         9,000             -         9,000

Shares issued per Merger Agreement
   (Note 1) (unaudited)                            1,184,065         1,184      (126,588)            -             -      (125,404)

Increase value of beneficial conversion
   feature associated with
   convertible notes (unaudited)                           -             -         5,582             -             -         5,582

Net loss for the nine-month period
   ended September 30, 2003 (unaudited)                    -             -             -             -    (1,218,323)   (1,218,323)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at September 30, 2003                     11,715,650    $   11,716    $  375,775    $        -   $(1,264,241)   $ (876,750)
                                                  -----------   -----------   -----------   -----------   -----------   -----------



The accompanying notes are an integral part of these consolidated financial statements.


               IR BioSciences Holdings, Inc. and Subsidiary
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows

                                                       For the Nine-     For the Period
                                                        Month Period     From Inception
                                                           Ended       (October 30, 2002)
                                                       September 30,     to September 30,
                                                            2003              2003
                                                      ---------------   -----------------
                                                        (unaudited)        (unaudited)

Cash flows from operating activities:
   Net loss                                           $   (1,218,323)   $     (1,264,241)

  Adjustments to reconcile net to net cash used
  in operating activities:
  Non-cash compensation                                       19,779              20,561
  Amortization of deferred compensation                        9,000               9,000
  Amortization of discount on notes payable                   60,582              60,582
  Depreciation and amortization                                9,470               9,547

  Changes in operating assets and liabilities:
        Prepaid services                                     (49,043)            (49,043)
        Accounts payable and accrued expenses                290,906             299,692
        Cash paid on amount due to officer                   (22,427)                  -
        Cash paid on behalf of officer                       (19,880)            (19,880)
                                                      ---------------   -----------------

   Net cash used in operating activities                    (919,936)           (933,782)

Cash flows from investing activities:
   Acquisition of property and equipment                      (3,304)             (3,304)
                                                      ---------------   -----------------

   Net cash used in investing activities                      (3,304)             (3,304)

Cash flows from financing activities:
   Proceeds from notes payable                               795,000             810,000
   Principal payments on notes payable                      (200,000)           (200,000)
   Proceeds from third party advances                        265,000             265,000
   Shares of stock issued for cash                            65,000              96,001
                                                      ---------------   -----------------

   Net cash provided by financing activities                 925,000             971,001

Net increase in cash and cash equivalents                      1,760              33,915

Cash and cash equivalents at beginning of period              32,155                   -

                                                      ---------------   -----------------
Cash and cash equivalents at end of period            $       33,915    $         33,915
                                                      ===============   =================


                                      Interest paid:  $       40,000    $         40,000

                                      Taxes paid:     $            -    $              -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Non-cash investing and financing activities:

During March 2003, the Company issued 62,857 shares of its common stock with a fair value of $17,500 (unaudited) to a service provider for website development.

In April 2003, the Company converted a note payable in the amount of $300,000 into 1,077,553 shares of its common stock (unaudited).

In June 2003, the Company recorded a beneficial conversion feature of its convertible notes payable amount of $55,000 as a discount to notes payable and an addition to paid-in capital (unaudited).

In July 2003, the Company effected a reverse stock split in the ratio of ..897960946 for one. The net effect was a reduction in the number of shares of common stock outstanding of 1,196,748 (unaudited).

In July 2003, the Company completed the Merger with GPN Network, Inc. Pursuant to the Merger, the Company assumed the following assets and liabilities of GPN Network (unaudited): Net accounts payable of $65,097, due to related party of $4,486, and note payable of $55,821 in exchange for $1,184,065 of the Company's stock and $350,000 in cash. The Company expensed the $350,000 cash payment, and recorded an increase of $1,184 for the par value of the common stock and a decrease of $126,588 to additional paid-in capital.

In September 2003, the Company recorded an increase in the value of the beneficial conversion feature of its convertible preferred notes payable in the amount of $5,582 (unaudited).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of presentation
---------------------

These unaudited consolidated financial statements consist of the consolidated financial statements of IR BioSciences Holdings, Inc. ("IRBH" or the "Registrant") and those of its wholly-owned subsidiary ImmuneRegen BioSciences, Inc. ("ImmuneRegen") (collectively, the "Company"). The unaudited consolidated financial statements have been prepared by the Company pursuant to Regulation S-B of the Securities and Exchange Commission. (See Merger Agreement section below. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal years ended December 31, 2002 included on Form 8K/A as filed with the Securities and Exchange Commission on December 23, 2003.

The unaudited results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business
------------------

The Company is currently in the development stage under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has a December 31 year end. ImmuneRegen is a biotechnology company, and plans to develop and market applications utilizing modified substance P, a naturally occurring immunomodulator.

Merger Agreement
----------------

ImmuneRegen BioSciences, Inc., a private corporation, was formed on October 30, 2000 according to the laws of Delaware. On July 2, 2003, GPN Network, Inc. (the "Registrant") and ImmuneRegen entered into and consummated an Agreement and Plan of Merger (the "Merger"). In accordance with the Merger, on July 2, 2003, the Registrant, through its wholly-owned subsidiary, GPN Acquisition Corporation, a Delaware corporation ("Merger Sub"), acquired ImmuneRegen in exchange for 10,531,585 shares (post reverse-split) of the Registrant's common stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of ImmuneRegen (aggregating approximately 40) owned approximately 90% of the Registrant's common stock outstanding immediately after the effective time of the Merger (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into our common stock).

Under Delaware law, the Registrant did not need to obtain the approval of its stockholders to consummate the Merger, as the constituent corporations in the merger were Merger Sub and ImmuneRegen, each of which are business entities incorporated under the laws of Delaware. The Registrant is not a constituent corporation in the Merger.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For accounting purposes, this transaction was accounted for as a recapitalization, since the stockholders of ImmuneRegen own a majority of the issued and outstanding shares of common stock of the Registrant, and the directors and executive officers of ImmuneRegen became the directors and executive officers of the Registrant. No agreements exist among present or former controlling stockholders of the Registrant or present or former members of ImmuneRegen with respect to the election of the members of our board of directors, and to the Registrant's knowledge, no other agreements exist which might result in a change of control of the Registrant.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: Management intends to continue to raise additional financing through private debt or equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. Also, on July 2, 2003, the Company completed a merger (the "Merger") with GPN Network, Inc., ("GPN") a publicly-traded company. The Company believes that its status as a publicly-traded company will improve its chances of raising funds through either equity or debt financings.

Interim Financial Statements
----------------------------

The accompanying balance sheet as of September 30, 2003, the statements of operations for the three and nine-months ended September 30, 2003 and for the period from inception to September 30, 2003, and the statements of cash flows for the nine months ended September 30, 2003 and from the period of inception (October 30, 2002) to September 30, 2003 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Related Party Transactions

Due From Officer
----------------

During the period from January 1, 2003 to September 30, 2003, the Company accrued the amount due under the CEO contract, and from time to time made payments to the Chief Executive Officer. At September 30, 2003, the payments made exceeded the accrual amount by $19,880, which is included in Due to Officer.

Due to Related Party
--------------------

Pursuant to the Merger, the Company assumed a demand loan in the amount of $4,486 to an individual who owns greater than 5% of the outstanding shares of the Company's common stock. This loan bears interest at the rate of 6% per annum, which is capitalized quarterly. During the three months ended September 30, 2003, interest in the amount of $69 was capitalized.

Consulting Fees Payable
-----------------------

Pursuant to the Consulting Agreements, during the period from January 1, 2003 to September 30, 2003, the Company accrued $90,000 in consulting fees payable to two of its founders.

3. Merger Escrow Account

At June 30, 2003, the Company held in an escrow account cash in the amount of $350,000 which was being held pursuant to the Merger Agreement. These funds were disbursed by the Company at the close of the Merger which occurred on July 2, 2003. $185,000 of these funds were disbursed in exchange for the merger shell, GPN Network, Inc. and $165,000 of these funds were used to satisfy certain outstanding liabilities of GPN. Both of these amounts were accounted for as expenses of the Merger.

4. Prepaid Private Placement Fees

On May 28, 2003, the Company entered into a agreement (the "Private Placement Agreement") with VMR Capital Markets, U.S. ("VMR") whereby VMR will act as the agent for the Company in connection with the private placement of up to $2,000,000 of the Company's common stock on a best efforts basis. The term of the Private Placement Agreement is for a period of six months. Upon consummation of a financing under the Private Placement Agreement, the Company will pay to VMR a fee equal to 10% of the principal amount of any common stock sold in the Private Placement. In addition, the Company will pay to VMR a non-accountable expense allowance equal to 3% of the principal amount of stock sold in the Private Placement. Pursuant to the terms of the Private Placement, the Company also will paid to VMR a non-refundable advance of $90,000 on account for expenses. At the expiration of the Private Placement Agreement on November 28, 2003, a transaction had not been consummated. Because the Company does not expect to obtain any benefit from the $90,000 of prepaid expenses, this amount was written off on the Company's financial statements for the three months ending September 30, 2003.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Advances From Third Parties

In September 2003, the Company received $265,000 in short-term advances from third parties. These advances bear interest at the rate of 10% per annum, and are payable upon demand. In October 2003, the Company converted these short-term advances into convertible promissory notes (Note 8).

6.  Notes Payable

In September 2003, the Company paid one of the Secured Convertible Promissory Notes in the amount of $200,000 plus accrued interest of $40,000.

The Company assumed $55,821 of notes payable pursuant to the GPN transaction. These loans bear interest at 6% per annum, which is capitalized quarterly. During the three months ended September 30, 2003, interest in the amount of $856 was capitalized.

7.  Stockholders' Deficit

Common Stock
------------

In July 2003, the Company issued 1,184,065 shares (post reverse-split) of its common stock to the shareholders of GPN Network, Inc. under the terms of the Merger Agreement (Note 1).

Reverse Stock Split
-------------------

On July 2, 2003,  the Company's  Board of Directors  approved a 0.897960946  for
1.00 reverse-split of the Company's common stock. Immediately before the reverse-split, there were 11,728,333 shares of the Company's common stock issued and outstanding; immediately after the split, there were 10,531,585 of the Company's common stock issued and outstanding.

Beneficial Conversion Feature
-----------------------------

During the nine months ended September 30, 2003, the Company issued debt convertible into the Company's common stock. In accordance with EITF 00-27 "Application of EITF No.98-5 to Certain Convertible Instruments", the Company calculated the value of the beneficial conversion feature ("BCF") inherent in this debt and recorded the amount of $55,000 as a discount to the notes and as an addition to additional paid-in capital. During the three months ended September 30, 2003, the Company re-valued the BCF and recorded an additional discount and addition to paid-in capital of $5,582. The entire discount of $60,582 was amortized to interest expense during the nine months ended September 30, 2003.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Subsequent Events

Repayment of Convertible Promissory Notes
-----------------------------------------

In October 2003, the Company repaid two of the Convertible Promissory Notes with an aggregate principal amount of $50,000 plus accrued interest in the amount of $863.

Extended Convertible Promissory Notes and Warrants
--------------------------------------------------

In October 2003, the Holders of the remaining five Secured Convertible Promissory Notes with an aggregate principal amount of $245,000 agreed to extend their loans to the Company by executing new notes (the "Extended Convertible Notes"). The Extended Convertible Notes bear interest at the rate of 8% per annum and have a term of 180 days. Should the Company, within the term of the Extended Convertible Notes, achieve a sale of shares of common stock in which the Company receives at least $500,000 in proceeds from investors (a "Qualified Financing"), the Extended Convertible Notes will automatically convert into shares of common stock of IR BioSciences Holdings, Inc. ("Parent"), the parent of the Company, at a price per share equal to 60% of the issuance price per share in the Qualified Financing. The Company also issued to the holders of the Extended Convertible Notes a warrant to purchase the number of shares of common stock of the Parent equal to the principal amount of the Extended Convertible Note divided by two; for example, the holder of an Extended Convertible Note in the principal amount of $20,000 would have a warrant to purchase 10,000 shares of common stock. The exercise price of these warrants is $2.00 per share. The Extended Convertible Notes also were executed in conjunction with a registration rights agreement and a security agreement.

October Convertible Notes and Warrants
--------------------------------------

In September 2003, the Company received short term advances of $265,000 from third-party investors. These advances earn interest at the rate of 10% per annum. In October 2003, the Company converted these short-term advances into 6 new convertible promissory notes (the "October Convertible Notes" in the aggregate principal amount of $265,000. The October Convertible Notes have a term of 180 days, and bear interest at the rate of 10% per annum. If the Company achieves a Qualified Financing, the October Convertible Notes will automatically convert into shares of common stock of the Parent at a price per share equal to 80% of the issuance price per share in the Qualified Financing. The Company also issued to the holders of the October Convertible Notes a warrant to purchase the number of shares of common stock of the Parent equal to the principal amount of the Extended Convertible Note divided by two; for example, the holder of an Extended Convertible Note in the principal amount of $20,000 would have a warrant to purchase 10,000 shares of common stock. The exercise price of these warrants is $2.00 per share. In addition, two of the Company's founders each provided the

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


holders of the October Convertible Notes with a warrant to purchase directly from the founder 6,000 shares of common stock for each $12,500 in principal amount of October Convertible Notes at an exercise price of $0.01 per share. For example, if an investor in the October Convertible Notes loaned the Company the principal amount of $20,000, they would receive warrants to purchase 10,000 shares of common stock from the Company, and in addition, warrants to purchase 6,000 shares of common stock from each of two of the Company's founders, for a total of 22,000 shares. Though these warrants represent transactions directly between the founder and the investor, there will be an impact to the Company's statement of operations when these warrants are issued as they will be considered an addition to paid-in capital of the Company and it is expected that there will be a beneficial conversion value assigned to the warrant and ultimately expensed through the Company's statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Special note regarding forward-looking statements
                -------------------------------------------------

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview
--------

Our company, IR BioSciences Holdings, Inc., is a Delaware corporation and, until July 2001, was engaged in the business, through its subsidiaries, affiliates and strategic alliances, of assisting unaffiliated early-stage development and small to mid-sized emerging growth companies with financial and business development services, including raising capital in private and public offerings. During 2001, due in large part to the decreased availability of investment capital to our then target market of Internet related, small growth companies, we failed to meet our revenue targets. On July 27, 2001, a majority interest in our company was acquired by a private investor, and we installed new management and adopted a new business plan. The immediate action taken regarding this new business plan was to discontinue our then current operations effective July 27, 2001.

On July 2, 2003, our company and ImmuneRegen BioSciences, Inc., a privately-held Delaware corporation ("ImmuneRegen"), entered into and consummated an Agreement and Plan of Merger (the "Merger"). In accordance with the Merger, on July 2, 2003, we acquired ImmuneRegen in exchange for 10,531,585 shares of our common stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. On August 29, 2003, the Registrant's name was changed from GPN Network, Inc. to IR BioSciences Holdings, Inc.

ImmuneRegen is a biotechnology company engaged in the research and development of applications utilizing modified Substance P, a naturally occurring immunomodulator. Derived from homeostatic Substance P, ImmuneRegen has named its proprietary compound "Homspera." Currently, ImmuneRegen holds two patents and four provisional patents in the United States. Additionally, ImmuneRegen holds a patent with the European Union and Australia and is seeking to extend its patents into Canada and, possibly, Japan.

Our initial areas of focus will be in continuing development of several applications for use in improving pulmonary function and stimulating the immune system. These applications have been derived from research studies and positive results from laboratory tests conducted by management over the past nine years.

With the assistance of our U.S. Food and Drug Administration ("FDA") consultants, Synergos, Inc., we plan to apply for Investigational New Drug ("IND") approval from the FDA. Based on our past test results and continuing studies, we believe that the IND may be activated, allowing us to begin human clinical trials using the Homspera compound as a treatment for lung injury caused by acute respiratory disease syndrome ("ARDS").

Our goal is to enter into overseas licensing and royalty agreements for its applications while awaiting approval by the FDA in the Unites States. Once approval has been obtained by the FDA, we hope to further expand our sales efforts internationally and will attempt to begin to generate sales domestically through the licensing and the direct sales of our products in the United States. A goal is to strategically align ourself with larger pharmaceutical and other biotechnology and medical research companies, which we believe may enhance our ability to succeed in reaching the objectives of bringing its applications to the marketplace. If FDA approval is granted, we intend to seek to establish license agreements and relationships domestically that will bring Homspera to those in need of it.

We have established a pilot manufacturing facility at our lab headquarters in Tucson, Arizona for the production of immune-based therapies. We expect these facilities to be adequate to supply limited clinical trial quantities for our products under development. Additional manufacturing capacity will be needed for commercial scale production, if these therapies are approved for commercial sale.

For the manufacture of the applications under development, we obtain synthetic peptides from third party manufacturers. We believe that synthesized version of Substance P is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products and kits used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. We believe that the synthetic Substance P and other materials necessary to produce Homspera are readily available from various sources, and several suppliers are capable of supplying Substance P in both clinical and commercial quantities. These suppliers also store and ship the product as well.

We expect that our products will use an inhaler (puffer) device to deliver Homspera to the user. To develop, manufacture and test an inhaler device we hope to partner with a drug development and chemical services company that offers services ranging from pre-clinical and toxicology studies to clinical trial support and manufacturing services. We believe that such a partnership may enable us to decrease the time-to-market for our products and to increase our productivity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

We are in the development stage and have no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $297,587 for the three months ended September 30, 2003. This amount consisted primarily of legal and accounting fees of $101,206, consulting fees of $61,290, officer wages of $31,250, and public relations and marketing costs of $30,985. We expect these costs to increase in the coming year as we continue to seek further financing and as an administrative and operational infrastructure is built.

Merger fees and costs
---------------------

Merger fees and costs were $350,000, consisting of the $185,000 cost of the merger shell corporation GPN and $165,000 paid to reduce certain liabilities of GPN. The Company believes that all merger costs have been fully accrued during the period ending September 30, 2003.

Financing Cost
--------------

Financing costs consist of $90,000 of non-refundable prepaid travel and road show expenses. Management does not expect to obtain the benefit of these costs, and they were fully written-off during the period ending September 30, 2003.

Interest expense
----------------

Interest expense was $89,020 for the three months ended September 30, 2003. This amount consists of amortization of the beneficial conversion feature of notes payable of $50,286 and interest on the notes payable and demand loans of $38,744. The Company expects interest expense to increase in the next twelve months if additional debt financing is secured. Such debt would likely to contain beneficial conversion features which will contribute further to our interest expense as the value of these beneficial conversion features is amortized.

Net Loss
--------

For the reasons stated above, the Company had a net loss of ($826,607) or ($0.07) per share for the three months ended September 30, 2003. We expect further losses for the foreseeable future until our products can be successfully developed and marketed.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

We are in the development stage and has no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $666,661 for the nine months ended September 30, 2003. This amount consisted primarily of legal and accounting fees of $174,758, consulting fees of $167,744, officer wages of $93,750, public relations and marketing of $74,763, and contract labor of $33,449. We expect these costs to increase in the coming year as we continue to seek further financing and as an administrative and operational infrastructure is built.

Merger fees and costs
---------------------

Merger fees and costs were $350,000 consisting of $185,000 cost of the merger shell corporation GPN, and $165,000 paid to reduce certain liabilities of GPN. The Company expects that the merger costs have been fully accrued.

Financing Cost
--------------

Financing costs consist of $90,000 of non-refundable prepaid travel and road show expenses. Management does not expect to obtain the benefit of these costs, and they were fully written-off during the period ending September 30, 2003.

Interest expense
----------------

Interest expense was $111,662 for the nine months ended September 30, 2003. This amount consists of amortization of the beneficial conversion feature of notes payable of $60,582 and interest on the notes payable and demand loans of $51,080. The Company expects interest expense to increase in the next twelve months if additional debt financing is secured. Such debt would likely to contain beneficial conversion features which will contribute further to our interest expense as the value of these beneficial conversion features is amortized.

Net Loss
--------

For the reasons stated above, the Company had a net loss of ($1,218,323) or ($0.12) per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had current assets of $102,838, consisting of cash of $33,915, prepaid services of $49,043, and a receivable from an officer of $19,880. Also at September 30, 2003, we had current liabilities of $1,005,095, consisting of accounts payable and accrued liabilities of $368,863, advances from third parties of $265,000, notes payable due within twelve months of $366,677, and due to related party of $4,555. This results in negative working capital of ($902,257). During the nine months ended September 30, 2003, the Company used cash in operating activities of ($919,936).

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. During the nine months ended September 30, 2003, we sold 1,269,269 (post reverse-split) shares of its common stock for net proceeds of $365,000. We also issued notes payable and demand loans in the aggregate amount of amount of $775,000. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

         Risk Factors
         ------------

         The actual results of our company may differ materially from those anticipated in these forward-looking statements. We will operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Additional risks and uncertainties not presently known, or that are not currently believed to be important to you, if they materialize, also may adversely affect the combined company.

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE, EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE AND OUR AUDITORS HAVE INDICATED UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE OPERATIONS AS A GOING CONCERN.

We have incurred substantial net losses and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and likely thereafter. Our independent certified public accountant have noted that we have an accumulated deficit, so our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND MAY BE UNABLE TO DO SO.

We require substantial working capital to fund our operations. Our working capital requirements and cash flow provided by operating activities is expected to vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors. The cost, timing and amount of funds we need cannot be precisely determined at this time and will be based on numerous factors, including, but not limited to, approval by the U.S. Food and Drug Administration and market acceptance of its products. To the extent that existing resources and future earnings are insufficient to fund future activities, we will need to raise additional funds through additional public or private equity offerings of its securities or debt financings. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE THE SUCCESS OF OUR BUSINESS MODEL AND THE EFFECTIVENESS OF OUR MANAGEMENT. IF OUR PLAN IS NOT SUCCESSFUL, OR MANAGEMENT IS NOT EFFECTIVE, THE VALUE OF OUR COMMON STOCK MAY DECLINE.

ImmuneRegen, our operating subsidiary, was founded in October 2002. As a result, we have a limited operating history on which you can base your evaluation of its business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks and uncertainties include the following:

o        Our ability to raise additional funding and the amounts raised, if any;

o        The time and costs involved in obtaining regulatory approvals;

o        Continued scientific progress in our research and development programs;

o        The scope and results of preclinical studies and clinical trials;

o        The costs involved in filing, prosecuting and enforcing patent claims;

o        Competing technological and market developments;

o        Effective commercialization activities and arrangements;

o        The costs of defending against and settling lawsuits; and

o        Other factors not within our control or known to us.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

OUR FAILURE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS MAY CAUSE US TO CEASE OPERATIONS.

Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies utilizing Homspera will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of Homspera. We are currently focusing our core competencies on Homspera although there may be no assurance that we will be successful in so doing.

Our therapies and technologies utilizing Homspera is at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Our technologies utilizing Homspera has not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.

The results of our preclinical studies and clinical trials may not be indicative or future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. Approval of the Unites States Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of any of our proposed products. The appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our proposed products or, if previously approved, necessitate their withdrawal from the market.

THE LENGTHY PRODUCT APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PROPOSED PRODUCTS.

Clinical testing, manufacture, promotion, export and sale of our proposed products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent us from commercializing proposed products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of such products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary FDA clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our proposed products is uncertain.

Even if human clinical trials of Homspera are initiated and successfully completed, the FDA may not approve Homspera for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on us. Neither we, nor our contract manufacturers, if any, may be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

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

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export drug candidates outside the United States on a commercial basis will be subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE.

The life science industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and proposed products obsolete or noncompetitive. Most of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than it, or technologies and products that are more effective and affordable than any that we are developing.

OUR LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE MAY PREVENT IT FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS.

We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if Homspera is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture Homspera in commercial quantities. We have not demonstrated the ability to manufacture Homspera in large-scale clinical quantities. We expect to rely on third parties for the final activation step of the Homspera manufacturing process. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis.

WE HAVE NO EXPERIENCE IN THE SALES, MARKETING AND DISTRIBUTION OF PHARMACEUTICAL OR BIOTECHNOLOGY PRODUCTS. THUS, OUR PROPOSED PRODUCTS MAY NOT BE SUCCESSFULLY COMMERCIALIZED EVEN IF THEY ARE DEVELOPED AND APPROVED FOR COMMERCIALIZATION.

The manufacturing process of our proposed products is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, it is expected that our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use any manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our proposed products would prevent us from successfully commercializing its proposed products.

We may enter into arrangements with contract manufacturing companies in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays and/or other difficulties in producing, packaging and distributing its clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the GMP requirements; failure to do so could result in, among other things, the disruption of our product supplies. Our potential dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and its ability to develop and deliver proposed products on a timely and competitive basis.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING HOMSPERA.

Our ability to earn sufficient revenue on Homspera or any other proposed products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent it from successfully commercializing Homspera or any proposed products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Homspera or any such other proposed products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

OUR SUCCESS MAY DEPEND UPON THE ACCEPTANCE OF HOMSPERA BY THE MEDICAL COMMUNITY.

Our ability to market and commercialize Homspera depends on the acceptance and utilization of Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about it and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of Homspera, the product upon which we expect to be substantially dependent, we may not be able to successfully commercialize Homspera or generate revenue.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY.

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of its technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of its products. A product liability claim would substantially affect our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt its financial performance.

IF WE FAIL TO ATTRACT AND RETAIN CONSULTANTS AND EMPLOYEES, OUR GROWTH COULD BE LIMITED AND OUR COSTS COULD INCREASE, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION.

Our future success depends in large part upon our ability to attract and retain highly skilled executive-level management and scientific personnel. The competition in the scientific industry for such personnel is intense, and we cannot be sure that we will be successful in attracting and retaining such personnel. Most of our consultants and employees and several of our executive officers began working for us recently, and all employees are subject to "at will" employment. Most of our consultants and employees are not subject to non-competition agreements. We cannot guarantee that we will be able to replace any of our management personnel in the event their services become unavailable.

OUR PATENTS AND PROPRIETARY TECHNOLOGY MAY NOT BE ENFORCEABLE AND THE PATENTS AND PROPRIETARY TECHNOLOGY OF OTHERS MAY PREVENT US FROM COMMERCIALIZING PRODUCTS.

Although we believe our patents to be protected and enforceable, the failure to obtain meaningful patent protection products and processes would greatly diminish the value of our potential products and processes.

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products.

The patent positions of biotechnology and pharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any such breaches. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

OUR PRODUCTS AND SERVICES COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF NOT SUCCESSFUL, COULD CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS OR SERVICING OUR CLIENTS.

We cannot be certain that our technology and other intellectual property does not infringe upon the intellectual property rights of others. Authorship and priority of intellectual property rights may be difficult to verify. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to services similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

If our products violate third-party proprietary rights, it cannot assure you that we would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all. Any claims made against us relating to the infringement of third-party propriety rights could result in the expenditure of significant financial and managerial resources and injunctions preventing us from providing services. Such claims could severely harm our financial condition and ability to compete.

HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS COULD EXPOSE US TO SIGNIFICANT COSTS.

We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our proposed products, we do produce limited quantities of these products for its clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

OUR STOCK PRICE IS VOLATILE AND COULD DECLINE IN THE FUTURE.

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

o        Our financial position and results of operations;

o The results of preclinical studies and clinical trials by our collaborators or our competitors;

o Concern as to, or other evidence of, the safety or efficacy of our proposed products or our competitors' products;

o Announcements of technological innovations or new products by us or our competitors;

o        U.S. and foreign governmental regulatory actions;

o        Actual or anticipated changes in drug reimbursement policies;

o        Developments with our collaborators, if any;

o Developments concerning patent or other proprietary rights of ImmuneRegen or its competitors (including litigation);

o        Status of litigation;

o        Period-to-period fluctuations in our operating results;
o        Changes in estimates of our performance by any securities analysts;

o New regulatory requirements and changes in the existing regulatory environment;

o        Market conditions for life science stocks in general.

THE SHARES OF OUR COMMON STOCK ARE SUBORDINATE TO THE RIGHTS OF OUR WHOLLY OWNED OPERATING SUBSIDIARY'S EXISTING AND FUTURE CREDITORS.

We are a holding company and our only assets are the shares of capital stock of our wholly owned operating subsidiary. As a holding company without independent means of generating operating revenues, we depend upon dividends and other payments from ImmuneRegen to fund our obligations and meet our cash needs. Our expenses may include the salaries of our executive officers, insurance and professional fees. Financial covenants under future loan agreements of ImmuneRegen, or provisions of the Delaware law, may limit our ability to make sufficient dividend or other payments to us to permit us to fund our obligations or meet our cash needs, in whole or in part. By virtue of this holding-company structure, the shares of our common stock are structurally junior in right of payment to all existing and future liabilities of ImmuneRegen.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AND MAY MAKE DECISIONS THAT ARE NOT IN OUR BEST INTERESTS.

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

SALES OF ADDITIONAL EQUITY SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND YOUR RIGHTS MAY BE REDUCED.

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

We can issue shares of preferred stock with rights superior to those of the holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our Board of Directors is authorized to issue up to 10,000,000 shares of blank check preferred stock with rights that are superior to the rights of the stockholders of its common stock, at a purchase price substantially lower than the market price of shares of our common stock without stockholder approval.

WE HAVE NO INTENTION TO PAY DIVIDENDS.

We have never declared or paid any dividends on its securities. We currently intends to retain its earning for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the period covered by this quarterly report on form 10-QSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either of us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

Item 2.  Changes in Securities and Use of Proceeds

On May 12, 2003, an aggregate of 376,420 shares (post reverse-split) of the Registrant's Common Stock was sold and issued in a private offering pursuant to Regulation D of the Securities Act of 1933 in exchange for the cancellation of $75,284 of indebtedness.

On July 1, 2003, the Company issued five-year warrants to purchase 247,500 shares of common stock at a price per share equal to the price per share paid by investors in a reorganization financing. At September 30, 2003, the reorganization financing had not occurred and a price per share for these warrants had not yet been determined.

On July 2, 2003, the Registrant effected a one-for-twenty reverse split of its common stock, which reduced the number of shares of common stock issued and outstanding from 23,681,297 immediately before the reverse split to 1,184,065 immediately after.

On July 2, 2003, the Registrant, through its wholly-owned subsidiary, GPN Acquisition Corporation, acquired ImmuneRegen BioSciences, Inc. in exchange for 10,531,585 shares of the Registrant's common stock.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4:  Submission of Matters to a Vote of Securities Holders
         None.

Item 5:  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32       Certification pursuant to U.S.C. 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 7, 2003, the Registrant filed a report on Form 8-K concerning a change of control and the merger agreement between GPN Network and ImmuneRegen BioSciences, Inc.

On July 14, 2003, the Registrant filed a report on Form 8-K concerning a change in its certifying accountant.

On August 29, 2003, the Registrant filed a report on Form 8-K concerning its name change to IR BioSciences Holdings, Inc.

On December 23, 2003, the Registrant filed a report on Form 8-K/A amending the Form 8-K which was filed on July 7, 2003 to include the financial statements of ImmuneRegen BioSciences, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2003.



                          IR BioSciences Holdings, Inc.



                               By:     /s/ Michael Wilhelm
                                       ---------------------------------------
                                           Michael Wilhelm
                                           President, Chief Executive Officer