Form 10QSB
period 2004-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2004-05-24
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

                                       or

( )  Transition   Report  Pursuant  to  Section  13 or 15(d) of  the  Securities
     Exchange Act of 1934

           For the transition period from ___________ to _____________


                        Commission File Number: 033-05384


                          IR BioSciences Holdings, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                              13-3301899
     -------------------------------        ----------------------------------
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
                                                  ------------------------------


                                       N/A
                             -----------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                            No
                     -------                           --------

The number of shares outstanding of Registrant's common stock as of May 6, 2004 was 28,194,500.

                       IR BIOSCIENCES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS



                                                                    Page Number

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Consolidated Balance Sheet as of March 31, 2004 (unaudited)......3

            Consolidated Statement of Operations for the three months
            ended March 31, 2004 and 2003, and for the period of
            inception (October 30, 2002) to March 31, 2004...................4

            Consolidated Statement of Stockholders' Equity (Deficit)
            for the period from inception (October 30, 2002) to
            September 30, 2003...............................................5

            Consolidated Statement of Cash Flows for the three months
            ended March 31, 2004 and 2003, and for the period of
            inception (October 30, 2002) to March 31, 2004...................7

            Notes to Consolidated Financial Statements.......................8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            or Plan of Operation............................................13

  Item 3.   Controls and Procedures.........................................23


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...............................................23

  Item 2.   Changes in Securities and Use of Proceeds.......................23

  Item 3.   Defaults Upon Senior Securities.................................23

  Item 4.   Submission of Matters to a Vote of Securities Holders...........23

  Item 5.   Other Information...............................................23

  Item 6.   Exhibits and Reports on Form 8-K................................23

            Signatures......................................................24

ITEM 1.  FINANCIAL INFORMATION

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                    March 31,
                                                                      2004
                                                               -----------------

                                     Assets

Current assets
  Cash and cash equivalents                                      $     12,555
  Prepaid services and other assets                                    12,300
                                                               -----------------

      Total current assets                                             24,855

  Licensed proprietary rights, net                                      8,015
  Furniture and equipment, net                                          2,626
                                                               -----------------

Total assets                                                     $     35,496
                                                               =================

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued liabilities                            587,887
  Notes payable, net of discount                                      797,170
                                                               -----------------

      Total current liabilities                                     1,385,057

Commitments and Contingencies

Stockholders' deficit
  Preferred stock, 0.001 par value: 10,000,000 shares
    authorized, no shares issueD and outstanding                           --
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 26,544,500 shares issued and outstanding               26,544
  Additional paid-in capital                                        3,169,080
  Deferred compensation                                            (1,407,413)
  Deficit Accumulated during the Development Stage                 (3,137,772)
                                                                  --------------
      Total stockholders' deficit                                  (1,349,561)

                                                                  --------------

Total liabilities and stockholders' deficit                      $     35,496
                                                                  ==============

The accompanying notes are an integral part of these consolidated financial statements.


                          IR BioSciences Holdings, Inc. and Subsidiary
                                  (A Development Stage Company)
                              Consolidated Statements of Operations

                                                                     For the Three   For the Three   Cumulative from
                                                                     Months Ended    Months Ended    Inception
                                                                       March 31,       March 31,     October 30, 2002)
                                                                         2004            2003        to March 31, 2004
                                                                     ------------    ------------    -----------------



Revenues                                                             $         --    $         --    $               --

Operating expenses:
   Selling, general and administrative expenses                           931,074          88,202             2,324,870
   Merger fees and costs                                                        0               0               350,000
   Financing cost                                                               0               0                90,000

                                                                     ------------    ------------    ------------------
      Total operating expenses                                            931,074          88,202             2,764,870

Operating loss                                                           (931,074)        (88,202)           (2,764,870)

Other expense:
   Interest expense                                                       304,078               0               372,902

                                                                     ------------    ------------    ------------------
      Total other expense                                                 304,078               0               372,902

                                                                     ------------    ------------    ------------------
Net loss                                                             $ (1,235,152)   $    (88,202)   $       (3,137,772)
                                                                     ============    ============    ==================

Net loss per share - basic and diluted                               $      (0.05)   $      (0.01)   $            (0.16)
                                                                     ============    ============    ==================

Weighted average shares outstanding -
   basic and diluted                                                   24,845,493      12,830,404            19,666,705
                                                                     ============    ============    ==================




The accompanying notes are in integral part of these consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) From date of inception (October 30, 2002) to March 31, 2004

                                                                                                        Deficit
                                                                                                        Accumulated
                                                       Common Stock       Additional                    During
                                                   --------------------    Paid-In         Deferred     Development
                                                     Shares      Amount    Capital       Compensation   Stage          Total
                                                   ----------   -------   -----------    -----------    -----------    -----------
Balance at October 30, 2002 (date of inception)            --   $    --   $        --    $        --    $        --    $        --

Shares of common stock issued at $0.0006 per share
     to founders for license of proprietary
     rights in December 2002                       16,612,276    16,612        (7,362)            --             --          9,250

Shares of common stock issued at $0.0006 per share
     to founders for services rendered in
     December 2002                                  1,405,310     1,405          (623)            --             --            782

Shares of common stock issued at $0.1671 per share
     to consultants for services rendered in
     December 2002                                     53,878        54         8,946         (9,000)            --             --

Sale of common stock for cash at $0.1671 per share
     in December 2002                                 185,578       186        30,815             --             --         31,001

Net loss for the period from inception
     (October 30, 2002) to December 31, 2002               --        --            --             --        (45,918)       (45,918)
                                                   ----------   -------   -----------    -----------    -----------    -----------
Balance at December 31, 2002 (reflective
     of stock splits)                              18,257,042    18,257        31,776         (9,000)       (45,918)        (4,885)

Shares granted to consultants at $0.1392 per share
     for services rendered in January 2003             98,776        99        13,651             --             --         13,750

Sale of shares of common stock at $0.1517 per share
     for cash in January 2003                         329,552       330        49,670             --             --         50,000

Shares granted to consultants at $0.1392 per share
     for services rendered in March 2003              154,450       154        21,346             --             --         21,500

Conversion of notes payable to common stock at
     $0.1392 per share in April 2003                1,436,736     1,437       198,563             --             --        200,000

Shares granted to consultants at $0.1413 per share
     for services rendered in April 2003               14,368        14         2,016             --             --          2,030

Sale of shares of common stock for cash at $0.2784
     per share in May 2003                             17,960        18         4,982             --             --          5,000

Sale of shares of common stock for cash at $0.2784
     per share in June 2003                            35,918        36         9,964             --             --         10,000

Conversion of notes payable to common stock at
     $0.1392 per share in June 2003                   718,368       718        99,282             --             --        100,000

Beneficial conversion feature associated
     with notes issued in June 2003                        --        --        60,560             --             --         60,560

Amortization of deferred compensation                      --        --            --          9,000             --          9,000

 Costs of GPN Merger in July 2003                   2,368,130     2,368      (123,168)            --             --       (120,799)

 Value of warrants issued with extended
     notes payable in October 2003                         --        --       189,937             --             --        189,937

 Value of Company warrants issued in
    conjunction with fourth quarter notes
    payable issued October through
    December 2003                                          --        --       207,457             --             --        207,457

 Value of warrants contributed by founders
     in conjunction with fourth quarter notes
     payable issued October through
     December 2003                                         --        --       183,543             --             --        183,543

 Value of warrants issued for services in
      October through December 2003                        --        --        85,861             --             --         85,861

 Net loss for the twelve month period
     ended December 31, 2003                               --        --            --             --     (1,856,702)    (1,856,702)

                                                   ----------   -------   -----------    -----------    -----------    -----------
 Balance at December 31, 2003 - Audited            23,431,300    23,431     1,035,441             --     (1,902,620)      (843,748)

The accompanying notes are in integral part of these consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) From date of inception (October 30, 2002) to March 31, 2004 (continued)

                                                                                                       Deficit
                                                                                                       Accumulated
                                                       Common Stock       Additional                    During
                                                   --------------------    Paid-In         Deferred     Development
                                                     Shares      Amount    Capital       Compensation   Stage          Total
                                                   ----------   -------   -----------    -----------    -----------    -----------

Shares granted at $1.00 per share pursuant to
     the Senior Note Agreement in January 2004        600,000       600       599,400       (600,000)            --             --

Shares issued at $1.00 per share to a consultant
     for services in January 2004                     800,000       800       799,200       (800,000)            --             --

Shares issued to a consultant at $0.62 per share
     for services in February 2004                     40,000        40        24,760        (24,800)            --             --

Shares issued to a consultant at $0.40 per share
     for services  in March, 2004                   1,051,600     1,052       419,588       (420,640)            --             --

Shares issued to a consultant at $0.50 per share
     for services in March, 2004                      500,000       500       249,500       (250,000)            --             --

Shares sold for cash at $0.15 per share in
     March, 2004                                        8,000         8         1,192             --             --          1,200

Shares issued at $0.2857 per share to consultants
     for services in March, 2004                       67,800        68        10,732             --             --         10,800

Shares issued to consultants at $0.64 per share
     for services in March, 2004                       45,800        45        29,267             --             --         29,312

Amortization of deferred compensation                      --        --            --        688,027             --        688,027

Net loss for the three months period
     ended March 31, 2004                                  --        --            --             --     (1,235,152)    (1,235,152)

                                                   ----------   -------   -----------    -----------    -----------    -----------
Balance at March 31, 2004 - Unaudited              26,544,500    26,544     3,169,080     (1,407,413)    (3,137,772)    (1,349,561)
                                                   ==========   =======   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

             IR BioSciences Holdings, Inc. and Subsidiary
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows

                                                                  For the Three  For the Three   Cumulative from
                                                                  Months Ended   Months Ended    Inception
                                                                    March 31,      March 31,     (October 30, 2002)
                                                                      2004           2003        to  March 31, 2004
                                                                  -------------  -------------   -------------------

Cash flows from operating activities:
   Net loss                                                       $ (1,235,152)  $    (88,202)   $       (3,137,772)
  Adjustments to reconcile net loss to to net
  cash used in operating activities:
  Non-cash compensation                                                     --             --               106,423
  Amortization of deferred compensation                                688,027             --               697,027
  Interest expense                                                         953             --                69,577
  Amortization of discount on notes payable                            287,241             --               589,543
  Depreciation and amortization                                         11,651             --                24,413
  Changes in operating assets and liabilities:                              --             --                    --
        Prepaid services and other assets                               23,543        (24,000)              (12,299)
        Accounts payable and accrued expenses                           89,558         32,632               495,746
                                                                  -------------  -------------   -------------------

   Net cash used in operating activities                              (134,179)       (79,570)           (1,167,342)

Cash flows from investing activities:
   Acqisition of property and equipment                                     --             --                (3,304)
                                                                  -------------  -------------   -------------------

   Net cash used in investing activities                                    --             --                (3,304)

Cash flows from financing activities:
   Proceeds from notes payable                                         150,000             --             1,351,000
   Principal payments on notes payable                                 (15,000)            --              (265,000)
   Shares of stock issued for cash                                       1,200         67,749                97,201
   Officer repayment of amounts paid on his behalf                          --             --                19,880
   Cash paid on behalf of officer                                           --             --                 2,547
   Cash paid on amount due to officer                                       --          6,412               (22,427)
                                                                  -------------  -------------   -------------------

   Net cash provided by financing activities                           136,200         74,161             1,183,201

Net increase in cash and cash equivalents                                2,021         (5,409)               12,555

Cash and cash equivalents at beginning of period                        10,534         32,155                    --

                                                                  -------------  -------------   -------------------
Cash and cash equivalents at end of period                        $     12,555   $     26,746    $           12,555
                                                                  =============  =============   ===================


            Cash paid during the period for:

                                    Interest                      $        953   $         --    $           42,746

                                       Taxes                      $         --   $         --    $               ---


The accompanying notes are an integral part of these consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Business and Basis of Presentation
----------------------------------

IR BioSciences Holdings, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Delaware, and has a December 31 year-end. The Company has one wholly-owned subsidiary: ImmuneRegen BioSciences, Inc. ImmuneRegen BioSciences, Inc. is a Delaware Corporation, and was incorporated on October 30, 2002. Currently, all of our Company's operations are conducted by ImmuneRegen BioSciences, Inc.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

Reverse acquisition
-------------------

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

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For accounting purposes, this transaction was accounted for as a reverse merger, since the stockholders of ImmuneRegen own a majority of the issued and outstanding shares of common stock of the Registrant, and the directors and executive officers of ImmuneRegen became the directors and executive officers of the Registrant. No agreements exist among present or former controlling stockholders of the Registrant or present or former members of ImmuneRegen with respect to the election of the members of our board of directors, and to the Registrant's knowledge, no other agreements exist which might result in a change of control of the Registrant.

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

Interim Financial Statements
----------------------------

The accompanying balance sheet as of March 31, 2004, the statements of operations for the three months ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004, and the statements of cash flows for the three months ended March 31, 2004 and 2003, and from the period of inception (October 30, 2002) to March 31, 2004 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid Services
----------------

Prepaid services consist of outside services that the Company has paid for in advance. At March 31, 2004 this amount was $10,000, consisting of a 90 day consulting contract. This item is charged to expense on a straight line basis over the term of the contract.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Licensed Proprietary Rights
---------------------------

The Company has licensed from its founders certain proprietary rights which the Company intends to utilize in the execution of its business plan. These proprietary rights are being amortized over the term of the license agreement, or ten years. The amount amortized during the three months ended March 31, 2004 and 2003 was $232. The Company amortized $1,235 for the period from October 30, 2002 (inception) to March 31, 2004.

Furniture and Equipment
-----------------------

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

                  Computer equipment                  3 years
                  Furniture                            7 years

The amount depreciated for the three months ended March 31, 2004 and 2003 was $170 and $0, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2004 was $680.

NOTE 2 -  NEW ACCOUNTING PRONOUNCEMENTS
                                       -

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE 3 -    RELATED PARTY TRANSACTIONS

Founder's Consulting Fees
-------------------------

During the three months ended March 31, 2004 and 2003, the Company accrued $30,000 in consulting fees payable to two of the Company's founders. The Company accrued $155,000 in consulting fees to the Company Founders from October 30, 2002 (inception) to March 31, 2004.

InOne Contract
--------------

The Company has entered into a series of contracts for marketing, website development, and website hosting with a InOne Advertising "(In-One"), a company run by the spouse of the Company's CEO. Pursuant to these contracts, during the three months ended March 31, 2004, the Company issues 45,800 shares of its common stock to with a value of $29,312 to In-One.

Office Lease
------------

The Company subleases its office space from Foresight Capital Partners, a company controlled by the Company's CEO. The rent cost is passed through to the Company at the same rental rate that Foresight Capital Partners is charged by the facility's primary landlord. Rent expense amounted to $8,202 and $1,500 for the three months ended March 31, 2004 and 2003, respectively. The Company has incurred $39,751 of rent expense from October 30, 2002 (inception) to March 31, 2004.

NOTE 4 - DEBT

Amended Secured Convertible Promissory Notes
--------------------------------------------

During the three months ended March 31, 2004, the Company amortized to interest expense $93,913 of the discount associated with its Amended Convertible Promissory Notes Payable (the "Amended Notes"). At March 31, 2004, the total principal amount due pursuant to the Amended Notes is $245,000. The total discount attributable to the warrants issued with the Amended Secured Convertible Promissory Notes remaining at March 31, 2004 is $11,854. In May 2004, the terms of the Amended Notes were extended to August, 2004. Interest accrued for the three months ended March 31, 2004 was $4,818. Total accrued interest due at March 31, 2004 was $9,013.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Fourth Quarter Secured Convertible Promissory Notes
----------------------------------------------------

During the three months ended March 31, 2004, the Company made principal payments in the aggregate of $15,000 on the Fourth Quarter Secured Convertible Promissory Notes (the "Fourth Quarter Notes"). The Company also amortized to interest expense $193,328 of the discount associated with the Fourth Quarter Notes. At March 31, 2004, the total principal amount due pursuant to the Fourth Quarter Notes is $376,000. The total discount remaining on the Fourth Quarter Notes at March 31, 2004 is $40,100. In May 2004, the terms of Fourth Quarter Notes were extended to August, 2004. Interest accrued for the three months ended March 31, 2004 was $7,667. Total accrued interest due at March 31, 2004 was $14,375.

Senior Secured Promissory Note
------------------------------

In January 2004, the Company entered into a $150,000 Senior Secured Promissory Note Agreement (the "Senior Note"). The Senior Note bears interest at the rate of 12% per annum and has a term of 90 days. Interest accrued for the three months ended March 31, 2004 was $3,100. The maturity date may be extended for an additional 30 days. If the Company extends the maturity date, they shall pay the holder 60,000 shares of the Company's unregistered stock. The Senior Note is senior secured indebtedness of the Company and is secured by certain collateral. As additional incentive to enter into the Senior Note, the Company also provided 600,000 shares (post-split) of the Company's common stock valued at $600,000. In April, 2004, the Senior Note was paid in full.


NOTE 5 - EQUITY

Common Stock
------------

In January 2004,  the Company  entered into the Senior Note  Agreement (see Note
4). Pursuant to this agreement, the Company issued to the lender 600,000 shares of the Company's common stock valued at $600,000 (unaudited). This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 90 day term of the Senior Note. During the three months ended March 31, 2004, $493,333 (unaudited) of this amount had been charged to non-cash compensation.

In January 2004, the Company issued 800,000 shares of common stock with a fair market value of $800,000 (unaudited) to a consultant in exchange for services to be provided through January 2005. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 360 day Agreement. During the three months ended March 31, 2004, $157,778 (unaudited) of this amount had been charged to non-cash compensation.

In February 2004, the Company issued 40,000 shares of common stock with a fair market value of $24,800 (unaudited) to a consultant in exchange for services to be provided through August 2004. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 180 day Agreement. During the three months ended March 31, 2004, $6,889 (unaudited) of this amount had been charged to non-cash compensation.

In March 2004, the Company issued 1,051,600 shares of common stock with a fair market value of $420,640 (unaudited) to a consultant in exchange for services to be provided through March 2005. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 360 day Agreement. During the three months ended March 31, 2004, $17,527 (unaudited) of this amount had been charged to non-cash compensation.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2004, the Company issued 500,000 shares of common stock with a fair market value of $250,000 (unaudited) to a consultant in exchange for services to be provided through September 2004. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 180 day Agreement. During the three months ended March 31, 2004, $12,500 (unaudited) of this amount had been charged to non-cash compensation.

In March 2004, the Company issued 8,000 shares of common stock with a fair market value of $1,200 (unaudited) for cash.

In March 2004, the Company issued 67,800 shares of common stock with a fair market value of $10,800 (unaudited) to various consultants in exchange for services rendered. This amount was charged to non-cash compensation.

In March 2004, the company issued 45,800 shares of stock with a market value of $29,312 (unaudited) to InOne as payment for outstanding payables.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.


NOTE  6 - SUBSEQUENT EVENTS

Common Stock Split
------------------

On April 6, 2004, the Company completed a 2-for-1 split of its common stock. Immediately before the split, there were 13,265,637 shares of the Company's common stock issued and outstanding; immediately after the split, there were 26,531,274 of the Company's common stock issued and outstanding. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

Senior Secured Promissory Note
------------------------------

In April 2004, the Company entered into a $154,500 note agreement. The note bears interest at the rate of 12% per annum and has a term of 90 days.

Consulting Agreement
--------------------

In April 2004, the Company entered into several consulting agreements. The Company is contracted to issue 1,450,000 shares of common stock and 1,000,000 warrants to consultants in exchange for services to be provided through April 2005. The warrants have expiration terms of five years and exercise values ranging from $2 to $3 per share.

In April 2004, the Company issued 200,000 shares of common stock to its CFO in exchange for services rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                Special note regarding forward-looking statements
                ---------------------------------------------------

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Our goal is to enter into overseas licensing and royalty agreements for its applications while awaiting approval by the FDA in the Unites States. Once approval has been obtained by the FDA, we hope to further expand our sales efforts internationally and will attempt to begin to generate sales domestically through the licensing and the direct sales of our products in the United States. Our goal is to strategically align ourselves with larger pharmaceutical and other biotechnology and medical research companies, which we believe may enhance our ability to succeed in reaching the objectives of bringing its applications to the marketplace. If FDA approval is granted, we intend to seek to establish license agreements and relationships domestically that will bring Homspera to those in need of it.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004

Revenue
-------

We are in the development stage and have no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $931,074 for the three months ended March 31, 2004. This amount consists primarily of non-cash compensation of $698,827 and professional fees of $87,114. We expect these costs to increase in the coming year as we continue to seek further financing, implement our plan of operation, and as we build out our administrative and operational infrastructure.

Interest expense
----------------

Interest expense was $304,078 for the three months ended March 31, 2004. This amount consists of amortization of the beneficial conversion feature of notes payable of $287,241 and interest on the notes payable of $16,837. The Company expects interest expense to increase in the next twelve months if additional debt financing is secured. Such debt would likely to contain beneficial conversion features which will contribute further to our interest expense as the value of these beneficial conversion features is amortized.

Net Loss
--------

For the reasons stated above, the Company had a net loss of ($1,235,152) or ($0.05) per share for the three months ended March 31, 2004. We expect further losses for the foreseeable future until our products can be successfully developed and marketed.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had current assets of $24,855, consisting of cash of $12,555 and prepaid services of $12,300. Also at March 31, 2004, we had current liabilities of $1,385,057, consisting of accounts payable and accrued liabilities of $587,887, demand loans payable of $376,000, notes payable due within twelve months of $421,170. This results in negative working capital of ($1,360,202). During the three months ended March 31, 2004, the Company used cash in operating activities of ($134,179). From the date of inception (October 30, 2002) to March 31, 2004, the Company has had a net loss of ($3,137,772) and has used $1,167,342 in operating activities.

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since Inception, the Company has financed its operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and developmentIt is expected that in order to implement its business plan, the Company will require additional capital. There can be absolutely no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

Product Research and Development
--------------------------------

We anticipate performing further research and development of the applications of our proprietary compound "Homspera" during the next twelve months. These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months

Acquisition of Plant and Equipment and Other Assets
---------------------------------------------------

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through the period ended March 31, 2004 , we have relied on the services of outside consultants for services and have one _(1) employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Trends, Risks and Uncertainties
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

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

IMMUNEREGEN HAS AN ACCUMULATED DEFICIT, IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to March 31, 2004, and is currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If ImmuneRegen's revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, ImmuneRegen may experience reduced profitability.

IMMUNEREGEN'S INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT IMMUNEREGEN'S ABILITY TO CONTINUE AS A GOING CONCERN.

ImmuneRegen's independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $3,137,772 and $1,167,342, respectively, for the period of inception from October 30,2002 to March 31, 2004, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect ImmuneRegen's ability to raise capital, its relationship with potential suppliers and customers, and have other unforeseen effects.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c ) During the three months ended March 31 , 2004, we issued a total of 600,000 shares of our Common Stock to consultants for their marketing, investor relations and advisory services. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

Also during three months ended March 31, 2003, we issued a total of 8,000 shares of our Common Stock to an investor for $1,200 in cash which was received in a previous period.

(d)  None.

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

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.



                          IR BioSciences Holdings, Inc.



          By:                                 /s/ Michael Wilhelm
                                              ------------------------------
                                              Michael Wilhelm
                                              President, Chief Executive Officer

24