Form 10QSB
period 2004-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2004-08-23
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________


                        Commission File Number: 033-05384


                          IR BioSciences Holdings, Inc.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                          13-3301899
  -------------------------------                   ----------------------------
  (State or other jurisdiction of                        (I.R.S.  Employer
   incorporation or organization)                       Identification No.)

           4021 N. 75th Street , Suite 201, Scottsdale, Arizona 85251
--------------------------------------------------------------------------------
                (Address of principal executive offices) Zip Code


Registrant's telephone number, including area code    (408) 922-3926
                                                  -----------------------



                  -------------------------------------------
                   (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                     No
                     -------                   ---------

The number of shares outstanding of Registrant's common stock as of August 17, 2004 was 30,168,716.

                       IR BIOSCIENCES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 2004.....................F-1

          Consolidated Statement of Operations for the three months
          and six months ended  June 30, 2004 and  2003, and for the period of inception  (October 30, 2002) to June 30, 2004...........F-2

          Consolidated  Statement of Cash Flows for the six months ended
          June 30, 2004 and 2003, and for the  period  of  inception
          (October 30, 2002) to June 30, 2004................................F-3

          Consolidated Statement of Stockholder' Equity (Deficit) for the
          Period from inception (October 30, 2002) to June 30, 2004..........F-5

          Notes to Consolidated Financial Statements.........................F-7

  Item 2. Management's Discussion and Analysis of Financial Condition
          or Plan of Operation.................................................3

  Item 3. Controls and Procedures.............................................16


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................16

  Item 2. Changes in Securities and Use of Proceeds...........................16

  Item 3. Defaults Upon Senior Securities.....................................16

  Item 4. Submission of Matters to a Vote of Securities Holders...............17

  Item 5. Other Information...................................................17

  Item 6. Exhibits and Reports on Form 8-K....................................17

          Signatures..........................................................18

ITEM 1.   FINANCIAL INFORMATION


                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)


                                     Assets

Current assets
   Cash and cash equivalents                                       $    5,208
   Prepaid services and other assets                                    4,800
                                                                   ----------

     Total current assets                                              10,008

Licensed proprietary rights, net                                        7,783
Furniture and equipment, net                                            2,456
                                                                   ----------

Total assets                                                       $   20,247
                                                                   ==========

               Liabilities and Deficiency in Stockholders' Equity

Current liabilities
   Current portion of notes payable, net of discount               $  934,011
   Accounts payable and accrued liabilities                           787,652
                                                                   ----------

     Total current liabilities                                      1,721,663

Long-term notes payable, net of discount                               30,659

Commitments and Contingencies

Deficiency in Stockholders' Equity
   Preferred stock, 0.001 par value: 10,000,000 shares
     authorized, no shares issued and outstanding                          --
   Common stock, $0.001 par value; 100,000,000
     shares authorized; 28,319,500 shares issued
     and outstanding at June 30, 2004                                  28,319
   Additional paid-in capital                                       4,270,874
   Deferred compensation                                           (1,187,344)
   Deficit Accumulated during the Development Stage                (4,843,924)
                                                                   ----------
   Total deficiency in stockholder's equity                        (1,732,075)
                                                                   ----------

     Total liabilities and deficiency in stockholders' equity      $   20,247
                                                                   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For the Three                   For the Six               Cumulative
                                                           Months Ended                    Months Ended            From Inception
                                                             June 30,                        June 30,               (October 30,
                                                   ----------------------------    ----------------------------      2002) to
                                                           2004            2003            2004            2003    June 30, 2004
                                                   ------------    ------------    ------------    ------------    -------------

Revenues                                           $         --    $         --    $         --    $         --    $         --

Operating expenses:
   Selling, general and administrative expenses       1,574,415         280,872       2,505,489         369,074       3,899,285
   Merger fees and costs                                     --              --              --              --         350,000
   Financing cost                                            --              --              --              --          90,000
                                                   ------------    ------------    ------------    ------------    -------------

      Total operating expenses                        1,574,415         280,872       2,505,489         369,074       4,339,285
                                                   ------------    ------------    ------------    ------------    -------------

Operating loss                                       (1,574,415)       (280,872)     (2,505,489)       (369,074)     (4,339,285)

   Interest expense                                     131,737          22,642         435,815          22,642         504,639
                                                   ------------    ------------    ------------    ------------    -------------

      Total other expense                               131,737          22,642         435,815          22,642         504,639
                                                   ------------    ------------    ------------    ------------    -------------

  Loss before income taxes                           (1,706,152)       (303,514)     (2,941,304)       (391,716)     (4,843,924)

   Provision for income taxes                                --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    -------------

Net loss                                           $ (1,706,152)   $   (303,514)   $ (2,941,304)   $   (391,716)   $ (4,843,924)
                                                   ============    ============    ============    ============

Net loss per share - basic and diluted             $      (0.06)   $      (0.02)   $      (0.11)   $      (0.02)   $      (0.23)
                                                   ============    ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                                 27,474,445      15,425,852      26,163,266      19,194,414      21,045,680
                                                   ============    ============    ============    ============


              The accompanying notes are in integral part of these
                       consolidated financial statements.

          IR BioSciences Holdings, Inc. and Subsidiary
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows

                                                           For the Six            Cumulative
                                                          Months Ended           From Inception
                                                            June 30,             (October 30,
                                                   ---------------------------     2002) to
                                                        2004           2003      June 30, 2004
                                                   ------------   ------------   ------------



Cash flows from operating activities:
   Net loss                                        $(2,941,304)   $  (391,716)   $(4,843,924)
Adjustments to reconcile net loss to to net
  cash used in operating activities:
    Non-cash compensation                            1,912,027         19,779      1,998,637
    Amortization of deferred compensation                   --          9,000             --
    Interest expense                                    37,545             --        106,169
    Amortization of discount on notes payable          399,222         10,306        701,524
    Depreciation and amortization                       12,053          6,258         24,815
    Changes in operating assets and liabilities:            --             --             --
    Prepaid services and other assets                   31,043        (49,843)        (4,799)
    Accounts payable and accrued expenses              243,931         95,024        678,932
                                                   ------------   ------------   ------------

Net cash used in operating activities                 (305,483)      (301,192)    (1,338,646)

Cash flows from investing activities:
    Acqisition of property and equipment                    --         (3,304)        (3,304)
    Increase in cash related to acquisition                 --       (350,000)            --
    Increase in prepaid acquisition costs                   --        (90,000)            --
                                                   ------------   ------------   ------------

Net cash used in investing activities                       --       (443,304)        (3,304)

Cash flows from financing activities:
    Proceeds from notes payable                        442,957        795,000      1,643,957
    Principal payments on notes payable               (174,000)            --       (424,000)
    Shares of stock issued for cash                     31,200         65,000        127,201
    Officer repayment of amounts paid on his behalf         --             --         19,880
    Cash paid on amount due to officer                      --        (14,381)       (19,880)
                                                   ------------   ------------   ------------

Net cash provided by financing activities              300,157        845,619      1,347,158
                                                   ------------   ------------   ------------

Net increase in cash and cash equivalents               (5,326)       101,123          5,208

Cash and cash equivalents at beginning of period        10,534         32,155             --
                                                   ------------   ------------   ------------

Cash and cash equivalents at end of period         $     5,208    $   133,278    $     5,208
                                                   ============   ============   ============
Cash paid during the period for:
Interest                                           $     4,553    $        --    $    46,346
                                                   ============   ============   ============

Taxes                                              $        --    $        --    $        --
                                                   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (continued)




Non-cash investing and financing activities:

In January 2004, the Company issued 800,000 shares (post-split) of common stock with a fair market value of $800,000 to a consultant.


In February 2004, the Company issued 40,000 shares (post-split) of common stock with a fair market value of $24,800 to a consultant.


In March 2004, the Company issued 1,051,600 shares (post-split) of common stock with a fair market value of $420,640 to a consultant.


In March 2004, the Company issued 500,000 shares (post-split) of common stock with a fair market value of $250,000 to a consultant.


In March 2004, the Company issued 67,800 shares (post-split) of common stock with a fair market value of $10,800 to consultants.


In March 2004, the Company issued 45,800 shares (post-split) of common stock with a fair maket value of $29,132 to a vendor in satisfaction of accounts payable.


In April 2004, the Company issued 200,000 shares (post-split) of common stock with a fair market value of $64,000 to its Chief Financial Officer is payment for services rendered.


In May 2004, the Company converted a Note Payable in the amount of $35,000 into 350,000 shares (post-split) of common stock.


In May 2004, the Company issued 125,000 shares (post-split) of common stock with a fair market value of $25,000 to a consultant.


In May 2004, the Company issued 500,000 shares (post-split) of common stock with a fair market value of $500,000 to a consultant.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
          Consolidated Statement of Deficiency in Stockholders' Equity
           From date of inception (October 30, 2002) to June 30, 2004
                                   (Unaudited)


                                                             Common Stock      Additional
                                                         -------------------    Paid-In      Deferred   Accumulated
                                                           Shares     Amount    Capital    Compensation   Deficit       Total
                                                         ----------  --------  ----------  ------------ ------------ -----------

Balance at October 30, 2002 (date of inception)                  --  $     --  $       --  $        --  $        --  $        --

Shares of common stock issued at $0.0006 per share
  to founders for license of proprietary right in
  December 2002                                          16,612,276    16,612      (7,362)          --                     9,250

Shares of common stock issued at $0.0006 per share
  to founders for services rendered in December 2002      1,405,310     1,405        (623)          --                       782

Shares of common stock issued at $0.1671 per share
  to consultants for services rendered in December 2002      53,878        54       8,946       (9,000)                       --

Sale of common stock for cash  at $0.1671 per share
  in December 2002                                          185,578       186      30,815           --                    31,001

Net loss for the period from inception (October 30,
  2002) to December 31, 2002                                     --        --          --           --      (45,918)     (45,918)
                                                         ----------  --------  ----------  -----------  -----------  -----------

Balance at December 31, 2002 (reflective of
  stock splits)                                          18,257,042    18,257      31,776       (9,000)     (45,918)      (4,885)

Shares granted to consultants at $0.1392 per share
  for services rendered in January 2003                      98,776        99      13,651           --                    13,750

Sale of shares of common stock for cash at $0.1517
  per share in January 2003                                 329,552       330      49,670           --                    50,000

Shares granted to consultants at $0.1392 per share
  for services rendered in March 2003                       154,450       154      21,346           --                    21,500

Conversion of notes payable to common stock at
  $0.1392 per share in April 2003                         1,436,736     1,437     198,563           --                   200,000

Shares granted to consultants at $0.1413 per share
  for services rendered in April 2003                        14,368        14       2,016           --                     2,030

Sale of shares of common stock for cash at $0.2784
  per share in May 2003                                      17,960        18       4,982           --                     5,000

Sales of shares of common stock for cash at $0.2784
  per share in June 2003                                     35,918        36       9,964           --                    10,000

Conversion of notes payable to common stock at
  $0.1392 per share in June 2003                            718,368       718      99,282           --                   100,000

Beneficial conversion feature associated with
  notes issued in June 2003                                      --        --      60,560           --                    60,560

Amortization of deferred compensation                            --        --          --        9,000                     9,000

 Costs of GPN Merger in July 2003                         2,368,130     2,368    (123,168)          --                  (120,799)

 Value of warrants issued with extended notes
  payable in October 2003                                        --        --     189,937           --                   189,937

 Value of Company warrants issued in conjunction
  with fourth quarter notes payable issued October
  through December 2003                                          --        --     207,457           --                   207,457

 Value of warrants contributed by founders in
  conjunction with fourth quarter notes payable issued
  October through December 2003                                  --        --     183,543           --                   183,543

Value of warrants issued for services in October
  through December 2003                                          --        --      85,861           --                    85,861

 Net loss for the year ended December 31, 2003                   --        --          --           --   (1,856,702)  (1,856,702)


 Balance at December 31, 2003                            23,431,300    23,431   1,035,441           --   (1,902,620)    (843,748)
                                                         ----------  --------  ----------  -----------  -----------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
          Consolidated Statement of Deficiency in Stockholders' Equity
           From date of inception (October 30, 2002) to June 30, 2004
                             (Unaudited)(continued)

                                                             Common Stock      Additional
                                                         -------------------    Paid-In      Deferred   Accumulated
                                                           Shares     Amount    Capital    Compensation   Deficit       Total
                                                         ----------  --------  ----------  ------------ ------------ -----------

Shares granted at $1.00 per share pursuant to the
  Senior Note Agreement in January 2004                     600,000       600     599,400     (600,000)                       --

Shares issued in January 2004 at $1.00 per share
  to a consultant for services                              800,000       800     799,200     (800,000)                       --

Shares issued in February 2004 to a consultant
  at $0.62 per share for services                            40,000        40      24,760      (24,800)                       --

Shars issued in March 2004 to a consultant
  at $0.40 per share for services                         1,051,600     1,052     419,588     (420,640)                       --

Shares issued in March 2004 to a consultant
  at $0.50 per share for services                           500,000       500     249,500     (250,000)                       --

Shares sold for cash in March 2004 at $0.15 per share         8,000         8       1,192           --                     1,200

Shares issued in March 2004 at $0.2857 per share
  to consultants for services                                67,800        68      10,732           --                    10,800

Shares issued in March 2004 at $0.64 per share
  to consultants for services                                45,800        45      29,267           --                    29,312

Amortization of deferred compensation through
  March 2004                                                     --        --          --      688,027                   688,027

Shares to be issued to a consultant at $0.41
  per share for contracted services                              --        --          --      (82,000)                  (82,000)

Shares granted pursuant to the New Senior
  Note Agreement in April 2004                              600,000       600     149,400     (150,000)                       --

Shares issued in April 2004 to officer at $0.32
  per share for services                                    200,000       200      63,800           --                    64,000

Conversion of Note Payable to common stock at $0.10
  per share in May 2004                                     350,000       350      34,650           --                    35,000

Benefial Conversion Feature associated with note
  payable in May 2004                                            --        --      52,500           --                    52,500

Issuance of warrants to officers and founder in
  May 2004 for services                                          --        --     250,704           --                   250,704

Shares to a consultant in May 2004 at $0.20 per share
  as a due dilligence fee                                   125,000       125      24,875           --                    25,000

Shares issued to a consultant in May 2004 at $1.00
  per share for services                                    500,000       500     499,500     (500,000)                       --

Benefial Conversion Feature associated with notes
  payable issued in April, May, and June 2004                    --        --      20,938           --                    20,938

Issuance of warrants to employees and consultants for
  services rendered in April through June 2004                   --        --       5,427           --                     5,427

Amortization of deferred compensation through June 2004          --        --          --      952,069                   952,069

Net loss for the six months ended June 30, 2004                  --        --          --           --   (2,941,304)  (2,941,304)

                                                         ----------  --------  ----------  -----------  -----------  -----------
 Balance at June 30, 2004                                28,319,500  $ 28,319  $4,270,874  $(1,187,344) $(4,843,924) $(1,732,075)
                                                         ==========  ========  ==========  ===========  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Business and Basis of Presentation
----------------------------------

ImmuneRegen BioSciences, Inc. ("Company" or "ImmuneRegen") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Delaware on October 30, 2002, and has a December 31 year-end. ImmuneRegen is a biotechnology company and plans to develop and market applications utilizing modified substance P, a naturally occurring immunomodulator.

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

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 21,063,170 (post-split) shares of GPN common stock. The value of the stock that was issued was the historical cost of GPN's net tangible assets, which did not differ materially from their fair value.

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

ImmuneRegen BioSciences Asia PTE. LTD.
-------------------------------------

ImmuneRegen BioSciences Asia PTE. LTD. ("IRB Asia") was formed by the Company's Chief Executive Officer and by a Founder of the Company on May 6, 2004, for the purpose of licensing the Company's proprietary compound Homspera in Asia. As of June 30, 2004, the Company held a minority interest in IRB Asia. At August 23, 2004, the Company was in the process of transferring the shares of IRB Asia currently held by the Chief Executive and by the Founder to the Company, making IRB Asia a wholly-owned subsidiary of the Company. As of June 30, 2004, IRB Asia was inactive.

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

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements
----------------------------

The accompanying balance sheet as of June 30, 2004, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and for the period from inception to June 30, 2004, and the statements of cash flows for the six months ended June, 2004 and 2003, and from the period of inception (October 30, 2002) to June 30, 2004 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

NOTE 2 -    RELATED PARTY TRANSACTIONS

Founder's Consulting Fees
-------------------------

During the three months and six months ended June 30, 2004, the Company accrued $30,000 and $60,000, respectively, in consulting fees payable to two of the Company's founders.

InOne Contract
--------------

The Company has entered into a series of contracts for marketing, website development, and website hosting with InOne Advertising "(In-One"), a company run by the spouse of the Company's CEO. Pursuant to these contracts, during the six months ended June 30, 2004, the Company issues 45,800 shares (post-split) of its common stock to with a value of $29,312 to In-One.

Office Lease
------------

The Company subleases its office space from Foresight Capital Partners, a company controlled by the Company's CEO. The rent cost is passed through to the Company at the same rental rate that Foresight Capital Partners is charged by the facility's primary landlord. Rent expense amounted to $8,568 and $17,136, respectively, for the three and six month periods ended June 30, 2004.

Shares issued to Chief Financial Officer
----------------------------------------

In April 2004, the Company issued 200,000 shares (post-split) of its common stock to the Company's Chief Financial Officer as payment for services performed from June 2003 through June 2004.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Stratum Consulting Agreement
----------------------------

On April 1, 2004, the Company entered into a consulting agreement with Stratum Consulting Group, Inc. ("The Stratum Agreement") a company controlled by the Company's Secretary. The Stratum Agreement has a term of twelve months, and calls for Stratum to provide financial consulting to the Company in return for the following: 200,000 shares (post-split) of the Company's common stock upon execution of the agreement, and the number of shares of the Company's common stock equal to $2,500 per month for the term of the agreement.

Founder and CEO Warrants
------------------------

On May 6, 2004, the Company granted a five-year warrant to purchase 500,000 shares (post-split) of the Company's common stock at $0.25 per share to one of the Company's founders and to the Company's CEO. The Company valued these warrants using the Black-Scholes valuation model, and charged the entire amount of $124,411 for each warrant to the Company's statement of operations for the three month period ending June 30, 2004.

NOTE 3 - DEBT

Amended Secured Convertible Promissory Notes
--------------------------------------------

During the three and six month periods ended June 30, 2004, the Company amortized to interest expense $11,855 and $105,768, respectively, of the discount associated with its Amended Convertible Promissory Notes Payable (the "Amended Notes"). At June 30, 2004, the total principal amount due pursuant to the Amended Notes is $245,000. The total discount remaining on the Amended Notes at June 30, 2004 is $0. In June 2004, the terms of the Amended Notes were extended to August, 2004. Interest accrued for the three and six months ended June 30, 2004 was $4,818 and $9,636, respectively. Total accrued interest due on the Amended Notes at June 30, 2004 was $13,968. At June 30, 2004, five of the Amended Notes were in default as they had not been paid within their terms. With the exception of one note in the principal amount of $100,000, the Company has negotiated extensions to the terms of these notes. The Company is not in compliance with the provisions of the $100,000 note.


Fourth Quarter Secured Convertible Promissory Notes
---------------------------------------------------

During the three months ended June 30, 2004, the Company converted one of the Fourth Quarter Secured Convertible Notes (the "Fourth Quarter Notes") in the amount of $35,000 into 350,000 shares (post-split) of common stock, and made principal payments of $4,000 on another Fourth Quarter Note. During the six months ended June 30, 2004, the Company made principal payments of an additional $15,000 on the Fourth Quarter Notes. During the three and six months ended June 30, 2004, the Company amortized to interest expense $$40,100 and $233,428, respectively, of the discount associated with the Fourth Quarter Notes. At June 30, 2004, the total discount remaining on the Fourth Quarter Notes was $0, and the total principal amount due pursuant to the Fourth Quarter Notes was $337,000. Interest accrued for the three and six months ended June 30, 2004 was $7,160 and $14,827, respectively. Total accrued interest due on the Fourth Quarter Notes at June 30, 2004 was $21,535. At June 30, 2004, eight of the Fourth Quarter Notes were in default as they had not been paid within their terms. The Company has negotiated extensions to the terms of these notes, and at August 23, 2004, these notes are no longer in default.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 3 - DEBT (CONTINUED)

Senior Secured Promissory Notes
-------------------------------

In January 2004, the Company entered into a $150,000 Senior Secured Promissory Note Agreement (the "Senior Note"). The Senior Note bears interest at the rate of 12% per annum and has a term of 90 days. Interest accrued for the three and six months ended June 30, 2004 was $3,100 and $4,500, respectively. The Senior
Note is senior secured indebtedness of the Company and is secured by certain collateral. As additional incentive to enter into the Senior Note, the Company provided 600,000 shares (post-split) of the Company's common stock valued at $600,000.

In April, 2004, the Senior Note was paid in full and the Company entered into a new Senior Secured promissory Note Agreement in the amount of $154,500 (the "New Senior Note"). The New Senior Note bears interest at the rate of 12% per annum and has a term of 90 days. Interest accrued on the New Senior Secured Note for the three and six months period ending June 30, 2004 was $3,251. The New Senior
Note is senior secured indebtedness of the Company and is secured by certain collateral. As additional incentive to enter into the New Senior Note, the Company provided 600,000 shares (post-split) of the Company's common stock valued at $150,000.

Other Notes Payable
-------------------

At June 30, 2004, the Company has outstanding eight other notes payable in the aggregate principal amount of $211,581. These notes bear interest at rates ranging from 6% to 12% per annum. During the three and six months ended June 30, 2004, interest of $2,059 and $3,015, respectively, was accrued on these notes. Six notes with an aggregate principal amount of $176,581 are due within one year at June 30, 2004. Two notes with an aggregate amount of $35,000 are due twenty-four months from inception, or April and May 2006. During the three months ended June 30, 2004, the Company received cash proceeds of $137,100 pursuant to these notes, and made principal payments of $5,000. Total accrued interest on these notes at June 30, 2004 is $3,705. The Company recognized an aggregate discount of $13,411 on these notes due to various beneficial conversion features and warrants. During the three and six months ended June 30, 2004, the Company amortized $7,527 of this aggregate discount.

Demand Loan
-----------

In April 2004, the Company received a $30,000 demand loan from an investor. In August 2004, this loan was converted into 200,000 shares of common stock.

NOTE 4 - EQUITY

Stock Split
-----------

On April 6, 2004, the Company effected a two-for-one forward split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 13,272,250; the number of shares of common stock outstanding immediately after the reverse split was 26,544,500. The accompanying financial statements reflect the effect of this stock split.

Common Stock
------------

In January 2004,  the Company  entered into the Senior Note  Agreement (see Note
3). Pursuant to this agreement, the Company issued to the lender 600,000 shares (post-split) of the Company's common stock valued at $600,000. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 90 day term of the Senior Note. During the three months and six months ended June 30, 2004, $106,667 and $600,000of this amount, respectively, had been charged to non-cash compensation.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 4 - EQUITY (CONTINUED)

Common Stock (continued)
------------------------

In January 2004, the Company issued 800,000 shares (post-split) of common stock with a fair market value of $800,000 to a consultant in exchange for services to be provided through January 2005. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 360 day Agreement. During the three months and six months ended June 30, 2004, $204,444 and $362,222 of this amount, respectively, had been charged to non-cash compensation.

In February 2004, the Company issued 40,000 shares of common stock with a fair market value of $24,800 to a consultant in exchange for services to be provided through August 2004. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 180 day Agreement. During the three and six months ended June 30, 2004, $12,676 and $19,564 of this amount, respectively, had been charged to non-cash compensation.

In March 2004, the Company issued 1,051,600 shares (post-split) of common stock with a fair market value of $420,640 to a consultant in exchange for services to be provided through March 2005. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 360 day Agreement. During the three and six months ended June 30, 2004, $107,497 and $125,024 of this amount, respectively, had been charged to non-cash compensation.

In March 2004, the Company issued 500,000 shares (post-split) of common stock with a fair market value of $250,000 to a consultant in exchange for services to be provided through September 2004. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 180 day Agreement. During the three and six months ended June 30, 2004, $127,778 and $140,278 of this amount, respectively, had been charged to non-cash compensation.

In March 2004, the Company issued 8,000 shares (post-split) of common stock with a fair market value of $1,200 for cash.

In March 2004, the Company issued 67,800 shares (post-split) of common stock with a fair market value of $10,800 to various consultants in exchange for services rendered. This amount was charged to non-cash compensation.

In March 2004, the Company issued 45,800 shares (post-split) of stock with a market value of $29,312 to InOne as payment for outstanding payables.

In April 2004, the Company  entered into the New Senior Note Agreement (see Note
3). Pursuant to this agreement, the Company issued to the lender 600,000 shares (post-split) of the Company's common stock valued at $150,000. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 90 day term of the New Senior Note. During the three months and six months ended June 30, 2004, $103,846 of this amount had been charged to non-cash compensation.

In April 2004, the Company issued 200,000 shares (post-split) of stock with a market value of $64,000 to its Chief Financial Officer for services rendered. This amount was charged to non-cash compensation.

In May 2004, the Company issued 350,000 shares (post-split) of stock with a market value of $87,500 via conversion of a note payable in the amount of $35,000. The Company recorded a charge to interest expense for the beneficial conversion feature of this transaction in the amount of $52,500.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 4 - EQUITY (CONTINUED)

Common Stock (continued)
------------------------

In May 2004, the Company issued 125,000 shares (post-split) of stock with a market value of $25,000 to a consultant as a due diligence fee. This amount was charged to non-cash compensation.

In May 2004, the Company issued 500,000 shares (post-split) of stock with a market value of $500,000 to a consultant for services to be rendered through December 2004. This value was determined as of the date the consulting agreement was signed, which was in December 2003. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the agreement. During the three and six months ended June 30, 2004, $268,493 of this amount has been charged to non-cash compensation.

Except as otherwise indicated above, all valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

NOTE  5 - SUBSEQUENT EVENTS

April Consulting Agreements
----------------------------

In April 2004, the Company entered into two agreements with a consultant which called for the issuance of an aggregate of 850,000 shares (post-split) of the Company's common stock. In July 2004, these agreements were voided; the shares were not issued and are not due to be issued.

Notes Payable Extensions
------------------------

At June 30, the Company was in default of fourteen of its notes payable in the aggregate principal amount of $561,000. With the exception of one note in the principal amount of $100,000, the Company has negotiated extensions to the terms of these notes. The Company is not in compliance with the provisions of the $100,000 note.

Common Stock Issued
-------------------

In July and August 2004, the Company issued an aggregate of 625,776 shares of common stock pursuant to various consulting agreements.

In July and August 2004, the Company issued 120,000 shares of common stock in partial satisfaction of the agreement to extend the term of the Senior Note Payable.

In August 2004, the Company converted a note payable in the amount of $30,000 into into 200,000 shares of common stock.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004

Revenue
-------

We are in the development stage and have no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses ("SG&A") were $1,574,415 for the three months ended June 30, 2004 which is an increase of $1,293,543 or 461% compared to SG&A of $280,872 for the three months ended June 30, 2003. The increase is primarily comprised of non-cash compensation, legal and accounting fees, officer wages, research and development costs, consulting fees, and contract labor. We expect these costs to increase in the coming year as we continue to utilize non-cash compenation in order to conserve our cash, and as we seek further financing, implement our plan of operation, and build out our administrative and operational infrastructure.

Interest expense
----------------

Interest expense was $131,737 for the three months ended June 30, 2004, an increase of $109,095 or 481% compared to interest expense of $22,642 for the three months ended June 30, 2003. This amount consists of amortization of the discount on notes payable of $112,939 and interest on notes payable of $18,798. We expect interest expense may continue to increase over the next twelve months if the level of our debt increases.

Net loss
--------

For the reasons above, the net loss for the three months ended June 30, 2004 was $1,706,152, an increase of $1,402,638 or 462% compared to a net loss of $303,514 for the three months ended June 30, 2003. We expect our losses to continue and to increase over the coming twelve months. We do not expect to expect to begin to generate revenue in the next twelve months, and costs are likely to increase as we move our products through the testing and approval phases, and as we continue to build out our corporate infrastructure.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004

Revenue
-------

We are in the development stage and have no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $2,505,489 for the six months ended June 30, 2004 which is an increase of $2,136,415 or 579% compared to SG&A of $2,136,415 for the six months ended June 30, 2003. This expense is primarily comprised of non-cash compensation of $1,912,026, legal and accounting fees of $185,711, officer wages of $87,500, research and development costs of $61,807, consulting fees of $65,000, and contract labor of $41,503.

Interest expense
----------------

Interest expense was $435,815 for the six months ended June 30, 2004, an increase of $413,173 or 1,825% compared to interest expense of $22,642 for the six months ended June 30, 2003. This amount consists of amortization of the discount on notes payable of $401,133 and interest on notes payable of $34,682.

Net loss
--------

For the reasons above, the net loss for the six months ended June 30, 2004 was $2,941,304, an increase of $2,549,588 or 651% compared to a net loss of $391,716 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had current assets of $10,008 consisting of cash of $5,208 and prepaid services of $4,800. Also at June 30, 2004, we had current liabilities of $1,721,663, consisting of notes payable net of discount of $934,011 and accounts payable and accrued liabilities of $787,652. This results in negative working capital of $1,711,655. During the six months ended June 30, 2004, the Company used cash in operating activities of $305,483. From the date of inception (October 30, 2002) to June 30, 2004, the Company has had a net loss of $4,843,924 and has used cash of $1,338,646 in operating activities. We met our cash requirements during this period through the private placement of $127,201 of our common stock and $1,219,957 from the issuance of notes payable, net of repayments.

At June 30, 2004, we were in default of fourteen of our Notes Payable in the aggregate amount of $561,000 plus accrued interest of $33,864. We have negotiated extensions to the terms of these notes and at August 23, 2004, we are current with all of our obligations under these notes.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and developmentIt is expected that in order to implement its business plan, we will require additional capital. There can be absolutely no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

By adjusting our operations and development to the level of capitalization , we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this would have a material adverse effect on our business, results of operations , liquidity and financial condition.

At June 30, the Company was in default of fourteen of its notes payable in the aggregate principal amount of $561,000. With the exception of one note in the principal amount of $100,000, the Company has negotiated extensions to the terms of these notes. The Company is not in compliance with the provisions of the $100,000 note.

Product Research and Development
--------------------------------

We anticipate performing further research and development of the applications of our proprietary compound "Homspera" during the next twelve months. These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next 12 months.

Acquisition of Plant and Equipment and Other Assets
---------------------------------------------------

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through the period ended June 30, 2004 , we have relied on the services of outside consultants for services and have one (1) employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

RISK FACTORS
------------

The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The Registrant and ImmuneRegen operate as a combined company in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company's control. Additional risks and uncertainties not presently known, or those not currently believed to be important to you, if they materialize, also may adversely affect the combined company.

IMMUNEREGEN HAS AN ACCUMULATED DEFICIT, IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to June 30, 2004, and is currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and thereafter for the foreseeable future. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If ImmuneRegen's revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, ImmuneRegen may experience reduced profitability.

INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report included in our Form 10-KSB that we have incurred substantial losses and negative cash flows for the period of inception of October 30, 2002 to June 30, 2004 and due to that and a lack of operational history, among other matters, there has been raised substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern may materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, IT WILL BE REQUIRED TO CEASE OPERATIONS.

ImmuneRegen requires substantial working capital to fund its operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, ImmuneRegen will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to ImmuneRegen. If ImmuneRegen is unable to raise needed funds on acceptable terms, ImmuneRegen will not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require the Registrant to take drastic steps such as reducing ImmuneRegen's level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, ImmuneRegen will not be able to continue operations.

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

The combined company cannot be sure that it will be successful in meeting these challenges and addressing these risks and uncertainties. If it is unable to do so, ImmuneRegen's business will not be successful.

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

Clinical testing, manufacture, promotion, export and sale of ImmuneRegen's proposed products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent ImmuneRegen from commercializing proposed products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of such products, total or partial suspension of product manufacturing and marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

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

ImmuneRegen cannot be certain that its technology and other intellectual property do not infringe upon the intellectual property rights of others. Authorship and priority of intellectual property rights may be difficult to verify. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to services similar to those offered by ImmuneRegen. ImmuneRegen may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

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

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c ) During the three months ended June 30, 2004, we issued a total of 1,775,000 shares, net of cancellations (post-split) of our Common Stock to officers and consultants for services rendered. 325,000 of these shares (post-split) are registered with Form S-8 of the Securities and Exchange Commission. 1,450,000 of these shares (post-split) are considered exempt from registration by reason of
          Section 4(2) of the Securities Act of 1933.
          (d) None.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

          On April 7, 2004, the Company filed a Current Report on Form 8-K, dated April 6, 2004, reporting under Items 5 and 7 the two (2) for one
          (1) forward split of its common stock effective April 6, 2004.

          On May 14, 2004, the Company filed a current report on Form 8-K, dated April 21, 2004, reporting under Items 4 and 7 the change in the Company certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2004.



                          IR BioSciences Holdings, Inc.



                   By:    /s/ Michael Wilhelm
                          -----------------------------
                              Michael Wilhelm
                              President, Chief Executive Officer

                   Date:  August 23, 2004