Form 10QSB
period 2004-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2004-11-22
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

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


       Registrant's telephone number, including area code: (408) 922-3926



 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.    Yes X         No
                                         ---           ---

The number of shares outstanding of Registrant's common stock as of November 10, 2004 was 61,839,163.

                       IR BIOSCIENCES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
PART     I. FINANCIAL INFORMATION

Item     1. Financial Statements:

            Condensed Consolidated Balance Sheet as of September 30, 2004..  F-1

            Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2004 and 2003,
            and for the period of inception  (October 30, 2002) to
            September 30, 2004 ............................................  F-2

            Condensed  Consolidated  Statement of Cash Flows for the
            nine  months ended  September 30, 2004 and 2003,  and for
            the period of  inception (October 30, 2002) to
            September 30, 2004.............................................  F-3

            Condensed Consolidated Statement of Stockholder' Equity
            (Deficit) for the Period from inception (October 30, 2002)
            to September 30, 2004..........................................  F-5

            Notes to Consolidated Financial Statements.....................  F-8


Item     2. Management's  Discussion and Analysis of Financial Condition
            or Plan of Operations..........................................    3

Item     3. Controls and Procedures........................................   14


PART     II. OTHER INFORMATION

Item     1. Legal Proceedings..............................................   15

Item     2. Changes in Securities and Use of Proceeds......................   15

Item     3. Defaults Upon Senior Securities................................   15

Item     4. Submission of Matters to a Vote of Securities Holders..........   15

Item     5. Other Information..............................................   15

Item     6. Exhibits and Reports on Form 8-K...............................   15

Signatures.................................................................   16

ITEM 1.  FINANCIAL INFORMATION


                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                                September 30,
                                                                    2004
                                                                -----------

                                     Assets

Current assets

    Prepaid services and other assets                           $     2,300
                                                                -----------

      Total current assets                                            2,300

    Licensed proprietary rights, net                                  7,552
    Furniture and equipment, net                                      2,286
                                                                -----------

Total assets                                                    $    12,138
                                                                ===========

                     Liabilities and Stockholders' Deficit

Current liabilities
   Cash overdraft                                                     5,153
   Current portion of notes payable,
     net of discount                                              1,044,365
   Accounts payable and accrued liabilities                         899,831
                                                                -----------

      Total current liabilities                                   1,949,349

    Long-term notes payable, net of discount                         31,515

Commitments and Contingencies

Stockholders' deficit Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares
      issued and outstanding                                             --
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 29,621,776 shares
      issued and  outstanding                                        29,621
   Additional paid-in capital                                     4,555,194
   Deferred compensation                                           (597,853)
   Deficit Accumulated during the
      Development Stage                                          (5,955,688)
                                                                -----------

      Total stockholder's deficit                                (1,968,726)
                                                                -----------

Total liabilities and stockholders' deficit                     $    12,138
                                                                ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                    (A Development Stage Company) Cumulative
                 Condensed Consolidated Statements of Operations

                                                                                                                   Cumulative
                                                                                                                   From
                                                                                                                   Inception
                                                 For the Three   For the Three    For the Nine    For the Nine    (October 30,
                                                  Months Ended    Months Ended    Months Ended    Months Ended      2002) to
                                                 September 30,   September 30,    September 30,   September 30,   September 30,
                                                      2004            2003            2004            2003            2004
                                                  ------------    ------------    ------------    ------------    ------------


Revenues                                          $         --    $         --    $         --    $         --    $         --

Operating expenses:
   Selling, general and administrative expenses      1,041,152         297,587       3,546,641         666,661       4,940,437
   Merger fees and costs                                   --          350,000              --         350,000         350,000
   Financing cost                                          --           90,000              --          90,000          90,000
                                                  ------------    ------------    ------------    ------------    ------------

      Total operating expenses                       1,041,152         737,587       3,546,641       1,106,661       5,380,437

Operating loss                                      (1,041,152)       (737,587)     (3,546,641)     (1,106,661)     (5,380,437)

Other expense:
   Interest expense                                    (70,612)        (89,020)       (506,427)       (111,662)       (575,251)
                                                  ------------    ------------    ------------    ------------    ------------

      Total other expense                              (70,612)        (89,020)       (506,427)       (111,662)       (575,251)
                                                  ------------    ------------    ------------    ------------    ------------

Loss before income taxes                            (1,111,764)       (826,607)     (4,053,068)     (1,218,323)     (5,955,688)

Provision for income taxes                                  --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

Net Loss                                          $ (1,111,764)   $   (826,607)   $ (4,053,068)   $ (1,218,323)   $ (5,955,688)
                                                  ============    ============    ============    ============    ============

Net loss per share - basic and diluted            $      (0.04)   $      (0.04)   $      (0.15)   $      (0.06)   $      (0.27)
                                                  ============    ============    ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                                29,040,133      23,379,818      27,129,221      20,604,880      22,094,881
                                                  ============    ============    ============    ============    ============



         The accompanying notes are in integral part of these condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows

                                                                                    Cumulative
                                                                                    From
                                                                                    Inception
                                                    For the Nine    For the Nine   (October 30,
                                                    Months Ended    Months Ended     2002) to
                                                    September 30,   September 30,  September 30,
                                                        2004             2003          2004
                                                     -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                          $(4,053,068)   $(1,218,323)   $(5,955,688)
  Adjustments to reconcile net loss to  net
  cash used in operating activities:
  Non-cash compensation                                2,636,280         28,779      2,751,703
  Interest expense                                        74,517             --        143,141
  Amortization of discount on notes payable              406,360         60,582        708,662
  Depreciation and amortization                           12,454          9,470         25,216
  Changes in operating assets and liabilities:
        Prepaid services and other assets                 33,543        (49,043)        (2,299)
        Accounts payable and accrued expenses            440,970        290,906        847,158
                                                     -----------    -----------    -----------

   Net cash used in operating activities                (448,944)      (877,629)    (1,482,107)

Cash flows from investing activities:
   Acquisition of property and equipment                       --         (3,304)        (3,304)
                                                     -----------    -----------    -----------

   Net cash used in investing activities                      --         (3,304)        (3,304)

Cash flows from financing activities:
   Proceeds from notes payable                           576,057        795,000      1,777,057
   Principal payments on notes payable                  (174,000)      (200,000)      (424,000)
   Proceeds from third parties for advances                   --        265,000         96,001
   Shares of stock sold for cash                          31,200         65,000         31,200
   Officer repayment of amounts paid on his behalf            --             --         19,880
   Cash paid on behalf of officer                             --        (19,880)       (19,880)
   Cash paid on amount due to officer                         --        (22,427)            --
                                                     -----------    -----------    -----------

   Net cash provided by financing activities             433,257        882,693      1,480,258

Net increase in cash and cash equivalents                (15,687)         1,760         (5,153)

Cash and cash equivalents at beginning of period          10,534         32,155             --
                                                     -----------    -----------    -----------

Cash and cash equivalents at end of period           $    (5,153)   $    33,915    $    (5,153)
                                                     ===========    ===========    ===========

Cash paid during the period for:

                         Interest                    $     4,553    $    40,000    $    46,346

                         Taxes                       $        --    $        --    $        --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In March 2004, the Company issued 45,800 shares (post-split) of common stock with a fair market value of $29,132 to a vendor in satisfaction of accounts payable.

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

In July through September 2004, the Company issued 200,000 shares (post-split) of common stock with a fair market value of $82,000 to a consultant.

In July 2004, the Company issued 250,000 shares (post-split) of common stock with a fair market value of $25,000 to a consultant.

In August 2004, the Company issued 100,000 shares (post-split) of common stock with a fair market value of $14,000 to a consultant.

In August 2004, the Company issued 200,000 shares (post-split) of common stock for conversion of a note payable of $30,000.

In July through August 2004, the Company issued 300,000 shares (post-split) of common stock with a fair market value of $36,000 to as interest on a note.

In September 2004, the Company issued 127,276 shares (post-split) of common stock with a fair market value of $16,910 to a consultant.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   IR BIOSCIENCES HOLDING, INC. AND SUBSIDIARY
                          (A Development Stage Company)
     Consolidated Statement of Deficiency in Stockholders' Equity From date of inception (October 30, 2002) to June 30, 2004

                                   (Unaudited)

                                              COMMON STOCK
                                       ------------------------     AMOUNT PAID     DEFERRED     ACCUMULATED
                                         SHARES         AMOUNT     IN CAPITAL    COMPENSATION     DEFICIT        TOTAL
                                       ----------   -----------   -----------    -----------    -----------    -----------
Balance at October 30, 2002 (date)             --      $     --    $       --    $        --    $        --    $        --
Shares of common stock  issued at
   $0.0006 per share to founders
   for license of proprietary right
   in December 2002 ...............    16,612,276        16,612        (7,362)            --                         9,250
Shares of common stock issued at
   $0.0006 per share to founders
   for services rendered in
   December 2002 ..................     1,405,310         1,405          (623)            --                           782
Shares of common stock issued at
   $0.1671 per share to consultants
   for services rendered in
   December 2002 ..................        53,878            54         8,946         (9,000)                           --
Sale of common stock for cash at
   $0.1671 per share in December
   2002 ...........................       185,578           186        30,815             --                        31,001
Net loss for the period from
   inception (October 30, 2002) to
   December 31, 2002 ..............            --            --            --             --        (45,918)       (45,918)
                                       ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002.......    18,257,042        18,257        31,776         (9,000)       (45,918)        (4,885)
Shares granted to consultants at
   $0.1392 per share for services
   rendered in January 2003 .......        98,776            99        13,651             --                        13,750
Sale of shares of common stock for
   cash at $0.1517 per share in
   January 2003 ...................       329,552           330        49,670             --                        50,000
Shares granted to consultants at
   $0.1392 per share for services
   rendered in March 2003 .........       154,450           154        21,346             --                        21,500
Conversion of notes payable to
common stock at
  $0.1392 per share in April 2003 .     1,436,736         1,437       198,563             --                       200,000
Shares granted to consultants at
   $0.1413 per share for services
   rendered in April 2003 .........        14,368            14         2,016             --                         2,030
Sale of shares of common stock for
cash at $0.2784
  per share in May 2003 ...........        17,960            18         4,982             --                         5,000
Sales of shares of common stock for
   cash at $0.2784 per share in
   June 2003 ......................        35,918            36         9,964             --                        10,000
Conversion of notes payable to
   common stock at $0.1392 per
   share in June 2003 .............       718,368           718        99,282             --                       100,000
Beneficial conversion feature
   associated with notes issued in
   June 2003 ......................            --            --        60,560             --                        60,560
Amortization of deferred
   compensation ...................            --            --            --          9,000                         9,000
   Costs of GPN Merger in July 2003     2,368,130         2,368      (123,168)            --                      (120,799)
   Value of warrants issued with
     extended notes payable in
     October 2003 .................            --            --       189,937             --                       189,937
   Value of Company warrants issued
     in conjunction with fourth
     quarter notes payable issued
     October through December 2003             --            --       207,457             --                       207,457

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             COMMON STOCK
                                       ------------------------   AMOUNT PAID     DEFERRED      ACCUMULATED
                                         SHARES         AMOUNT     IN CAPITAL    COMPENSATION     DEFICIT        TOTAL
                                       ----------   -----------   -----------    -----------    -----------    -----------
   Value of warrants contributed by
     founders in conjunction with
     fourth quarter notes payable
     issued October through
     December 2003 ................            --            --       183,543             --                       183,543
   Value of warrants issued for
     services in October through
     December 2003 ................            --            --        85,861             --                        85,861
   Net loss for the year ended
     December 31, 2003 ............            --            --            --             --     (1,856,702)    (1,856,702)
                                       ----------   -----------   -----------    -----------    -----------    -----------
   Balance at December 31, 2003  ..    23,431,300        23,431     1,035,441             --     (1,902,620)      (843,748)
Shares granted at $1.00 per share
   pursuant to the Senior Note
   Agreement in January 2004 ......       600,000           600       599,400       (600,000)                           --
Shares issued in January 2004 at
   $1.00 per share to a consultant
   for services ...................       800,000           800       799,200       (800,000)                           --
Shares issued in February 2004 to a
   consultant at $0.62 per share
   for services ...................        40,000            40        24,760        (24,800)                           --
Shares issued in March 2004 to a
   consultant at $0.40 per share
   for services ...................     1,051,600         1,052       419,588       (420,640)                           --
Shares issued in March 2004 to a
   consultant at $0.50 per share
   for services ...................       500,000           500       249,500       (250,000)                           --
Shares sold for cash in March 2004
   at $0.15 per share .............         8,000             8         1,192             --                         1,200
Shares issued in March 2004 at
   $0.2857 per share to consultants
   for services ...................        67,800            68        10,732             --                        10,800
Shares issued in March 2004 at
   $0.64 per share to consultants
   for services ...................        45,800            45        29,267             --                        29,312
Amortization of deferred
   compensation through March 2004             --            --            --        688,027                       688,027
Shares to be issued to a consultant
   at $0.41 per share for
   contracted services ............            --            --            --        (82,000)                      (82,000)
Shares granted pursuant to the New
   Senior Note Agreement in April
   2004 ...........................       600,000           600       149,400       (150,000)                           --
Shares issued in April 2004 to
   officer at (0.32 per share for
   services .......................       200,000           200        63,800             --                        64,000
Conversion of Note Payable to
   common stock at $0.10 per share
   in May 2004 ....................       350,000           350        34,650             --                        35,000
Beneficial Conversion Feature
   associated with note payable in
   May 2004 .......................            --            --        52,500             --                        52,000
Issuance of warrants to officers
   and founder in May 2004 for
   services .......................            --            --       250,704             --                       250,704
Shares to a consultant in May 2004
   at $0.20 per share as a due
   diligence fee ..................       125,000           125        24,875             --                        25,000
Shares issued to a consultant in
   May 2004 at $1.00 per share for
   services .......................       500,000           500       499,500       (500,000)                           --
Beneficial Conversion Feature
   associated with notes payable
   issued in April, May, and June
   2004 ...........................            --            --        20,938             --                        20,938
Issuance of warrants to employees
   and consultants for services
   rendered in April through June
   2004 ...........................            --            --         5,427             --                         5,427
Amortization of deferred
   compensation through June 2004 .            --            --            --        952,069                       952,069


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       F-6

                                            COMMON STOCK
                                       ------------------------   AMOUNT PAID     DEFERRED      ACCUMULATED
                                         SHARES         AMOUNT    IN CAPITAL     COMPENSATION     DEFICIT        TOTAL
                                       ----------   -----------   -----------    -----------    -----------    -----------

Shares issued in July  to a
   consultant at $0.10 for
   services to be rendered
   through July 2005...............       250,000           250        24,750        (25,000)                           --
Shares issued to a consultant in
   July and September at $0.41
   per share for services to be
   rendered through April 2005.....       200,000           200        81,800                                       82,000
Shares issued from July to
   September 2004 as interest
   on note payable.................       300,000           300        35,700                                       36,000
Accrued deferred compensation in
   August 2004 to a consultant
   for 100,000 shares at $0.10 per
   share, committed but unissued...            --            --            --        (10,000)                      (10,000)
Shares issued in August 2004 at
   $0.14 to a consultant for
   services to be performed
   through October 2004............       100,000           100        13,900        (14,000)                           --
Shares issued in August 2004 at
   $0.125 per share for conversion
   of $30,000 demand loan..........       200,000           200        29,800             --                        30,000
Shares issued in August 2004 at
   $0.16 per share to a consultant
   for services provided...........       125,000           125        19,875             --                        20,000
Shares issued to a consultant in
   September  at $0.12 to $0.22
   for services rendered through
   September 2004                         127,276           127        16,783             --                        16,910
Issuance of warrants to employees
   and consultants for services
   through September, 2004                                             61,716                                       61,716
Amortization of deferred
   compensation through
   September, 2004                                                                   638,491                       638,491
Loss for the nine months ended
   September 30, 2004                                                                            (4,053,068)    (4,053,068)
                                       ----------   -----------   -----------    -----------    -----------    -----------
   Balance at September 30, 2004...    29,621,776   $    29,621   $ 4,555,194    $  (597,853)   $(5,955,688)   $(1,968,726)
                                       ==========   ===========   ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Reverse acquisition
-------------------

ImmuneRegen BioSciences, Inc., a private corporation, was formed on October 30, 2002 according to the laws of Delaware. On July 2, 2003, GPN Network, Inc. ("Registrant") and ImmuneRegen entered into and consummated an Agreement and Plan of Merger (the "Merger"). In accordance with the Merger, on July 2, 2003, the Registrant, through its wholly-owned subsidiary, GPN Acquisition Corporation, a Delaware corporation ("Merger Sub"), acquired ImmuneRegen in exchange for 21,063,170 shares (post split) of the Registrant's common stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

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

Interim Financial Statements
----------------------------

The accompanying balance sheet as of September 30, 2004, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and for the period from inception to September 30, 2004, and the statements of cash flows for the nine months ended September, 2004 and 2003, and from the period of inception (October 30, 2002) to September 30, 2004 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid Services
----------------

Prepaid services consist of outside services that the Company has paid for in advance. At September 30, 2004 this amount was $2,300 consisting of an employee advance.

Licensed Proprietary Rights
---------------------------

The Company has licensed from its founders certain proprietary rights which the Company intends to utilize in the execution of its business plan. These proprietary rights are being amortized over the term of the license agreement, or ten years. The amount amortized during the three months and nine months ended September 30, 2004 was $232 and $696, respectively.

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

                 Computer equipment               3 years
                 Furniture                        7 years

The amounts depreciated for the three months and nine months ended September 30, 2004 were $170 and $510, respectively. The amounts depreciated for the three months and nine months ended September, 2003 were $170 and $340, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2004 was $1,019.

NOTE 2 - RELATED PARTY TRANSACTIONS

Founder's Consulting Fees
-------------------------

During the three months and nine months ended September 30, 2004, the Company accrued $30,000 and $90,000, respectively, in consulting fees payable to two of the Company's founders.

In-One Contract
---------------

The Company has entered into a series of contracts for marketing, website development, and website hosting with In-One Advertising "(In-One"), a company run by the spouse of the Company's CEO. Pursuant to these contracts, during the nine months ended September 30, 2004, the Company issues 91,600 shares (post-split) of its common stock to with a value of $29,312 to In-One.

Office Lease
------------

The Company subleases its office space from Foresight Capital Partners, a company controlled by the Company's CEO. The rent cost is passed through to the Company at the same rental rate that Foresight Capital Partners is charged by the facility's primary landlord. Rent expense amounted to $7,196 and $24,332, respectively, for the three and nine month periods ended September 30, 2004.

Stratum Consulting Agreement
----------------------------

On April 1, 2004, the Company entered into a consulting agreement with Stratum Consulting Group, Inc. ("Stratum", "The Stratum Agreement") a company controlled by the Company's Secretary. The Stratum Agreement has a term of twelve months, and calls for Stratum to provide financial consulting to the Company in return for the following: 200,000 shares (post-split) of the Company's common stock upon execution of the agreement, and the number of shares of the Company's common stock equal to $2,500 per month for the term of the agreement. The Stratum agreement also calls for a cash fee of an additional $2,500 per month.

During the three months ended September 30, 2004, the Company issued 127,776 shares (post reverse-split) of common stock to Stratum, and accrued $7,500 in cash fees. At September 30, 2004, the Company has accrued a total of $12,500 in cash fees due to Stratum.

NOTE 3 - DEBT

At September 30, 2004, the Company had the following debt outstanding:


                                         Principal   Discount  Net Book Value
Current:                                 ---------   --------  --------------

Amended Secured Convertible
  Promissory Notes                      $  245,000  $      --    $    245,000

Fourth Quarter Secured Convertible
  Promissory Notes                         337,000         --         337,000

Senior Secured Promissory Note             154,500         --         154,500

Other Notes Payable                        310,653     (2,788)        307,865
                                         ---------   --------  --------------
                                        $1,047,153  $  (2,788)   $  1,044,365
                                         =========   ========  ==============

Long term:

Other Notes Payable                     $   35,000  $  (3,485)   $     31,515
                                         =========   ========  ==============

Amended Secured Convertible Promissory Notes
--------------------------------------------

At September 30, 2004, the Company had outstanding five Amended Secured Convertible Promissory Notes in the aggregate amount of $245,000. Interest accrued for the three and nine months ended September 30, 2004 was $4,940 and $14,576, respectively. Total accrued interest due on the Amended Notes at September 30, 2004 was $18,908. At September 30, 2004, these notes were in default as they had not been paid at their maturity date. All of the Amended Secured Convertible Promissory Notes were either paid or converted to common stock in October and November 2004.

Fourth Quarter Secured Convertible Promissory Notes
---------------------------------------------------

At September 30, 2004, the Company had outstanding nine Amended Secured Convertible Promissory Notes in the aggregate amount of $337,000. Interest accrued for the three and nine months ended September 30, 2004 was $6,795 and $21,622, respectively. Total accrued interest due on the Fourth Quarter Notes at September 30, 2004 was $28,330. At September 30, 2004, eight of the nine Fourth Quarter Notes were in default as they had not been paid at their maturity date. All of the Fourth Quarter Secured Convertible Promissory Notes were either paid or converted to common stock in October and November 2004.

Senior Secured Promissory Notes
-------------------------------

At September 30, 2004, the Company had outstanding one Senior Secured Promissory
Note in the amount of $154,500 (the "New Senior Note"). The New Senior Note bears interest at the rate of 12% per annum and has a term of 90 days. Interest accrued on the New Senior Secured Note for the three and nine months period ending September 30, 2004 was $4,672 and $7,924, respectively. The New Senior
Note is senior secured indebtedness of the Company and is secured by certain collateral. As additional incentive to enter into the New Senior Note, the Company provided 600,000 shares (post-split) of the Company's common stock valued at $150,000. During the three months ended September 30, 2004, the New Senior Note was extended to October 11, 2004. As compensation for extending the due date of this note, the Company issued 300,000 shares of its common stock with a fair value of $36,000. The New Senior Note was paid in November 2004.

Other Notes Payable
-------------------

At June 30, 2004, the Company had outstanding eight other notes payable (the "Other Notes") in the aggregate principal amount of $211,581, net of discount associated with beneficial conversion features of $13,411. These notes bear interest at rates ranging from 6% to 12% per annum. During the three months ended September 30, 2004, the Company entered into five new note agreements in the aggregate amount of $133,100 bearing interest at rates ranging from 8% to 12% per annum, and capitalized $972 of interest on one of the notes. At September 30, 2004 the Company had outstanding a total of thirteen Other Notes in the aggregate amount of $345,653. Eleven of these in the aggregate amount of $307,865 (net of discount of $2,788) are due less than one year from September 30, 2004; two of these in the aggregate amount of $31,515 (net of discount of $3,485) are due in April and May 2006. Accrued interest on the Other Notes amounted to $5,725 for the $9,430 for the three and nine months ended September 30, 2004, respectively. Three notes in the aggregate amount of $84,081 were in default at September 30, 2004 as they have not been paid by their due dates. Eight notes in the aggregate amount of $225,600 were either paid or converted to common stock in October and November 2004.

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

In March 2004, the Company issued 1,051,600 shares (post-split) of common stock with a fair market value of $420,640 to a consultant in exchange for services to be provided through March 2005. This amount was charged to deferred compensation and additional paid-in capital, and is being amortized over the term of the 360 day Agreement. During the three and six months ended June 30, 2004, $107,497 and $125,024 of this amount, respectively, been charged to non-cash compensation.

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

In July 2004, the Company issued 250,000 shares (post-split) of stock with a market value of $25,000 to a consultant for services to be rendered through July 2005. This amount was charged to deferred compensation.

In July and September 2004, the Company issued 200,000 shares of stock with a market value of $82,000 to a consultant for services to be rendered through April 2005. This amount was charged to deferred compensation at the time the contract with this consultant was signed in April 2005.

In July, August, and September 2004, the Company issued 300,000 shares of stock with a market value of $36,000 to a lender as consideration for extending the due date of a note payable. This amount was charged to interest expense.

In August 2004, the Company committed to issue 100,000 shares of common stock to a consultant for services rendered through July 2005. These shares are to be issued in October 2005. The Company charged the $10,000 fair value of these shares to deferred compensation.

In August 2004, the Company issued 100,000 shares of common stock at a fair value of $14,000 to a consultant for services to be rendered through October 2004. The Company charged this amount to deferred compensation.

In August 2004, the Company issued 200,000 shares of common stock for conversion of a note payable in the amount of $30,000.

In August 2004, the Company issued 125,000 shares of common stock at a fair value of $20,000 to a consultant for services provided.

In September 2004, the Company issued 127,276 shares of common stock at a fair value of $16,910 to a consultant for services provided through September 2004.

Except as otherwise indicated above, all valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

NOTE  5 - SUBSEQUENT EVENTS

In October 2004, Company completed the private placement (the "Private Placement") of 19,600,000 shares of its common stock at a price of $0.125 per share for gross proceeds of $2,450,000. The Company also converted approximately $837,893 in notes payable and $157,218 in vendor payables at the same terms as the Private Placement into 6,703,151 and 1,257,746 shares of common stock, respectively. Pursuant to the terms of the Private Placement, the Company also issued five-year warrants to purchase approximately 13,900,449 shares of the Company's common stock at a price of $0.50.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue
-------

We are in the development stage and have no revenue.

Sales, general, and administrative expenses
-------------------------------------------

Sales, general, and administrative expenses ("SG&A") were $1,041,162 for the three months ended September 30, 2004, an increase of $743,565 or approximately 250% compared to SG&A of $297,587 during the three months ended September 30, 2003. For the three months ended September 30, 2004, this amount consisted primarily of non-cash compensation issued to consultants of $746,259, legal and accounting fees of $63,366, other consulting fees of $56,550, officer wages of $43,750, contract labor of $24,244, and research and development expenses of $22,709. The increase was due primarily to an increase in the value of non-cash compensation, which was $0 during the three months ended September 30, 2004.

The Company expects SG&A to increase during the coming twelve months as we continue to utilize non-cash compensation in order to conserve cash, we build out the Company's infrastructure, and continue to develop the Company's line of potential products.

Interest expense
----------------

Interest expense was $70,612 for the three months ended September 30, 2004, an decrease of $18,408 or approximately 21% compared to interest expense of $89,020 for the three months ended September 30, 2003. In the quarter ended September 30, 2004, interest expense consisted of stock issued for interest and loan extension charges of $36,000, interest accrued on notes payable of $22,930, and amortization of discount on notes payable of $11,682. Interest decreased from the comparable period of the prior year due to amortization of the beneficial conversion features of notes payable during the three months ended September 30, 2003.

The Company expects interest expense to decrease during the coming twelve months because most of the Company's outstanding debt was converted to equity in November 2004.

Net loss
--------

For the reasons above, the net loss for the three months ended September 30, 2004 was $1,111,764, an increase of $285,157 or 34.5% compared to a net loss of $826,607 for the three months ended September 30, 2003.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as we move our line of potential products through the testing and approval phases, and as we build out our corporate infrastructure.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue
-------

We are in the development stage and have no revenue.

Selling, General and Administrative Expenses
--------------------------------------------

SG&A expenses were $3,546,641 for the nine months ended September 30, 2004, an increase of $2,879,980 or approximately 432% compared to SG&A of $666,661 for the nine months ended September 30, 2003. For the 2004 period, this amount consists primarily of non-cash compensation of $2,600,818, legal and accounting fees of $249,077, officer wages of $131,350, consulting fees of $121,550, research and development costs of $84,519, and contract labor of $65,747. The increase was due primarily to an increase in the value of non-cash compensation, which was $0 during the nine months ended September 30, 2004.

The Company expects SG&A to increase during the coming twelve months as we continue to utilize non-cash compensation in order to conserve cash, we build out the Company's infrastructure, and continue to develop the Company's line of potential products.

Interest expense
----------------

Interest expense was $506,427 for the nine months ended September 30, 2004, an increase of $394,765 or approximately 354% compared to interest expense of $111,662 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense consists of amortization of the discount on notes payable of $412,815, and interest on notes payable of $57,612, and stock issued for interest and loan extension charges of $36,000.

The Company expects interest expense to decrease during the coming twelve months because most of the Company's outstanding debt was converted to equity in November 2004.

Net loss
--------

For the reasons above, the net loss for the nine months ended September 30, 2004 was $4,053,068, an increase of $2,834,745 or approximately 35% compared to a net loss of $1,218,323 for the nine months ended September 30, 2003.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as we move our line of potential products through the testing and approval phases, and as we build out our corporate infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had current assets of $2,300 consisting prepaid services of $2,300. Also at September 30, 2004, we had current liabilities of $1,949,349 consisting of a cash overdraft of $5,153, notes payable net of discount of $1,044,365 and accounts payable and accrued liabilities of $899,831. This results in negative working capital of ($1,947,049). During the nine months ended September 30, 2004, the Company used cash in operating activities of ($448,944). From the date of inception (October 30, 2002) to September 30, 2004, the Company has had a net loss of ($5,955,688) and has used cash of ($1,482,107) in operating activities.

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since Inception, the Company has financed its operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. In October 2004, the Company completed the private placement of its common stock for the gross amount of $2,465,000. It is expected that in order to implement its business plan, the Company will require additional capital. There can be absolutely no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

Number of Employees
-------------------

From our inception through the period ended September 30, 2004 , we have relied on the services of outside consultants for services and have one (1) employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

IMMUNEREGEN HAS AN ACCUMULATED DEFICIT, IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to September 30, 2004, and is currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If ImmuneRegen's revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, ImmuneRegen may experience reduced profitability.

IMMUNEREGEN'S INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT IMMUNEREGEN'S ABILITY TO CONTINUE AS A GOING CONCERN.

ImmuneRegen's independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $5,955,688 and $1,482,107, respectively, for the period of inception of October 30, 2002 to September 30, 2004, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect ImmuneRegen's ability to raise capital, its relationship with potential suppliers and customers, and have other unforeseen effects.

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

The combined company cannot be sure that it will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, ImmuneRegen's business will not be successful.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA's GMP requirements subject manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on ImmuneRegen. ImmuneRegen, or its contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on ImmuneRegen.

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

Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) During the three months ended September 30, 2004, we issued a total of 1,302,276 shares of our Common Stock to consultants and lenders for their marketing, investor relations and advisory services and as interest and loan extension fees. 145,000 of these shares are registered with Form S-8 of the Securities and Exchange Commission, and 1,157,276 of these shares are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.
         (d) None.

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

(b) Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2004.



                                    IR BioSciences Holdings, Inc.


                 By:                  /s/ Michael Wilhelm
                                    --------------------------------------------
                                          Michael Wilhelm
                                          President, Chief Executive Officer