Form 10KSB/A
period 2004-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-05-02
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the fiscal year ended December 31, 2004.

                                       OR

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER: 33-05384

                          IR BIOSCIENCES HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                                13-3301899
     -------------------------------              -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

  4021 N. 75th Street, Suite 201, Scottsdale, AZ           85251
  ----------------------------------------------         ----------
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

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of April 3, 2005: 70,074,188.

Documents Incorporated by reference:  None.

Transitional Small Business Disclosure Format  Yes X     No
                                                  -----    -----

                                EXPLANATORY NOTE

         IR BioSciences Holdings, Inc. (hereinafter, "we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A solely to include the information required by Part III of Form 10-KSB, which was omitted from our annual report on Form 10-KSB for the year ended December 31, 2004, as originally filed on April 19, 2005 (the "Form 10-KSB"). In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-KSB. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-KSB or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

                                    PART III

ITEM 9. DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors and executive officers are:

Name                     Age     Position
--------------------------------------------------------------------------------
Michael K. Wilhelm        38     President, Chief Executive Officer and Director
John N. Fermanis          51     Chief Financial Officer
Mark L. Witten, Ph.D.     51     Director and Research Scientist
Theodore E. Staahl, M.D.  59     Director

      MICHAEL K. WILHELM, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Wilhelm has served as our President and Chief Executive Officer and on our Board of Directors since July 2003 and as President and Chief Executive Officer of ImmuneRegen BioSciences, Inc. since December 2002 and on its Board of Directors since November 2002. Mr. Wilhelm has been actively involved in the financial industry since 1990. After leaving the brokerage industry, Mr. Wilhelm founded Foresight Capital Partners in July 1996, a company designed to identify early stage companies with above average growth potential and assist them in reaching the next stage of development. In working with these companies, Mr. Wilhelm took an active role, provided advisory services and facilitated financing for continued growth and development. Mr. Wilhelm was Managing Director of Foresight Capital Partners until December 2002.

      JOHN N. FERMANIS, CHIEF FINANCIAL OFFICER. Mr. Fermanis was appointed as our Chief Financial Officer, effective as of December 22, 2004. Mr. Fermanis is a co-founder of AMPS Wireless Data, Inc., a privately held Arizona corporation founded in 1998, where he served as Chief Financial Officer from May, 2001 to October, 2004. Mr. Fermanis had overall financial responsibility at AMPS and was instrumental in raising over $5 Million in venture capital. From 1997 to 2001, he held the position of Treasury Manager for a national restaurant chain headquartered in Scottsdale, Arizona where he was responsible for managing a $25 Million revolving line of credit and cash concentration and disbursement for a company with over $100 Million annual sales. Mr. Fermanis has over 18 years of financial management experience with both the American Express Corporation and Citigroup in New York City. Mr. Fermanis holds a Bachelor of Arts degree from the S.U.N.Y. at Stony Brook and attended Pace University's Graduate School of Management in New York City.

      MARK L. WITTEN, PH.D., DIRECTOR AND RESEARCH SCIENTIST. Dr. Witten has served as a research scientist for our company and on our Board of Directors since July 2003 and as a research scientist for ImmuneRegen BioSciences, Inc. since December 2002 and on its Board of Directors since November 2002. Dr. Witten has served as a Research Professor and Director of the Joan B. and Donald
R. Dr. Witten obtained his Ph.D. from Indiana University in 1983 with a double major in physiology and exercise physiology. He conducted a post-doctoral fellowship in Respiratory Sciences at the University of Arizona College of Medicine from 1983 to 1988. He then spent two years as an Assistant Biologist at Massachusetts General Hospital and Instructor in Medicine at Harvard Medical School. He returned to The University of Arizona College of Medicine in 1990. Dr. Witten has authored over 200 published manuscripts, book chapters and abstracts.

      THEODORE E. STAAHL, M.D., DIRECTOR. Dr. Staahl has served on our Board of Directors since April 2003. Dr. Staahl founded the Cosmetic, Plastic and Reconstructive Surgery Center in 1978. Dr. Staahl's professional training was received at the University of Illinois and the University of Wisconsin and is board certified by the American Board of Facial, Plastic and Reconstruction Surgeons, the Board of Cosmetic Surgeons and the American Board of Head and Neck Surgeons. Dr. Staahl has presented papers at national and international meetings on hair transplant, rhinoplasty and cleft lip deformities. Additionally, Dr. Staahl is currently participating in the FDA approval process of another biotechnology company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were satisfied by such persons.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert" as that term is defined in Item 401(e) of Regulation S-B.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

         - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         - Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

         -  Compliance with applicable governmental laws, rules and regulations;

         - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

         -  Accountability for adherence to the code.

            A copy of our code of ethics is filed as an exhibit to this Amendment No. 1.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning all compensation awarded to, earned by, or paid to (1) our Chief Executive Officer and President,
(2) our former Chief Executive Officer and President who served in such capacities until July 2003 when ImmuneRegen BioSciences, Inc. became a wholly-owned subsidiary of IR BioSciences, Inc. (the "Reorganization") and (3) each of the other executive officers whose annual salary and bonus during 2002, 2003 and 2004 exceeded $100,000 (the "Named Executive Officers").


                                                                                 ANNUAL COMPENSATION
                                                                          -------------------------------

                  NAME AND PRINCIPAL POSITION                  YEAR        SALARY ($)          BONUS ($)
-----------------------------------------------------------------------------------------------------------
                                                               2004         175,000           247,301(2)
     Michael K. Wilhelm                                        2003         125,000                 0
        Chief Executive Officer and President(1)...........    2002           5,208                 0

     Todd M. Ficeto                                            2004               0                 0
        Chief Executive Officer, Chief Financial Officer,      2003               0                 0
        President and Secretary(3).........................    2002               0                 0

----------

(1) Michael K. Wilhelm has served as Chief Executive Officer and President of IR BioSciences Holdings, Inc. since July 2003 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Wilhelm served as Chief Executive Officer and President of ImmuneRegen BioSciences, Inc. since December 2002. Mr. Wilhelm's compensation is reported in the table with respect to his positions at both IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. for the years ended December 31, 2003 and 2004.

(2) Reflects the value of 948,980 warrants granted to Michael K. Wilhelm as performance bonuses. In May 2004, the Company issued a warrant to Mr. Wilhelm to purchase 500,000 shares (post-split) of common stock at a price of $0.25 per share (post-split). The warrants were issued as performance bonuses. The Company valued these warrants using the Black-Scholes model, and charged the amount of $134,604 to operations during the twelve months ended December 31, 2004. In October 2004, the Company issued a warrant to Mr. Wilhelm to purchase 448,980 shares (post-split) at a price of $0.125 per share (post-split) as a performance bonus for achieving certain objectives. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

(3) Todd M. Ficeto served as Chief Financial Officer and Secretary of GPN Network, Inc. from July 2001 until the completion of the Reorganization in July 2003 and as Chief Executive Officer and President of GPN Network, Inc. from August 2001 until the completion of the Reorganization in July 2003.

COMPENSATION OF DIRECTORS

         STANDARD ARRANGEMENTS. Directors currently receive no cash compensation from IR BioSciences Holdings, Inc. for their services as members of the Board or for attendance at committee meetings. Members of the Board are reimbursed for some expenses in connection with attendance at Board and committee meetings.

         OTHER ARRANGEMENTS. We may from time to time issue warrants to executives and directors for fulfilling certain performance goals.

         On December 16, 2002 we entered into consulting agreements Mark Witten, our chief research scientist and director. The consulting agreement is on a month-to-month basis. Under the terms of this agreement, Dr. Witten agrees to place at the disposal of us his judgment and expertise in the area of acute lung injury. In consideration for these services, we agree to pay Dr. Witten a non-refundable fee of $5,000 per month.

EMPLOYMENT AGREEMENTS

         On December 16, 2002, we entered into an employment agreement with our President and CEO, Michael Wilhelm, for a period of three years terminating on December 16, 2005. The employment agreement calls for a salary at the rate of $125,000 per annum for the first year, $175,000 for the second year, and $250,000 for the third year. This agreement also provides for the following various bonus incentives:

         i) A quarterly discretionary bonus based upon our performance in the previous quarter. This discretionary bonus will be in the form of stock options.

         ii) A quarterly five-year warrant to purchase up to 4,490 shares of our common stock at 75% of the fair market value of the stock on the date the warrant is granted.

         iii) At such time as Mr. Wilhelm introduces a financial partner to our company through which we raise at least $1,500,000 in equity or debt financing, he shall be granted a five-year warrant to purchase 224,490 shares (post reverse-split) of our common stock.

         On February 15, 2005, we entered into an employment agreement with John
N. Fermanis, our Chief Financial Officer. The employment agreement expires on December 31, 2007, unless terminated earlier pursuant to the terms of the agreement. Under the terms of the employment agreement, Mr. Fermanis is entitled to a base salary of $60,000 until the company completed a funding of $500,000 or more which occurred on March 4, 2005, at which time the base salary was increased to $85,000 until December 31, 2005. Thereafter, the second year salary will be $98,000 per annum and the third year will be $112,000 per annum. ...Severance provisions include two months salary for Termination For Cause and six months salary for Constructive Termination. This agreement also provides for the following various bonus incentives:

         i) A quarterly discretionary bonus based upon our performance in the previous quarter. This discretionary bonus will be in the form of stock options.

         ii) A quarterly five-year warrant to purchase up to 12,500 shares of our common stock at 75% of the fair market value of the stock on the date the warrant is granted.

A copy of Mr. Fermanis's employment agreement is filed as an exhibit to this Amendment No. 1.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         We did not grant stock options to any of the Named Executive Officers during the year ended December 31, 2004.

AGGREGATE OPTION EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION VALUES

         None of the Named Executive Officers exercised any stock options during 2004. As of December 31, 2004 none of the Named Executive Officers held stock options.

STOCK OPTIONS

         We did not issue options to any of our employees during the years ended December 31, 2003 and 2004.

2003 STOCK OPTION, DEFERRED STOCK AND RESTRICTED STOCK PLAN

         We adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options, as defined by Section 422(b) of the Internal Revenue Code, nonstatutory stock options (collectively, the "Stock Options") and awards of restricted stock and deferred stock and to sell shares of common stock of the Company ("Common Stock") pursuant to the exercise of such stock options for up to an aggregate of 3,600,000 shares . The options will have a term not to exceed ten years from the date of the grant. There have been no options granted under this Plan.

         Through December 31, 2003, we had granted, prior to the merger with ImmuneRegen BioSciences, Inc., options to purchase 63,212 shares of our common stock at a weighted average exercise price of $25.00 per share to certain employees and consultants that are exercisable over various periods through March 2010. These stock options were granted outside of our 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information regarding the beneficial ownership of our common stock as of April 3, 2005 by: (i) all those known by IR BioSciences Holdings, Inc. to be beneficial owners of more than five percent of its common stock, (ii) each director and executive officer of IR BioSciences Holdings, Inc., and (iii) all executive officers and directors of IR BioSciences Holdings, Inc. as a group. Unless indicated below, the address for each listed stockholder is c/o IR BioSciences Holdings, Inc., 4021 North 75th Street, Suite 201, Scottsdale, Arizona 85251.

Name                               Beneficial Ownership (1)   % of Shares (2)
--------------------------------------------------------------------------------
Michael K. Wilhelm                         7,564,758(3)            10.5
John N. Fermanis                             100,000                  *
Mark L. Witten                            10,793,138(4)            15.2
Theodore Staahl                            3,481,301(5)             5.0
David T. Harris                            5,106,138                7.3
All executive officers and
  directors as a group (4 persons)        21,829,197               30.1
                                          ==========               ====

* Less than one percent.

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as beneficial owner of those securities. Common shares subject to options and warrants currently exercisable or exercisable within 60 days of April 3, 2005 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

2. Percentages are based on 70,074,188 shares of common stock outstanding as of April 3, 2005.

3.    Includes: Common stock ownership of 2,050,428
                   1,634,330 common stock purchase warrants

                   3,880,000 common stock purchase warrants issued to Foresight Capital Partners, a company controlled by Michael Wilhelm

4.    Includes warrants to purchase 892,000 shares of common stock.

5.    Includes warrants to purchase 229,837 shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance. All share information included in this table has been adjusted to reflect a 2-for-1 forward stock split of our common stock that was effected in April 2004.

                                                                                  Number of securities
                                                                                 remaining available for
                           Number of Securities to be     Weighted- average    future issuance under equity
                            issued upon exercise of      exercise price of         compensation plans
                             outstanding options,      outstanding options,       (excluding securities
      Plan Category           warrants and rights       warrants and rights      reflected in column (a)
                                      (a)                       (b)                        (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders........             0(1)                       N/A                    295,996(3)

Equity compensation
plans not approved by
security holders........          17,729,422(2)                 $0.56                       --

Total...................          17,729,422                                           295,996
                                  ==========                                           =======

(1) Represents stock options outstanding under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

(2) Represents 17,666,210 stock purchase warrants at a weighted average price of $0.49 and 63,212, options at a weighted average exercise price of $20.00.

(3) Represents 295,996 shares are available for future issuance under our 2003 Stock Option, Deferred Stock and Restricted Stock as of the date hereof.

WARRANTS

         The following table summarizes the changes in warrants outstanding issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                                            Weighted Average
                                        Number of Shares    Price Per Share
                                          (post-split)        (post-split)
                                        ------------------------------------
Outstanding at January 1, 2003                 26,938            $0.84
Granted                                       805,572             0.89
Exercised                                          --               --
Canceled or expired                                --               --
                                           ----------            -----
Outstanding at December 31, 2003              832,510             0.89
Granted                                    16,833,699             0.47
Exercised                                          --               --
Canceled or expired                                --               --
Outstanding at December 31, 2004           17,666,210            $0.49
                                           ==========            =====

         A description of our warrant arrangements and issuances is included in our financial statements for the year ended December 31, 2004 under "Note H - Stock Options and Warrants," These financial statements were included in our annual report on Form 10-KSB for the year ended December 31, 2004, as originally filed on April 19, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFICE LEASE

         During the period from December 1, 2002 through August 31, 2004, the Company leased office space from an entity controlled by the Company's Chief Executive Officer under a sub-let agreement . The rental cost of $2,734 per month was passed through to the Company at the same rental rate charged by the facility's primary landlord.

INONE CONTRACT

         We have entered into a series of contracts with InOne Advertising & Design, Inc. ("InOne"). At the time of the initiation of the contracts, InOne employed the spouse of Michael Wilhelm, the Company's CEO. These contracts include (i) a three-year agreement dated January 13, 2003 whereby InOne will design and create certain corporate identity and marketing materials in exchange for 72,000 shares (post split) of our common stock and $15,000. This Agreement also provides that InOne will bill us on an hourly basis for additional services, as well as a $100,000 termination fee if the agreement is terminated as a result of a merger or acquisition of the Company; (ii) an Agreement dated March 14, 2003 whereby InOne will design, create, maintain, and host our website for one year in exchange for 140,000 shares (post split) of our common stock and $4,200; (iii) an Agreement dated December 30, 2003 whereby InOne will name and design a logo for our new product for SARS application in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of tour common stock at a price of $0.125; (iv) an Agreement dated December 31, 2003 whereby InOne will name and design a logo for our new product for ARDS application in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of our common stock at a price of $0.125.

         At December 31, 2004, InOne no longer employs or has any business relationship with the spouse of Mr. Wilhelm.

         The amounts due InOne at December 31, 2004 and 2003 are $2,700 and $19,565, respectively.

RELATED PARTY LOANS

         In October 2003, we were loaned $30,000 by the father of one of our founders. Pursuant to the terms of this transaction, we provided this lender with a warrant to purchase 15,000 shares of our common stock at a price of $2.00 per share. The original duration of the loan was 180 days and was extended to one year. The interest rate was 8% per annum. This loan was repaid in October 2004.

         In October 2003, we were loaned $40,000 by a company controlled by Michael Wilhelm, our President and CEO. Pursuant to the terms of this transaction, we provided this lender with a warrant to purchase 20,000 shares of our common stock at a price of $2.00 per share. The loan was payable upon funding of $150,000 in debt or equity and bore interest at 8% per annum. This loan was repaid in October 2004.

         In December 2003, we were loaned $20,000 by the mother-in-law of Michael Wilhelm, our President and CEO. Pursuant to the terms of this transaction, we provided this lender with a warrant to purchase 10,000 shares of our common stock at a price of $2.00 per share. The original duration of the loan was 180 days and was extended to one year. The interest rate was 8% per annum. This loan was repaid in October 2004.

         As of August 15, 2004, we had accrued payables due to our President and CEO, Michael Wilhelm, of $109,374. In connection with our completed private offering in October 2004, $89,500 of such amount was converted into 716,000 shares of common stock and warrants to purchase 358,000 shares of common stock.

IMMUNEREGEN BIOSCIENCES ASIA PTE. LTD.

         ImmuneRegen BioSciences Asia PTE. LTD., a Singaporean company, is an affiliate of IR BioSciences Holdings, Inc. Approximately 99% of the company is owned equally between our Chief Executive Officer and Chairman, Michael K. Wilhelm, and our Chief Research Scientist and Director, Mark Witten. IR BioSciences Holdings, Inc. holds less than 1% ownership in the company. In 2004, we incurred expenses totaling approximately $45,000, $43,307 on a Singapore-based consultant and $1,700 on legal and accounting related to the formation of the company.

LICENSE AGREEMENT

         In December 2002, we entered into a royalty-free license agreement with David Harris and Mark Witten, who are our two founders and largest shareholders. Under the terms of the license agreement, Messrs. Harris and Witten granted to us an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by them. Our obligations under this agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the
U. S. Food and Drug Administration to us the right to market a product, we will maintain a broad form general liability and product liability insurance.

CONSULTING AGREEMENTS

         On December 16, 2002 we entered into consulting agreements with David Harris and Mark Witten, who were our two founders and research scientists. The consulting agreements are on a month-to-month basis. Under the terms of these agreements, Messrs. Harris and Witten agreed to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of them a non-refundable fee of $5,000 per month.

         Pursuant to consulting agreements entered into with David Harris and Mark Witten, who are our two founders and chief research scientists, during the period from October 30, 2002 (inception) to December 31, 2002, we accrued $5,000 in consulting fees. During the period from January 1, 2003 to December 31, 2003, we accrued an additional $120,000 in consulting fees. We had accrued payables collectively due to Drs. Harris and Witten of $125,000 and $5,000 as of December 31, 2003 and 2002, respectively. In connection with our recently completed private offering in October 2004, $90,500 of such amount owed to Dr. Witten converted into 724,000 shares of our common stock and warrants to purchase 362,000 shares of common stock. In October 2004, because Dr. Harris had not taken an active role in the management of the Company, he agreed that he would forgive the amount accrued to him under the Consulting agreement of $107,500. The Company accounted for the transaction as a forgiveness of indebtedness under FAS No. 140 during the period ended December 31, 2004.

ITEM 13. EXHIBITS

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

3.1 Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1985 (incorporated by reference to exhibit of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------
3.1(a) Certificate of Amendment filed with the Delaware Secretary of State on July 16, 1987 (incorporated by reference to exhibit 3.1(a) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(b) Certificate of Amendment filed with the Delaware Secretary of State on February 3, 1992 (incorporated by reference to exhibit 3.1(b) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(c) Certificate of Amendment filed with the Delaware Secretary of State on November 23, 1992 (incorporated by reference to exhibit 3.1(C) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(d) Certificate of Amendment filed with the Delaware Secretary of State on December 15, 1994 (incorporated by reference to exhibit 3.1(d) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(e) Certificate of Amendment filed with the Delaware Secretary of State on November 7, 1995 (incorporated by reference to exhibit 3.1(e) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(f) Certificate of Amendment filed with the Delaware Secretary of State on December 30, 1996 (incorporated by reference to exhibit 3.1(f) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(g) Certificate of Amendment filed with the Delaware Secretary of State on November 8, 2000 (incorporated by reference to exhibit 3.1(h) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.2 Amended and Restated Bylaws of the Registrant dated as of January 1, 2002 (incorporated by reference to exhibit 3(b) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002).

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

NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------
4.5 Form of Anti-Dilution Rights (Annex B to Subscription Agreement) by and between the Registrant and each of the Investors who entered into the Agreements filed as Exhibits 10.6 and 10.8 herewith (incorporated by reference to exhibit 4.3 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2004).

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

10.3(a) First Amendment to Consulting Agreement dated January 2003 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and Mark Witten (incorporated by reference to exhibit 10.3(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24,
         2004).

10.4 License Agreement dated December 16, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2 File No. 333-120784) filed with the Securities and Exchange Commission on November 24,
         2004).

10.4(a) First Amendment to License Agreement dated December 20, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

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

NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------
10.7 Form of Settlement Agreement entered into as of October 13, 2004 between the Registrant and each of the Creditors set forth on the Schedule of Creditors thereto (incorporated by reference to exhibit
         10.2 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2004).

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

10.10 Employment Agreement dated February 15, 2005 between the Registrant and John N. Fermanis.

14.1     Code of Ethics.

21.1     Subsidiaries  of the Registrant  (incorporated  by reference to exhibit
         21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

23.1*    Consent of Russell Bedford Stefanou Mirchandani LLP.

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

32.1* Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2* Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

* Previously filed with the annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees,
(iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                           December 31, 2004    December 31, 2003
                           --------------------------------------
(i)   Audit Fees                 $75,341              $49,676
(ii)  Audit Related Fees              --                   --
(iii) Tax Fees                        --                   --
(iv)  All Other Fees                  --                   --
                           ------------------         -------
      Total fees                 $75,341              $49,676
                           ==================         =======


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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         We currently do not have a designated Audit Committee, and accordingly, the our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2005.

                                IR BIOSCIENCES HOLDINGS, INC.

                                BY:   /S/ MICHAEL K. WILHELM
                                   ---------------------------------------------
                                      MICHAEL K. WILHELM
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  EXHIBIT INDEX

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

3.1 Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1985 (incorporated by reference to exhibit of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(a) Certificate of Amendment filed with the Delaware Secretary of State on July 16, 1987 (incorporated by reference to exhibit 3.1(a) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(b) Certificate of Amendment filed with the Delaware Secretary of State on February 3, 1992 (incorporated by reference to exhibit 3.1(b) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(c) Certificate of Amendment filed with the Delaware Secretary of State on November 23, 1992 (incorporated by reference to exhibit 3.1(C) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(d) Certificate of Amendment filed with the Delaware Secretary of State on December 15, 1994 (incorporated by reference to exhibit 3.1(d) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(e) Certificate of Amendment filed with the Delaware Secretary of State on November 7, 1995 (incorporated by reference to exhibit 3.1(e) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(f) Certificate of Amendment filed with the Delaware Secretary of State on December 30, 1996 (incorporated by reference to exhibit 3.1(f) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.1(g) Certificate of Amendment filed with the Delaware Secretary of State on November 8, 2000 (incorporated by reference to exhibit 3.1(h) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16,
         2002).

3.2 Amended and Restated Bylaws of the Registrant dated as of January 1, 2002 (incorporated by reference to exhibit 3(b) of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002).

4.1 Specimen Stock Certificate (incorporated by reference to exhibit 4.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------
4.2 2003 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1 of the Registrant's registration statement on Form S-8 (File No. 333-113511) filed with the Securities and Exchange Commission on March 11, 2004).

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

10.3(a) First Amendment to Consulting Agreement dated January 2003 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and Mark Witten (incorporated by reference to exhibit 10.3(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24,
         2004).

10.4 License Agreement dated December 16, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2 File No. 333-120784) filed with the Securities and Exchange Commission on November 24,
         2004).

10.4(a) First Amendment to License Agreement dated December 20, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------
10.4(b) Second Amendment to License Agreement dated June 26, 2003 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(b) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

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



10.10 Employment Agreement dated February 15, 2005 between the Registrant and John N. Fermanis.

14.1     Code of Ethics.



21.1     Subsidiaries  of the Registrant  (incorporated  by reference to exhibit
         21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

23.1*    Consent of Russell Bedford Stefanou Mirchandani LLP.

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

32.1* Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2* Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

* Previously filed with the annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 19, 2005.