Form 10QSB
period 2005-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-05-23
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

            4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251
                (Address of principal executive offices) Zip Code

       Registrant's telephone number, including area code: (480) 922-3926

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

The number of shares outstanding of Registrant's common stock as of May 23, 2005 was 69,024,166.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                Page Number

     Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheet as of
                March 31, 2005 (unaudited) ................................F-1

                Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004, and for the period of inception (October 30, 2002) to March 31, 2005 ..F-2

                Condensed  Consolidated  Statement of Stockholders'
                Equity From date of inception (October 30, 2002) to
                March 31, 2005 ............................................F-3

                Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004, and for the period of inception (October 30, 2002) to March 31, 2005 ..F-7

                Notes to Condensed Consolidated Financial Statements ......F-9

     Item 2.    Management's  Discussion and Analysis of Financial
                Condition or Plan of Operation ..............................3

     Item 3.    Controls and Procedures ....................................20

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings ..........................................21

     Item 2.    Changes in Securities and Use of Proceeds ..................21

     Item 3.    Defaults Upon Senior Securities ............................21

     Item 4.    Submission of Matters to a Vote of Securities Holders ......21

     Item 5.    Other Information...........................................21

     Item 6.    Exhibits....................................................21

                Signatures..................................................22

ITEM 1. FINANCIAL INFORMATION

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Balance Sheet as of March 31, 2005
                                   (Unaudited)

                                                                      March 31,
                                                                        2005
                                                                    -----------
Assets
Current assets
   Cash and cash equivalents                                        $ 1,600,000
   Prepaid services and other current assets                              7,085
                                                                    -----------

      Total current assets                                            1,607,085

   Licensed proprietary rights, net                                       7,088
   Furniture and equipment, net                                           6,330
                                                                    -----------

Total assets                                                        $ 1,620,503
                                                                    ===========
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                             341,210
   Current portion of notes payable, net of discount                     66,970
                                                                    -----------
      Total current liabilities                                         408,180

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, 0.001 par value;
      10,000,000 shares authorized, no shares
      issued and outstanding                                                 --
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 69,024,166 shares issued and outstanding               69,024
   Additional paid-in capital                                         9,244,248
      Deferred compensation                                             (53,425)
   Deficit Accumulated during the Development Stage                  (8,047,524)
                                                                    -----------
      Total stockholder's equity                                      1,212,323

                                                                    -----------
Total liabilities and stockholders' equity                          $ 1,620,503
                                                                    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Operations
               For the three months ended March 31, 2005 and 2004,
                         And for the period of inception
                      (October 30, 2002) to March 31, 2005
                                   (Unaudited)

                                                                         Cumulative
                                                                        from Inception
                                        For the Three   For the Three   (October 30,
                                        Months Ended    Months Ended      2002) to
                                        March 31,2005   March 31,2004   March 31, 2005
                                        -------------   -------------   -------------
Operating expenses:

   Selling, general and
      administrative expenses            $    838,520    $    931,074    $  6,428,404
   Merger fees and costs                            0               0         350,000
   Financing cost                                   0               0          90,000

                                         ------------    ------------    ------------
      Total operating expenses                838,520         931,074
                                                                            6,868,404
Operating loss                               (838,520)       (931,074)     (6,868,404)

Other expense:
   Interest expense                               977         304,078       1,179,120

                                         ------------    ------------    ------------
      Total other expense                         977         304,078       1,179,120

  Loss before income taxes                   (839,497)     (1,235,152)     (8,047,524)

   Provision for income taxes                      --              --              --
                                         ------------    ------------    ------------
Net loss                                 $   (839,497)   $ (1,235,152)   $ (8,047,524)
                                         ============    ============    ============

Net loss per share - basic and diluted   $      (0.01)   $      (0.05)   $      (0.27)
                                         ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                       62,863,440      24,845,493      29,486,331
                                         ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
       For the period from inception (October 30, 2002) to March 31, 2005
                                   (unaudited)

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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
       For the period from inception (October 30, 2002) to March 31, 2005
                             (unaudited)(continued)


                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
 Shares granted at $1.00 per share pursuant to
   the Senior Note Agreement in January 2004          600,000          600      599,400      (600,000)          --           --

 Shares issued at $1.00 per share to a
   consultant for services rendered in
   January 2004                                       800,000          800      799,200      (800,000)          --           --

Shares issued to a consultant at $0.62
   per share for services rendered in
   February 2004                                       40,000           40       24,760       (24,800)          --           --

 Shars issued to a consultant at $0.40 per
   share for services rendered in March 2004        1,051,600        1,051      419,589      (420,640)          --           --

 Shares issued to a consultant at $0.50 per
   share  for services rendered in March 2004         500,000          500      249,500      (250,000)          --           --

Shares sold for cash at $0.15 per share
   in March, 2004                                       8,000            8        1,192            --           --        1,200

 Shares issued at $0.50 per share to
   consultants for services rendered in
   March 2004                                          20,000           20        9,980            --           --       10,000

Shares issued to a consultant at  $0.40 per
   share  for services rendered in March 2004           2,000            2          798            --           --          800

Shares issued to consultants at $0.32 per
   share for services rendered in March 2004           91,600           92       29,220            --           --       29,312

Shares to be issued to consultant at $0.41 per
   share in April 2004 for services to be
   rendered through March 2005                             --           --           --       (82,000)          --      (82,000)

Shares granted pursuant to the New Senior Note
   Agreement in April 2004                            600,000          600      149,400      (150,000)          --           --

Shares issued to officer at $0.32 per share for
   services rendered in April 2004                    200,000          200       63,800            --           --       64,000

Conversion of note payable to common stock at
   $0.10 per share in May 2004                        350,000          350       34,650            --           --       35,000

Beneficial Conversion Feature associated with
   note payable in May 2004                                --           --       35,000            --           --       35,000

Issuance of warrants to officers and founder
   for services rendered in May 2004                       --           --      269,208            --           --      269,208

Shares to a consultant at $0.20 per share as a
   due dilligence fee in May 2004                     125,000          125       24,875            --           --       25,000

Shares issued to a consultant at $1.00 per
   share for services to be rendered over
   twelve months beginning May 2004                   500,000          500      499,500      (500,000)          --           --

Benefial Conversion Feature associated with
   notes payable issued in June 2004                       --           --        3,000            --           --        3,000

Issuance of warrants to note holders in April,
   May, and June 2004                                      --           --       17,915            --           --       17,915

Issuance of warrants to employees and
   consultants for services rendered in
   April through June 2004                                 --           --        8,318            --           --        8,318

Shares issued in July  to a consultant at
   $0.10 for services to be rendered through
   July 2005                                          250,000          250       24,750       (25,000)          --           --



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
       For the period from inception (October 30, 2002) to March 31, 2005
                             (unaudited)(continued)


                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Shares issued to a consultant in July and
   September at $0.41 per share for services
   to be rendered through April 2005                  200,000          200       81,800            --           --       82,000

Shares issued to a consultant in September at
   $0.12 to $0.22 for services rendered
   through September 2004                             127,276          127       16,782            --           --       16,909

Shares issued in July to September 2004 as
   interest on note payable                           300,000          300       35,700            --           --       36,000

Issuance of warrants with notes payable in
   July and August 2004                                    --           --       72,252            --           --       72,252

Accrued deferred compensation in August 2004
   to a consultant for 100,000 shares at $0.10
   per share, committed but unissued                       --           --           --       (10,000)          --      (10,000)

Shares issued in August 2004 at $0.14 to a
   consultant for services to be performed
   through October 2004                               100,000          100       13,900       (14,000)          --           --

Shares issued in August 2004 at $0.125 per
   share for conversion of $30,000 demand loan        240,000          240       29,760            --           --       30,000

Shares issued in August 2004 at $0.16 per
   share to a consultant for services provided        125,000          125       19,875            --           --       20,000

Shares issued to employees at $0.16 to
   $0.25 per share                                     48,804           49        8,335            --           --        8,384

Commitment to issue 100,000 shares of stock to
   a consultant at $0.23 per share for services
   to be provided through September 2005                   --           --           --       (23,000)          --      (23,000)

Sale of stock for cash in Ocober at $0.125 per
   share, net of costs of $298,155                 18,160,000       18,160    1,345,763            --           --    1,363,923

Value of warrants issued with sale of common
   stock in October, net of costs                          --           --      607,922            --           --      607,922

Issuance of warrant to officer in October                  --           --      112,697            --           --      112,697

Issuance of stock to investment bankers in
   October 2004 for commissions earned              4,900,000        4,900       (4,900)           --           --           --

Conversion of accounts payable to stock in
   October at $0.125 per share                      1,257,746        1,258      107,382            --           --      108,640

Value of warrants issued with accounts
   payable conversions                                     --           --       48,579            --           --       48,579

Conversion of demand loan to stock in October
   at $0.11 per share                                  93,300           93       10,170            --           --       10,263

Forgiveness of notes payable in October 2004               --           --       36,785            --           --       36,785

Issuance of stock to officer and director at
   $0.125 per share in October for conversion
   of liability                                     1,440,000        1,440      122,493            --           --      123,933

Value of warrants issued with officer and
   director conversion of liabilities                      --           --       56,067            --           --       56,047

Conversion of debt and accrued interest to
   common stock at $0.075 to $0.125 per share       6,703,151        6,703      417,514            --           --      424,217

Value of warrants issued with conversion
   of debt                                                 --           --      191,111            --           --      191,111

Conversion of note payable in October into
   common stock at $0.075 per share                    67,613           68        4,932            --           --        5,000


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
       For the period from inception (October 30, 2002) to March 31, 2005
                             (unaudited)(continued)


                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Issuance of warrants to note holders in
   October 2004                                            --           --      112,562            --           --      112,562

Value of shares issued to CFO as compensation         100,000          100       34,900            --           --       35,000

Value of warrants issued to members of
   advisory committees in in November
   and December                                            --           --       16,348            --           --       16,348

Beneficial conversion feature associated with
   notes  payable                                          --           --      124,709            --           --      124,709

Shares issued in error to be cancelled                 (9,002)          (9)           9            --           --           --

Amortization of deferred compensation through
   December 31, 2004                                       --           --           --     2,729,454           --    2,729,454

Loss for the twelve months ended
   December 31, 2004                                       --           --           --            --   (5,305,407)  (5,305,407)
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2004                       62,423,388       62,423    7,922,943      (169,986)  (7,208,027)     607,353

Sale of shares of common stock for
   cash at $0.20 per share in March
   2005 for warrant exercise, net
   of costs                                         6,600,778        6,601    1,184,256                               1,190,857

Value of warrants issued to members
   of advisory committees                                                       137,049                                 137,049

Accrued Deferred compensation
In February, 2005 to a consultant
For 50,000 shares at $0.65 per
share. Committed but unissued.                                                                (32,500)                  (32,500)

Amortization of deferred
   compensation for three months
   ended March 31, 2005                                                                       149,061                   149,061

Loss for the three months ended
   March 31, 2005                                                                                         (839,497)    (839,497)
                                                  -----------  -----------  -----------  ------------  -----------  -----------
                                                   69,024,166  $    69,024  $ 9,244,248  $    (53,425) $(8,047,524)  $1,212,323
                                                  ===========  ===========  ===========  ============  ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                  For the three months ended March 31, 2005 and
            2004, And for the period of inception (October 30, 2002)
                                to March 31, 2005
                                   (Unaudited)

                                                                                         Cumulative
                                                         For the Three  For the Three  from Inception
                                                          Months Ended   Months Ended   (October 30,
                                                            March 31,     March 31,       2002) to
                                                              2005           2004      March 31, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (839,497)   $(1,235,152)   $(8,047,524)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
  Non-cash compensation                                       299,943        688,027      3,699,943
  Interest expense                                                977            953        153,377
  Amortization of discount on notes payable                         0        287,241      1,006,935
  Depreciation and amortization                                   402         11,651         26,419
  Changes in operating assets and liabilities:                                                   --
      Prepaid services and other assets                          (372)        23,543         (7,084)
      Accounts payable and accrued expenses                   (12,424)        89,558        542,618
                                                          -----------    -----------    -----------

  NET CASH USED IN OPERATING ACTIVITIES                      (550,971)      (134,179)    (2,625,316)

Cash flows from investing activities:
  Acquisition of property and equipment                             0              0         (8,087)
                                                          -----------    -----------    -----------

  NET CASH USED IN INVESTING ACTIVITIES                             0              0         (8,087)

Cash flows from financing activities:
  Proceeds from notes payable                                      --        150,000      1,233,500
  Principal payments on notes payable and demand loans        (10,000)       (15,000)      (260,000)
  Shares of stock sold for cash                             1,190,857          1,200      3,259,903
  Officer repayment of amounts paid on his behalf                                            19,880
  Cash paid on behalf of officer                                                            (19,880)
  Cash paid on amount due to officer                                                             --
                                                          -----------    -----------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,180,857        136,200      4,233,403

Net increase in cash and cash equivalents                     629,886          2,021      1,600,000

Cash and cash equivalents at beginning of period              970,114         10,534             --
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $ 1,600,000    $    12,555    $ 1,600,000
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

                         Interest:                        $        --    $       953    $    41,847
                                                          ===========    ===========    ===========

                            Taxes:                        $        --    $        --    $        --
                                                          ===========    ===========    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                  For the three months ended March 31, 2005 and
            2004, And for the period of inception (October 30, 2002)
                                to March 31, 2005
                                   (Unaudited)


                                                                                         Cumulative
                                                         For the Three  For the Three  from Inception
                                                          Months Ended   Months Ended   (October 30,
                                                            March 31,     March 31,       2002) to
                                                              2005           2004      March 31, 2005
                                                          -----------    -----------    -----------

Non-cash investing and financing activities:

Acquisition and capital restructure:                      $        --    $        --    $        --
Assets acquired                                                    --             --             --
Liabilities assumed                                                --             --       (120,799)
Common stock retained                                              --             --         (2.369)
Adjustment to additional paid-in capital                           --             --        123,168
Organization costs                                                 --             --        350,000
                                                          -----------    -----------    -----------
Total consideration paid                                  $        --    $        --    $   350,000
                                                          ===========    ===========    ===========

Common stock issued in exchange for proprietary rights    $        --    $        --    $     9,250
                                                          ===========    ===========    ===========

Common stock issued in exchange for services              $        --    $ 2,878,006    $ 2,915,286
                                                          ===========    ===========    ===========

Common stock issued in exchange for previously incurred
   debt and accrued interest                              $        --    $   695,591    $   995,591
                                                          ===========    ===========    ===========

Common stock issued in exchange as interest               $        --    $    36,000    $    36,000
                                                          ===========    ===========    ===========

Amortization of beneficial conversion feature             $        --    $   162,709    $   223,269
                                                          ===========    ===========    ===========

Stock options and warrants issued in exchange for services
   rendered                                               $   137,049    $   406,571    $   629,481
                                                          ===========    ===========    ===========

Debt and accrued interst forgiveness from note holders    $        --    $    36,785    $    36,875
                                                          ===========    ===========    ===========

Common stock issued in satisfaction of accounts payable   $        --    $   157,219    $   157,219
                                                          ===========    ===========    ===========

Common stock issued in satisfaction of amounts due
   to an Officer and a Director                           $        --    $   180,000    $   180,000
                                                          ===========    ===========    ===========

Deferred compensation to a consultant accrued in
   March 2005                                             $    32,500    $        --    $    32,500
                                                          ===========    ===========    ===========


                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the years ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Business and Basis of Presentation
----------------------------------

IR BioSciences Holdings, Inc. ("Company") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of health enhancing and potential life saving products. Our product development is focused around Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Our focus is on the research and development of products that we believe will treat the suppression of the body's immune system caused by exposure to various forms of radiation, toxic inhalants and viral infectious diseases. Currently, the majority of our efforts are in the research and development of Radilex(TM), a compound derived from Homspera, as a countermeasure to the effects of radiological and nuclear threats. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses.

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiary,   ImmuneRegen   BioSciences,   Inc.  Significant
intercompany transactions have been eliminated in consolidation.

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

Interim Financial Statements
----------------------------

The accompanying balance sheet as of March 31, 2005, the statements of operations for the three months ended March 31, 2005 and 2004, and for the period of inception (October 30, 2002) to March 31, 2005, and the statements of cash flows for three months ended March 31, 2005 and 2004, and from the period of inception (October 30, 2002) to March 31, 2005 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid Services and Other Current Assets
-----------------------------------------

Prepaid services and other current assets consist of (i) outside services that the Company has paid for in advance in the amount of $2,525; (ii) salary advance to an employee of $2,300; and (iii) deposits of $2,260.

Licensed Proprietary Rights
---------------------------

The Company has licensed from its founders certain proprietary rights which the Company intends to utilize in the execution of its business plan. These proprietary rights are being amortized over the term of the license agreement, or ten years. The amount amortized during the three months ended March 31, 2005 and 2004 was $232 during each period.

Furniture and Equipment
-----------------------

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

         Computer equipment         3 years
         Furniture                  7 years

The amounts depreciated for the three months ended March 31, 2005 and 2004 were $170 and 169, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2005 was $1,758.

NOTE 2 - RELATED PARTY TRANSACTIONS

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

Consulting Agreements
---------------------

On December 16, 2002, the Company entered into consulting agreements (the "Consulting Agreements") with its two founders and chief research scientists (the "Consultants"). The Consulting Agreements were on a month-to-month basis. Under the terms of the Consulting Agreements, the Consultants agreed to place at the disposal of the Company their judgment and expertise in the area of acute lung injury. In consideration for these services, the Company agreed to pay each consultant a non-refundable fee of $5,000 per month, which shall accrue until such time as the Company raises at least $2,000,000 in equity or debt financing at which time such accrued amount will become due and payable. Pursuant to the Consulting Agreements, during the period from January 1, 2003 to December 31, 2003, the Company accrued $120,000 in consulting fees. During the period from January 1, 2004 to December 31, 2004, the Company accrued an additional $90,000 in consulting fees. The amounts due the Consultants at December 31, 2003 was $125,000 and was included in accounts payable and accrued expenses.

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

During the three months ended March 31, 2005 and 2004, the Company accrued $19,000 and $30,000, respectively, in consulting fees payable to the Company's founders.

Employment Agreements
---------------------

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

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company.

NOTE 3 - DEBT

During the three months ended March 31, 2005, the Company repaid a note payable in the amount of $10,000. At March 31, 2005, the Company had outstanding two unsecured notes payable to Company shareholders in the aggregate amount of $66,970. Interest accrues at 6% per annum. Accrued interest at March 31, 2005 is $9,923. These notes were in default at March 31, 2005.

NOTE 4 - EQUITY

Common Stock
------------

On January 24, 2005, the Company made a tender offer to certain of the Company's shareholders whereby the exercise price of certain warrants issued in October 2004 (the "Warrants") would be reduced from $0.50 to $0.20 per share. In March 2005, 6,600,778 shares of common stock were sold pursuant to this offer for aggregate proceeds of $1,320,156 less costs of $129,300.

Warrants
--------

In January through March 2005, the Company issued warrants to purchase 268,033 shares at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $137,049 to operations during the three months ended March 31, 2005.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

        Warrants Outstanding              Warrants Exercisable
---------------------------------  --------------------------------
                                   Weighted Average       Weighed                       Weighted Average
                                      Remaining           Average                          Remaining
      Exercise          Number     Contractual Life       Exercise        Number         Contractual Life
        Prices       Outstanding       (Years)             Price        Exercisable          (Years)
---------------------------------------------------------------------------------------------------------
     $0.05-0.10         480,698         4.35             $0.05-0.10       480,698            4.35
     0.125-0.70         782,411         4.21             0.125-0.70       782,411            4.21
      0.25-0.56       9,147,932         4.31              0.25-0.56     9,147,932            4.31
           1.00         754,844         2.73                   1.00       754,844            2.73
           2.00         167,580         4.27                   2.00       167,580            4.27
                     ----------        -----                           ----------            ----
                     11,333,465         4.20                           11,333,465            4.20
                     ==========        =====                           ==========            ====

Transactions involving warrants are summarized as follows:

                                                            Weighted Average
                                        Number of Shares    Price Per Share
                                          (post-split)        (post-split)
                                         ---------------    ---------------

   Outstanding at January 1, 2005             17,666,210           $    .49

     Granted                                     268,033                .48
     Exercised                                (6,600,778)               .50
     Canceled or expired                              --                 --
                                              ----------           --------
   Outstanding at March 31, 2005              11,333,465           $    .47
                                              ==========           ========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2005
                                                       ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date             3.75%
     Expected stock price volatility               154% to 163%
     Expected dividend payout                           --
     Expected option life-years (a)                      3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Special Note Regarding Forward-looking Statements
-------------------------------------------------

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB.

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

Overview
--------

IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of health enhancing and potential life saving products. Our product development is focused around Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Our focus is on the research and development of products that we believe will treat the suppression of the body's immune system caused by exposure to various forms of radiation, toxic inhalants and viral infectious diseases. Currently, the majority of our efforts are in the research and development of Radilex(TM), a compound derived from Homspera, as a countermeasure to the effects of radiological and nuclear threats.

In our studies to date, we have witnessed Homspera and Radilex to have high anti-inflammatory and immunostimulatory properties. We believe the compound is well-suited for treating the damaging effects of radiation injury when given shortly after total body exposure to radiation. We have generated a large amount of data in rodent animal models and toxicology studies relating to the activity and safety of both Homspera and Radilex. To date we have completed seven mouse studies in which Radilex was administered after exposure to lethal doses of radiation. In these studies we witnessed survival rates of up to 50% of the exposed mice.

We own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications. As we continue our research and development efforts we will look to add to our portfolio of patents and trademarks.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

Revenue
-------

We are in the development stage and have no revenue.

Sales, General, and Administrative Expenses
-------------------------------------------

Sales, general, and administrative expenses ("SG&A") were $838,520 for the three months ended March 31, 2005, an decrease of $92,554 or approximately 10% compared to SG&A of $931,074 during the three months ended

March 31, 2004. For the three months ended March 31, 2005, this amount consisted primarily of non-cash compensation issued to consultants of $299,943, legal and accounting fees of $161,806, other consulting fees of $117,739, payroll and related costs of $77,574, and research and development expenses of $65,849.

The Company expects SG&A to increase during the coming twelve months as we continue to utilize non-cash compensation in order to conserve cash, we build out the Company's infrastructure, and continue to develop the Company's line of potential products.

Interest Expense
----------------

Interest expense was $977 for the three months ended March 31, 2005, a decrease of $303,101 or approximately 99% compared to interest expense of $304,078 for the three months ended March 31, 2004. Interest expense was dramatically reduced because the Company paid or converted to equity most of its outstanding debt during the three months ended December 31, 2004.

The Company expects interest expense to remain at low levels during the coming twelve months.

Net Loss
--------

For the reasons above, the net loss for the three months ended March 31, 2005 was $839,497, a decrease of $395,655 or 32% compared to a net loss of $1,235,152 for the three months ended March 31, 2004.

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

Product Research and Development
--------------------------------

We spent approximately $65,849 and $21,382 for the first quarters ending March 31, 2005 and 2004, respectively, in research and development activities related to the development of Radilex as a universal protectant against the effects of chemical, biological, radiological and nuclear threats. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $258,912 in research and development activities. These costs include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research
Organizations ("CRO") for consulting related to our studies and costs of performing such studies.

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

We are currently preparing the protocols for our eighth mouse study in which we will further validate our prior studies by collecting additional data as requested by the FDA and NIH. We expect to begin the eighth study within the next 120 days. We estimate that the study will be completed within 3 months upon commencement at an estimated cost of $100,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a treatment to acute radiation sickness. We expect this study to begin within the next twelve months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We have budgeted approximately $310,000 for expenses related to this study in our fiscal year ending December 31, 2005. We expect an additional $450,000 will be required to complete this study in 2006.

If we are successful in completing the study and achieve the desired results, we will submit the necessary documentation to the FDA and other regulatory agencies for approval. We believe that Radilex can be developed and approval granted under Project BioShield, if so, we believe that the approval process will be significantly shortened and less costly. If approval for Radilex is granted in a timely manner, we expect to begin to commercialize our product immediately thereafter. We are anticipating revenues from the sale of Radilex beginning in calendar year 2007 as a treatment to the effects caused by irradiation.

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

Development of Homspera in the Promotion of Wound Healing.
----------------------------------------------------------

We have observed in early preclinical studies that Homspera may have an effect in promoting or accelerating wound healing. Within the next three months we plan to begin preclinical studies to determine if Homspera could become a candidate for further development as a compound used in wound healing. We believe that such an application would have a large potential market and would share synergies with potential uses for Radilex as a universal protectant. We expect to begin studies regarding the use of Homspera in the promotion of wound healing in the third quarter of calendar 2005. We do not have any research and development expenses associated with the use of Homspera in wound healing in 2004 or 2003, as our observations were generated while conducting our radiation studies. We have budgeted approximately $60,000 for the costs of such studies over the next twelve months. We anticipate the completion of such studies within eight months of commencement of the studies. If we achieve desirable results, we will design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable product can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through March 31, 2005, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements made in the fiscal quarter ended March 31, 2005.

REVENUES

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2007 as we transition from a development stage company to that of an active growth and acquisition stage company.

COSTS AND EXPENSES

From our inception through March 31, 2005, we have incurred losses of $8,047,524. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had current assets of $1,607,085 consisting of cash of $1,600,000 and other current assets of $7,085. At March 31, 2005, we also had current liabilities of $408,180, consisting of accounts payable and accrued liabilities of $341,210 and notes payable of $66,970. This resulted in net working capital at March 31, 2005 of $1,198,905. During the three months ended March 31, 2005, the Company used cash in operating activities of ($550,971). From the date of inception (October 30, 2002) to March 31, 2005, the Company has had a net loss of ($8,047,524) and has used cash of ($2,625,316) in operating activities.

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, the Company has financed its operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through March 31, 2005 via the private placement of $3,259,903 of our common stock, $973,500 from the issuance of notes payable, net of repayments and $1,190,857, net of costs, from the exercise of common stock purchase warrants.

In January 2005, we made a tender offer to temporarily reduce the exercise price of certain warrants issued in October 2004 from $0.50 to $0.20 per share. The tender offer expired on March 4, 2005. We accepted for exercise a total of 6,600,778 warrants validly tendered and not withdrawn pursuant to the terms of the tender offer, which represents approximately 48% of the aggregate 13,780,449 warrants that were subject to the offer. We raised an aggregate of $1,190,857 from the tender offer, net of costs.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to March 2005, we were able to obtain financing of $3,770,156 from a series of private placements of our securities. Included in this amount was the conversion of $180,000 of accrued salary and consulting fees due to an officer and a director of the company. These private placements of our securities resulted in net proceeds to us of $3,162,711. Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2006. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

While we have successfully raised capital to meet our working capital and financing needs in the past through debt and equity financings, additional financing will be required in order to implement our business plan and to meet our current and projected cash flow deficits from operations and development. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all. If we are unable to raise needed funds, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. We believe that we have sufficient capital resources to meet projected cash flow deficits through the end of December 2005. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

During the three months ended March 31, 2005, the Company paid a note payable in the amount of $10,000. At March 31, 2005, the Company had outstanding two unsecured notes payable to Company shareholders in the aggregate amount of $66,970. Interest accrues at 6% per annum. Accrued interest at March 31, 2005 is $9,923. These notes were in default at March 31, 2005.

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

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a Tender Offer for warrants totaling $1,190,856 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company.

On December 16, 2002 we entered into a consulting agreement on a month-to-month basis with Dr. Mark Witten, our chief research scientist and director. Under the terms of this agreement, Dr. Witten agrees to place at the disposal of us his judgment and expertise in the area of acute lung injury. In consideration for these services, we agree to pay Dr. Witten a non-refundable fee of $5,000 per month. Under the terms of our consulting agreement with Dr. Mark Witten, he is to receive a non-refundable fee equal to $5,000 per month. The consulting agreement is on a month-to-month basis.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We did not dispose or acquire any significant property, plant or equipment during the first quarter ended March 31, 2005.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees
-------------------

From our inception through the period ended March 31, 2005, we have relied on the services of outside consultants for services and currently have five total employees, two contract employees and three full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

THE COMPANY HAS AN ACCUMULATED DEFICIT, IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

The Company has incurred a substantial net loss for the period from our inception in October 2002 to March 31, 2005, and is currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2006 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

OUR OPERATING EXPENSES ARE UNPREDICTABLE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. A significant portion of our revenue is anticipated to be derived from Radilex and Homspera; however the size and extent of such revenues are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we expand our operations.

WE MAY EXPERIENCE FLUCTUATION OF QUARTERLY OPERATING RESULTS WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: the level of demand for Radilex, Homspera and any other products; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of Homspera; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

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

As of March 31, 2005, our cash and cash equivalents totaled approximately $1,600,000. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least through December 31, 2005.. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

     You should be aware that in the future:

          o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and,

          o    any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond December 31, 2005. Our working capital as of March 31, 2005 was $ 1,198,905. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

     o    delays in the enrollment of patients;

     o    lack of efficacy during clinical trials; or

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

     o    suspending manufacturing; or

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKETSHARE TO BE PROFITABLE.

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

WE MAY FAIL TO PROTECT ADEQUATELY OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ALLOW COMPETITORS TO TAKE ADVANTAGE OF RESEARCH AND DEVELOPMENT EFFORTS.

We own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes.

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

TRADING IN OUR SECURITIES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

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

SALES OR ISSUANCES OF ADDITIONAL EQUITY SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND YOUR RIGHTS IN US MAY BE REDUCED.

Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. We expect that an aggregate of 52,391,374 shares of our common stock will be registered with the SEC in the registration statement. The registration and subsequent sales of such shares of common stock may have an adverse effect on the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2005 to ensure timely reporting with the Securities and Exchange Commission.

Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which include the establishment of new internal policies related to financial reporting.

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2004 regarding litigation and claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company accrued the issuance of 75,000 shares of common stock during the three months ended March 31, 2005. Pursuant to the terms of their respective agreements with us, 25,000 of these shares are to be issued to our Chief Financial Officer and 50,000 are to be issued to a consultant during the first quarter ended March 31, 2005. The shares will bear a restrictive legend regarding the sale or transfer of such. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Our Chief Financial Officer and the consultant each qualifies as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

The Company accrued the issuance of 268,033 common stock purchase warrants during the three months ended March 31, 2005. The exercise prices of these warrants range from $0.125 to $0.50 per share. The warrants expire three years after date of issuance. Pursuant to the terms of their respective agreement with us, 264,133 of these warrants are to be granted to current members of the Bioterrorism Advisory Board, Drug Development Advisory Board and the Oncology and Dermatology Advisory Board for participation during the first quarter ended March 31, 2005 and 3,900 warrants are to be granted to a consultant. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                  o * This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2005.

                                            IR BioSciences Holdings, Inc.


            By:                             /S/ Michael K. Wilhelm
                                            -----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer