Form 10KSB/A
period 2003-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-07-20
CIK 793043

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

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Description of Business.............................................3

Item 2.  Description of Property............................................24

Item 3.  Legal Proceedings..................................................24

Item 4.  Submission of Matters to a Vote of Security Holders................25

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder
         Matters and Small Business Issuer Purchases
         of Equity Securities...............................................25

Item 6.  Management's Discussion and Analysis or Plan of Operations.........25

Item 7.  Financial Statements...............................................28

Item 8.  Changes in and Disagreements with Accountants......................29

Item 8a. Controls and Procedures............................................29

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.................29

Item 10. Executive Compensation.............................................31

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.........................33

Item 12. Certain Relationships and Related Transactions.....................34

Item 13. Exhibits and Reports on Form 8-K...................................34

Item 14. Principal Accountant Fees and Services.............................35

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

EMPLOYEES



As of December 31, 2003, ImmuneRegen had one full-time employee and three contract employees. Our sole full time employee is our Chief Executive Officer, Michael K. Wilhelm. None of its employees are covered by a collective bargaining agreement.

RISK FACTORS

In evaluating our business, you should consider the following discussions of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

We have incurred a substantial net loss for the period from our inception in October 2002 to December 31, 2003, and currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may experience reduced profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

We are focused on product development and have not generated any revenue to date. We have incurred operating losses since our inception. Our net loss for the twelve months ended December 31, 2003 was $1,856,702. As of December 31, 2003, we had an accumulated deficit of $1,902,620.

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

OUR INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $1,856,702 and $996,890, respectively, for the year ended December 31, 2003, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

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

IF OUR PLAN IS NOT SUCCESSFUL OR MANAGEMENT IS NOT EFFECTIVE, THE VALUE OF OUR COMMON STOCK MAY DECLINE.

Our operating subsidiary, ImmuneRegen BioSciences, Inc., was founded in October 2002. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

     o ensure that our products function as intended in human clinical applications;
     o obtain the regulatory approvals necessary to commercialize products that we may develop in the future;
     o manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;
     o establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;
     o make, use and sell future products without infringing upon third party intellectual property rights; or,
     o    respond effectively to competitive pressures.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, WE WILL BE REQUIRED TO CEASE OPERATIONS.

We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. As of December 31, 2003, our cash and cash equivalents totaled approximately $10,534. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 30 days. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We expect to require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:
     o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and,
     o    any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months. Our working capital as of December 31, 2003 was $(866,040). No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

     o    delays in enrolling volunteers;
     o interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;
     o    lower than anticipated retention rate of volunteers in a trial;
     o    unfavorable efficacy results;
     o serious side effects experienced by study participants relating to the drug candidate;
     o new communications from regulatory agencies about how to conduct these studies; or,
     o    failure to raise additional funds.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.01 to $4.50 between January 1, 2003 and December 31, 2003.

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

                                                      2002

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



EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE," OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FACTORS DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH BELOW, AS WELL AS IN "RISK FACTORS" SET FORTH HEREIN. EXCEPT FOR OUR ONGOING OBLIGATION TO DISCLOSE MATERIAL INFORMATION AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE YOU CONCERNING ANY FUTURE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS REPORT.

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


New York, New York
May 18, 2004

                           STONEFIELD JOSEPHSON, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ImmuneRegen BioSciences, Inc.
Scottsdale, Arizona

We have audited the balance sheet of ImmuneRegen BioSciences, Inc. as of December 31, 2002 (not included herein), and the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the period from October 30, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmuneRegen BioSciences, Inc. as of December 31, 2002, and the results of its operations and cash flows for the period from October 30, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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



/S/ STONEFIELD JOSEPHSON, INC.
--------------------------------
Certified Public Accountants
Irvine, California
December 8, 2003

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

         LONG-LIVED ASSETS

         The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

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

9.       Income Taxes

         The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

         At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 1,900,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2003 are as follows:

              Non Current:
              Net operating loss carryforward                   $   650,000
              Valuation allowance                                  (650,000)
                                                                ------------
                       Net deferred tax asset                   $         -
                                                                ============

10.       Development Stage Company:


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

11.      Subsequent Events:

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

MARK L. WITTEN, PH.D., DIRECTOR AND RESEARCH SCIENTIST. Dr. Witten has served as a research scientist for our company and on our Board of Directors since July 2003 and as a research scientist for ImmuneRegen BioSciences, Inc. since December 2002 and on its Board of Directors since November 2002. Dr. Witten has served as a Research Professor at the University of Arizona since July 2000. Since July 1998 Dr. Witten has served as the Director of the Joan B. and Donald
R. Diamond Lung Injury Laboratory in the Department of Pediatrics at the University of Arizona College of Medicine. Dr. Witten obtained his Ph.D. from Indiana University in 1983 with a double major in physiology and exercise physiology. He conducted a post-doctoral fellowship in Respiratory Sciences at the University of Arizona College of Medicine from 1983 to 1988. He then spent two years as an Assistant Biologist at Massachusetts General Hospital and Instructor in Medicine at Harvard Medical School. He returned to The University of Arizona College of Medicine in 1990. Dr. Witten has authored over 200 published manuscripts, book chapters and abstracts.



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

ITEM 10. EXECUTIVE COMPENSATION



Summary Compensation Table

         The following table sets forth information concerning all compensation awarded to, earned by, or paid to (1) our Chief Executive Officer and President,
(2) our former Chief Executive Officer and President who served in such capacities until July 2003 when ImmuneRegen BioSciences, Inc. became a wholly-owned subsidiary of IR BioSciences, Inc. (the "Reorganization") and (3) each of the other executive officers whose annual salary and bonus during 2001, 2002 and 2003 exceeded $100,000 (the "Named Executive Officers").

                                                            Annual Compensation
                                                             -----------------
              Name and Principal Position     Year        Salary ($)    Bonus($)
                                              ----        ----------    --------

Michael K. Wilhelm                            2003         125,000           0
   Chief Executive Officer                    2002           5,208           0
   and President(1).......................... 2001               0           0

Todd M. Ficeto
   Chief Executive Officer,                   2003               0           0
   Chief Financial Officer,                   2002               0           0
   President and Secretary(2)................ 2001               0           0

----------

(1) Michael K. Wilhelm has served as Chief Executive Officer and President of IR BioSciences Holdings, Inc. since July 2003 when the
         Reorganization   was   completed.   Prior  to  the  completion  of  the
         Reorganization, Mr. Wilhelm served as Chief Executive Officer and President of ImmuneRegen BioSciences, Inc. since December 2002. Mr. Wilhelm's compensation is reported in the table with respect to his positions at both IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. for the year ended December 31, 2003.

(2) Todd M. Ficeto served as Chief Financial Officer and Secretary of GPN Network, Inc. from July 2001 until the completion of the Reorganization in July 2003 and as Chief Executive Officer and President of GPN Network, Inc. from August 2001 until the completion of the Reorganization in July 2003.



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

        23.1    Consent of Stonefield Josephson, Inc.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002

        31.2 Certification of Chief Financial Officer persuant to Section 302 of the Sarbannes Oxley Act of 2002

        32.1* Certification Pursuant To 18 U.S.C.ss.1350, As Adopted Pursuant To Section 906 Of The SARBANES-OXLEY ACT OF 2002

        32.2* Certification Pursuant To 18 U.S.C.ss.1350, As Adopted Pursuant To Section 906 Of The SARBANES-OXLEY ACT OF 2002



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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2005

                          IR BioSciences Holdings, Inc.

                            By:     /s/ Michael K. Wilhelm
                               -------------------------------------------------
                                     Michael K. Wilhelm
                                     President and Chief Executive Officer