Form 10QSB/A
period 2004-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-07-20
CIK 793043

FORM 10-QSB/A
                                 Amendment No. 1

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


8655 East Via De Ventura, Suite E-155,  Scottsdale,  Arizona             85258
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          Zip Code



Registrant's telephone number, including area code        (480) 922-3926
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

            Notes to Consolidated Financial Statements.......................8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            or Plan of Operation............................................13

  Item 3.   Controls and Procedures.........................................27


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...............................................27

  Item 2.   Changes in Securities and Use of Proceeds.......................27

  Item 3.   Defaults Upon Senior Securities.................................27

  Item 4.   Submission of Matters to a Vote of Securities Holders...........27

  Item 5.   Other Information...............................................27

  Item 6.   Exhibits and Reports on Form 8-K................................28

            Signatures......................................................28

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

             IR BioSciences Holdings, Inc. and Subsidiary
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows

                                                                  For the Three  For the Three   Cumulative from
                                                                  Months Ended   Months Ended    Inception
                                                                    March 31,      March 31,     (October 30, 2002)
                                                                      2004           2003        to  March 31, 2004
                                                                  -------------  -------------   -------------------

Cash flows from operating activities:
   Net loss                                                       $ (1,235,152)  $    (88,202)   $       (3,137,772)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Non-cash compensation                                                     --             --               106,423
  Amortization of deferred compensation                                688,027             --               697,027
  Interest expense                                                         953             --                69,577
  Amortization of discount on notes payable                            287,241             --               589,543
  Depreciation and amortization                                         11,651             --                24,413
  Changes in operating assets and liabilities:                              --             --                    --
        Prepaid services and other assets                               23,543        (24,000)              (12,299)
        Accounts payable and accrued expenses                           89,558         32,632               495,746
                                                                  -------------  -------------   -------------------

   Net cash used in operating activities                              (134,179)       (79,570)           (1,167,342)

Cash flows from investing activities:
   Acqisition of property and equipment                                     --             --                (3,304)
                                                                  -------------  -------------   -------------------

   Net cash used in investing activities                                    --             --                (3,304)

Cash flows from financing activities:
   Proceeds from notes payable                                         150,000             --             1,351,000
   Principal payments on notes payable                                 (15,000)            --              (265,000)
   Shares of stock issued for cash                                       1,200         67,749                97,201
   Officer repayment of amounts paid on his behalf                          --             --                19,880
   Cash paid on behalf of officer                                           --             --                 2,547
   Cash paid on amount due to officer                                       --          6,412               (22,427)
                                                                  -------------  -------------   -------------------

   Net cash provided by financing activities                           136,200         74,161             1,183,201

Net increase in cash and cash equivalents                                2,021         (5,409)               12,555

Cash and cash equivalents at beginning of period                        10,534         32,155                    --

                                                                  -------------  -------------   -------------------
Cash and cash equivalents at end of period                        $     12,555   $     26,746    $           12,555
                                                                  =============  =============   ===================


            Cash paid during the period for:

                                    Interest                      $        953   $         --    $           42,746

                                       Taxes                      $         --   $         --    $               ---


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


Long-Lived Assets
------------------

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



EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE," OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FACTORS DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR OUR ONGOING OBLIGATION TO DISCLOSE MATERIAL INFORMATION AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE YOU CONCERNING ANY FUTURE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS REPORT.



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

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to March 31, 2004, and we are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if its operating expenses exceed its expectations, we may experience reduced profitability.

OUR  INDEPENDENT   OUTSIDE   AUDITORS  HAVE  RAISED   SUBSTANTIAL   DOUBT  ABOUT
IMMUNEREGEN'S ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report included in Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $3,137,772 and $1,167,342, respectively, for the period of inception from October 30,2002 to March 31, 2004, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect ImmuneRegen's ability to raise capital, its relationship with potential suppliers and customers, and have other unforeseen effects.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

ImmuneRegen has focused on product development and has not generated any revenue to date. We have incurred operating losses since our inception.

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

We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. As of March 31, 2004, our cash and cash equivalents totaled approximately $24,855. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 30 days. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months. Our working capital as of March 31, 2004 was $(1,360,202). No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.01 to $4.50 between January 1, 2003 and March 31, 2004.

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


(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification   of  Chief  Executive  Officer  pursuant  to  Securities
         Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1* Certification of Chief Executive Officer pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2005.



                          IR BioSciences Holdings, Inc.



          By:                                 /s/ Michael Wilhelm
                                              ------------------------------
                                              Michael Wilhelm
                                              President, Chief Executive Officer

28