Form 10QSB/A
period 2004-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-07-20
CIK 793043

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

           4021 N. 75th Street , Suite 201, Scottsdale, Arizona 85251
--------------------------------------------------------------------------------
                (Address of principal executive offices) Zip Code


Registrant's telephone number, including area code    (480) 922-3926
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

          Consolidated Statement of Stockholder' Equity (Deficit) for the
          Period from inception (October 30, 2002) to June 30, 2004..........F-5

          Notes to Consolidated Financial Statements.........................F-7

  Item 2. Management's Discussion and Analysis of Financial Condition
          or Plan of Operation.................................................3

  Item 3. Controls and Procedures.............................................17


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................18

  Item 2. Changes in Securities and Use of Proceeds...........................18

  Item 3. Defaults Upon Senior Securities.....................................18

  Item 4. Submission of Matters to a Vote of Securities Holders...............18

  Item 5. Other Information...................................................18

  Item 6. Exhibits and Reports on Form 8-K....................................18

          Signatures..........................................................19

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


Long-Lived Assets
-----------------

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

                  Computer equipment        3 years
                  Furniture                 7 years

The amount depreciated for the six months ended June 30, 2004 and 2003 was $12,053 and $6,258, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2004 was $24,815.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)


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

NOTE 4 - DEBT (CONTINUED)


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


NOTE 5 - EQUITY


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

NOTE 5 - EQUITY (CONTINUED)


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

NOTE 5 - EQUITY (CONTINUED)


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

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE," OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FACTORS DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR OUR ONGOING OBLIGATION TO DISCLOSE MATERIAL INFORMATION AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE YOU CONCERNING ANY FUTURE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS REPORT

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

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

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

We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. As of June 30, 2004, our cash and cash equivalents totaled approximately $10,008. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 30 days. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months. Our working capital as of June. 30, 2004 was $(1,711,655). No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2005.



                          IR BioSciences Holdings, Inc.



                   By:    /s/ Michael Wilhelm
                          -----------------------------
                              Michael Wilhelm
                              President, Chief Executive Officer

                   Date:  July 20, 2005