Form 10QSB/A
period 2004-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-07-20
CIK 793043

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

            Notes to Consolidated Financial Statements.....................  F-8


Item     2. Management's  Discussion and Analysis of Financial Condition
            or Plan of Operations..........................................    3

Item     3. Controls and Procedures........................................   17


PART     II. OTHER INFORMATION

Item     1. Legal Proceedings..............................................   18

Item     2. Changes in Securities and Use of Proceeds......................   18

Item     3. Defaults Upon Senior Securities................................   18

Item     4. Submission of Matters to a Vote of Securities Holders..........   18

Item     5. Other Information..............................................   18

Item     6. Exhibits and Reports on Form 8-K...............................   18

Signatures.................................................................   19

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

                  Computer equipment        3 years
                  Furniture                 7 years

The amount depreciated for the three months and nine months ended September 30, 2004 were $170 and $510 respectively. The amounts depreciated for the three months and nine months ended September, 2003 were $170 and $340 respectively, The amount depreciated from the date of inception (October 30, 2002) through September 30, 2004 was $1,019 .


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS


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


NOTE 4 - RELATED PARTY TRANSACTIONS


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

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to September 30, 2004, and we are currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If ImmuneRegen's revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, ImmuneRegen may experience reduced profitability.

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

We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. As of September 30, 2004, our cash and cash equivalents totaled approximately $(2,853) in deficit. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 30 days. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months. Our working capital as of September 30, 2004 was $(1,947,049). No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.01 to $4.50 between January 1, 2003 and September 30, 2004.

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