Form 10QSB
period 2005-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-08-12
CIK 793043

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

The number of shares outstanding of Registrant's common stock as of August 1, 2005 was 69,336,319.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          Number
    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheet as of
             June 30, 2005 (unaudited)..................................... F-1

             Condensed  Consolidated  Statement of Operations for
             the three months and six months  ended June 30,  2005
             and 2004, and for the period of inception
             (October 30, 2002) to June 30, 2005........................... F-2

             Condensed Consolidated Statement of Deficiency   in
             Stockholders' Equity from date of inception
             (October 30, 2002) to June 30, 2005........................... F-3

             Condensed Consolidated Statement of Cash Flows for the
             six months ended June 30, 2005 and 2004, and for the
             period of inception (October 30, 2002) to June 30, 2005....... F-8

             Notes to Condensed Consolidated Financial Statements.......... F-10

    Item 2.  Management's  Discussion and Analysis of Financial
             Condition or Plan of Operation................................ 3

    Item 3.  Controls and Procedures....................................... 18

PART II  OTHER INFORMATION

    Item 1.  Legal Proceedings............................................. 19

    Item 2.  Changes in Securities and Use of Proceeds..................... 19

    Item 3.  Defaults Upon Senior Securities............................... 19

    Item 4.  Submission of Matters to a Vote of Securities Holders......... 19

    Item 5.  Other Information............................................. 19

    Item 6.  Exhibits...................................................... 20

             Signatures.................................................... 21

ITEM 1. FINANCIAL INFORMATION

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Balance Sheet as of June 30, 2005
                                   (Unaudited)

                                                                   June 30,
                                                                     2005
                                                                ------------
Assets

Current assets

   Cash and cash equivalents                                       1,141,986
   Prepaid services and other current assets                           8,713
                                                                ------------

      Total current assets                                         1,150,699

   Licensed proprietary rights, net                                    6,856
   Furniture and equipment, net                                        5,762
                                                                ------------

Total assets                                                    $  1,163,317
                                                                ============

Liabilities and Deficiency in Stockholders' Equity

Current liabilities

   Accounts payable and accrued liabilities                        1,843,088
                                                                ------------

      Total current liabilities                                    1,843,088

Commitments and Contingencies

   Deficiency in Stockholders' Equity Preferred stock,
      0.001 par value: 10,000,000 shares authorized,
      no shares issued and outstanding                                     0
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 69,104,166 shares issued and outstanding
      at June 30, 2005                                                69,104
   Additional paid-in capital                                      9,351,940
   Deferred compensation                                             (30,862)
   Common stock subscribed                                            65,003
   Deficit Accumulated during the Development Stage              (10,134,956)
                                                                ------------
      Total deficiency in stockholder's equity                      (679,771)
                                                                ------------

Total liabilities and deficiency in stockholder's equity        $  1,163,317
                                                                ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                       Condensed Consolidated Statement of
                 Operations For the three months and six months
                          ended June 30, 2005 and 2004,
                         And for the period of inception
                       (October 30, 2002) to June 30, 2005
                                   (Unaudited)

                                         For the         For the
                                          Three           Three                                     Cumulative from
                                          Months         Months        For the Six    For the Six  Inception (October
                                        Ended June     Ended June     Months Ended    Months Ended    30, 2002) to
                                         30, 2005       30, 2004      June 30, 2005  June 30, 2004   June 30, 2005
                                      ------------    ------------    ------------    ------------    ------------
Revenues                              $         --    $         --    $         --    $         --    $         --

Operating expenses:

   Selling, general and
administrative expenses                    593,835       1,574,415       1,432,355       2,505,489       7,022,239

   Merger fees and costs                         0               0               0               0         350,000
   Financing cost                        1,493,256               0       1,493,256               0       1,583,256
                                      ------------    ------------    ------------    ------------    ------------
      Total operating expenses           2,087,091       1,574,415       2,925,611       2,505,489       8,955,495

Operating loss                          (2,087,091)     (1,574,415)     (2,925,611)     (2,505,489)     (8,955,495)

Other expense:
   Interest (income) expense                   341         131,737           1,318         435,815       1,179,461
                                      ------------    ------------    ------------    ------------    ------------
      Total other expense                      341         131,737           1,318         435,815       1,179,461

  Loss before income taxes              (2,087,432)     (1,706,152)     (2,926,929)     (2,941,304)    (10,134,956)

   Provision for income taxes                   --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Net loss                              $ (2,087,432)   $ (1,706,152)   $ (2,926,929)   $ (2,941,304)   $(10,134,956)
                                      ============    ============    ============    ============    ============

Net loss per share -
   basic and diluted                  $      (0.03)   $      (0.06)   $      (0.04)   $      (0.11)   $      (0.31)
                                      ============    ============    ============    ============    ============

Weighted average shares outstanding
   basic and diluted                    69,039,111      27,474,445      65,968,335      26,163,266      33,181,714
                                      ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity
       For the period from inception (October 30, 2002) to June 30, 2005
                                   (unaudited)


                                                                                                        Deficit
                                                                                                        Accumulated
                                             Common Stock        Additional                 Common      During the
                                       -----------------------    Paid-In     Deferred      Stock       Development
                                         Shares       Amount      Capital    Compensation  Subscribed   Stage           Total
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at October 30, 2002                    --  $        --  $        --            --  $        --  $        --  $        --
(date of inception)

Shares of common stock issued at
$0.0006 per share to founders
for license of proprietary
right in December 2002                 16,612,276       16,612       (7,362)           --           --           --        9,250

Shares of common stock issued at
$0.0006 per share to founders
for services rendered in
December 2002                           1,405,310        1,405         (623)           --           --           --          782

Shares of common stock issued at
$0.1671 per share to consultants
for services rendered in
December 2002                              53,878           54        8,946        (9,000)          --           --           --

Sale of common stock for cash
at $0.1671 per share in
December 2002                             185,578          186       30,815            --           --           --       31,001

Net loss for the period from
inception (October 30, 2002)
to December 31, 2002                           --           --           --            --           --      (45,918)     (45,918)
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------

Balance at December 31, 2002
(reflective of stock splits)           18,257,042       18,257       31,776        (9,000)          --      (45,918)      (4,885)

Shares granted to consultants at
$0.1392 per share for services
rendered in January 2003                   98,776           99       13,651            --           --           --       13,750

Sale of shares of common stock
for cash at $0.1517 per share
in January 2003                           329,552          330       49,670            --           --           --       50,000

Shares granted to consultants at
$0.1392 per share for services
rendered in March 2003                    154,450          154       21,346            --           --           --       21,500

Conversion of notes payable to
common stock at $0.1392 per share
in April 2003                           1,436,736        1,437      198,563            --           --           --      200,000

Shares granted to consultants at
$0.1413 per share for services
rendered in April 2003                     14,368           14        2,016            --           --           --        2,030

Sale of shares of common stock
for cash at $0.2784 per share
in May 2003                                17,960           18        4,982            --           --           --        5,000

Sales of shares of common stock
for cash at $0.2784 per share
in June 2003                               35,918           36        9,964            --           --           --       10,000

Conversion of notes payable to
common stock at $0.1392 per share
in June 2003                              718,368          718       99,282            --           --           --      100,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity
       For the period from inception (October 30, 2002) to June 30, 2005
                                   (unaudited)


                                                                                                        Deficit
                                                                                                        Accumulated
                                             Common Stock        Additional                 Common      During the
                                       -----------------------    Paid-In     Deferred      Stock       Development
                                         Shares       Amount      Capital    Compensation  Subscribed   Stage           Total
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Beneficial conversion feature
associated with notes issued in
June 2003                                      --           --       60,560            --           --           --       60,560

Amortization of deferred
compensation                                   --           --           --         9,000           --           --        9,000

Costs of GPN Merger in July 2003        2,368,130        2,368     (123,168)           --           --           --     (120,799)

Value of warrants issued with
extended notes payable in
October 2003                                   --           --      189,937                                              189,937
                                                                                                                              --
Value of Company warrants
issued in conjunction with
fourth quarter notes payable
issued October through December 2003           --           --      207,457            --           --           --      207,457

Value of warrants contributed
by founders in conjunction with
fourth quarter notes payable
issued October through
December 2003                                  --           --      183,543            --           --           --      183,543

Value of warrants issued for
services in October through
December 2003                                  --           --       85,861            --           --           --       85,861

Net loss for the twelve month
period ended December 31, 2003                 --           --           --            --           --   (1,856,702)  (1,856,702)
                                                                                                                              --
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at December 31, 2003           23,431,300       23,431    1,035,441            --           --   (1,902,620)    (843,748)

Shares granted at $1.00 per
share pursuant to the Senior
Note Agreement in  January 2004           600,000          600      599,400      (600,000)          --           --           --

Shares issued at $1.00 per
share to a consultant for
services rendered in January 2004         800,000          800      799,200      (800,000)          --           --           --

Shares issued to a consultant at
$0.62 per share for services
rendered in February 2004                  40,000           40       24,760       (24,800)          --           --           --

Shares issued to a consultant
at $0.40 per share for services
rendered in March 2004                  1,051,600        1,051      419,589      (420,640)          --           --           --

Shares issued to a consultant
at $0.50 per share for services
rendered in March 2004                    500,000          500      249,500      (250,000)          --           --           --

Shares sold for cash at $0.15
per share in March, 2004                    8,000            8        1,192            --           --           --        1,200

Shares issued at $0.50 per
share to consultants for
services rendered in March 2004            20,000           20        9,980            --           --           --       10,000

Shares issued to a consultant
at $0.40 per share for services
rendered in March 2004                      2,000            2          798            --           --           --          800

Shares issued to consultants at
$0.32 per share for services
rendered in March 2004                     91,600           92       29,220            --           --           --       29,312

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity
       For the period from inception (October 30, 2002) to June 30, 2005
                                   (unaudited)

                                                                                                        Deficit
                                                                                                        Accumulated
                                             Common Stock        Additional                 Common      During the
                                       -----------------------    Paid-In     Deferred      Stock       Development
                                         Shares       Amount      Capital    Compensation  Subscribed   Stage          Total
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Shares to be issued to
consultant at $0.41 per share in
April 2004 for services to be
rendered through March 2005                    --           --           --       (82,000)          --           --      (82,000)

Shares granted pursuant to the
New Senior Note Agreement
in April 2004                             600,000          600      149,400      (150,000)          --           --           --

Shares issued to officer at
$0.32 per share for services
rendered in April 2004                    200,000          200       63,800            --           --           --       64,000

Conversion of Note Payable to
common stock at $0.10 per share
in May 2004                               350,000          350       34,650            --           --           --       35,000

Beneficial Conversion Feature
associated with note payable in
May 2004                                       --           --       35,000            --           --           --       35,000

Issuance of warrants to officers
and founder for services
rendered in May 2004                           --           --      269,208            --           --           --      269,208

Shares to a consultant at $0.20
per share as a due diligence fee
in May 2004                               125,000          125       24,875            --           --           --       25,000

Shares issued to a consultant at
$1.00 per share for services
to be rendered over twelve
months beginning May 2004                 500,000          500      499,500      (500,000)          --           --           --

Beneficial Conversion Feature
associated with notes payable
issued in June 2004                            --           --        3,000            --           --           --        3,000

Issuance of warrants to note
holders in April, May, and June 2004           --           --       17,915            --           --           --       17,915

Issuance of warrants to
employees and consultants for
services rendered in April
through June 2004                              --           --        8,318            --           --           --        8,318

Shares issued in July  to a
consultant at $0.10 for services
to be rendered through July 2005          250,000          250       24,750       (25,000)          --           --           --

Shares issued to a consultant in
July and September at $0.41 per
share for services to be rendered
through April 2005                        200,000          200       81,800            --           --           --       82,000

Shares issued to a consultant in
September  at $0.12 to $0.22 for
services rendered through September
2004                                      127,276          127       16,782            --           --           --       16,909

Shares issued in July to
September 2004 as interest on
note payable                              300,000          300       35,700            --           --           --       36,000

Issuance of warrants with notes
payable in July and August 2004                --           --       72,252            --           --           --       72,252

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
        (A Development Stage Company) Condensed Consolidated Statement of
                       Deficiency in Stockholders' Equity
       For the period from inception (October 30, 2002) to June 30, 2005
                                   (unaudited)

                                                                                                        Deficit
                                                                                                        Accumulated
                                             Common Stock        Additional                 Common      During the
                                       -----------------------    Paid-In     Deferred      Stock       Development
                                         Shares       Amount      Capital    Compensation  Subscribed   Stage          Total
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------

Accrued deferred compensation in
August 2004 to a consultant for
100,000 shares at $0.10 per share,
committed but unissued                         --           --           --       (10,000)          --           --      (10,000)

Shares issued in August 2004 at
$0.14 to a consultant for
services to be performed
through October 2004                      100,000          100       13,900       (14,000)          --           --           --

Shares issued in August 2004 at
$0.125 per share for conversion
of $30,000 demand loan                    240,000          240       29,760            --           --           --       30,000

Shares issued in August 2004 at
$0.16 per share to a consultant
for services provided                     125,000          125       19,875            --           --           --       20,000

Shares issued to employees at
$0.16 to $0.25 per share                   48,804           49        8,335            --           --           --        8,384

Commitment to issue 100,000
shares of stock to a consultant
at $0.23 per share for services
to be provided through September 2005          --           --           --       (23,000)          --           --      (23,000)

Sale of stock for cash in
October at $0.125 per share, net
of costs of $298,155                   18,160,000       18,160    1,345,763            --           --           --    1,363,923

Value of warrants issued with
sale of common stock in October,
net of costs                                   --           --      607,922            --           --           --           --

Issuance of warrant to officer
in October                                     --           --      112,697            --           --           --      112,697

Issuance of stock to investment
bankers in October 2004 for
commissions earned                      4,900,000        4,900       (4,900)           --           --           --           --

Conversion of accounts payable
to stock in October at $0.125
per share                               1,257,746        1,258      107,382            --           --           --      108,640

Value of warrants issued with
accounts payable conversions                   --           --       48,579            --           --           --       48,579

Conversion of demand loan to
stock in October at $0.11 per
share                                      93,300           93       10,170            --           --           --       10,263

Forgiveness of notes payable in
October 2004                                   --           --       36,785            --           --           --       36,785

Issuance of stock to officer and
director at $0.125 per share in
October for conversion of liability     1,440,000        1,440      122,493            --           --           --      123,933

Value of warrants issued with
officer and director conversion
of liabilities                                 --           --       56,067            --           --           --       56,067

Conversion of debt and accrued
interest to common stock
at $0.075 to $0.125 per share           6,703,151        6,703      417,514            --           --           --      424,217

Value of warrants issued with
conversion of debt                             --           --      191,111            --           --           --      191,111

Conversion of note payable in
October into common stock at
$0.075 per share                           67,613           68        4,932            --           --           --        5,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                Condensed Consolidated Statement of Deficiency in
               Stockholders' Equity For the period from inception
                      (October 30, 2002) to June 30, 2005
                                   (unaudited)

                                                                                                        Deficit
                                                                                                        Accumulated
                                             Common Stock        Additional                 Common      During The
                                       -----------------------    Paid-In     Deferred      Stock       Development
                                         Shares       Amount      Capital    Compensation  Subscribed   Stage           Total
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------


Issuance of warrants to note
holders in October 2004                        --           --      112,562            --           --           --      112,562

Value of shares issued to CFO as
compensation                              100,000          100       34,900            --           --           --       35,000

Value of warrants issued to
members of advisory committees in
in November and December                       --           --       16,348            --           --           --       16,348

Beneficial conversion feature
associated with notes  payable                 --           --      124,709            --           --           --      124,709

Shares issued in error to be
cancelled                                  (9,002)          (9)          --            --           --           --           --

Amortization of deferred
compensation through
December 31, 2004                              --           --           --     2,729,454           --           --    2,729,454

Loss for the twelve months ended
December 31, 2004                              --           --           --            --           --   (5,305,407)  (5,305,407)
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at December 31, 2004           62,423,388       62,423    7,922,943      (169,986)          --   (7,208,027)     607,353
                                      ===========  ===========  ===========  ============  ===========  ===========  ===========

Sale of shares of common stock
for cash at $0.20 per share
in March 2005 for warrant
exercise, net of costs                  6,600,778        6,601    1,184,256            --           --           --    1,190,857

Value of warrants issued to members
of advisory commitee in March 2005             --           --      137,049            --           --           --      137,049

Accrued deferred compensation in
February, 2005 to a consultant
for 50,000 shares at $0.65 per
share. Committed but unissued                  --           --           --       (32,500)          --           --      (32,500)

Amortization of deferred
compensation for the three months
ended March 31, 2005                           --           --           --       149,061           --           --      149,061

Warrants exercised at $0.05
per share                                  80,000           80        3,920            --           --           --        4,000

Value of warrants issued to
members of advisory committees
in June 2005                                   --           --       70,781            --           --           --       70,781

Value of warrants issued to
investors and service providers                --           --       32,991            --           --           --       32,991

Amortization of deferred
compensation for the three months
ended June 30, 2005                            --           --           --        22,563           --           --       22,563

Conversion of notes payable into
232,153 common stock not yet issued            --           --           --            --       65,003           --       65,003

Loss for the six months ended
June 30, 2005                                  --           --           --            --           --   (2,926,929)  (2,926,929)
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at June 30, 2005               69,104,166       69,104    9,351,940       (30,862)      65,003  (10,134,956)    (679,771)
                                       ==========  ===========  ===========  ============  ===========  ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                For the six months ended June 30, 2005 and 2004,
               And for the period of inception (October 30, 2002)
                                to June 30, 2005
                                   (Unaudited)

                                                                                            Cumulative from
                                                                                               Inception
                                                           For the Six      For the Six      (October 30,
                                                          Months Ended      Months Ended   2002) to June 30,
                                                          June 30, 2005    June 30, 2004          2005
                                                         ----------------  --------------- -------------------
Cash flows from operating activities:
   Net loss                                               $ (2,926,929)   $ (2,941,304)     $(10,134,956)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
  Non-cash compensation                                        426,279       1,912,027         3,826,279
  Interest expense                                               4,007          37,545           156,407
  Amortization of discount on notes payable                          0         399,222         1,006,935
  Depreciation and amortization                                  1,202          12,053            27,219
  Changes in operating assets and liabilities:                      --
        Prepaid services and other assets                       (2,000)         31,043            (8,712)
        Accounts payable and accrued expenses                1,489,453         243,931         2,044,495
                                                          ------------    ------------      ------------

   NET CASH USED IN OPERATING ACTIVITIES                    (1,007,988)       (305,483)       (3,082,333)

Cash flows from investing activities:
   Acquisition of property and equipment                             0               0            (8,087)
                                                          ------------    ------------      ------------

   NET CASH USED IN INVESTING ACTIVITIES                             0               0            (8,087)

Cash flows from financing activities:
   Proceeds from notes payable                                      --         442,957         1,233,500
   Principal payments on notes payable and demand loans        (14,997)       (174,000)         (264,997)
   Shares of stock sold for cash                             1,190,857          31,200         3,259,903
   Proceeds from exercised of warrants                           4,000           4,000             4,000
   Officer repayment of amounts paid on his behalf                                                19,800
   Cash paid on behalf of officer                                                                (19,800)
                                                          ------------    ------------      ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,179,860         300,157         4,232,406

Net increase in cash and cash equivalents                      171,872          (5,326)        1,141,986

Cash and cash equivalents at beginning of period               970,114          10,534                --
                                                          ------------    ------------      ------------
Cash and cash equivalents at end of period                $  1,141,986    $      5,208      $  1,141,986
                                                          ============    ============      ============

Supplemental disclosure of cash flow information:

Acquisition and capital restructure:
Assets acquired                                           $         --    $         --      $         --
Liabilities assumed                                                 --              --          (120,799)
Common stock retained                                               --              --            (2,369)
Adjustment to additional paid-in capital                            --              --           123,168
Organization costs                                                  --              --           350,000
                                                          ------------    ------------      ------------
Total consideration paid                                  $         --    $         --      $    350,000
                                                          ============    ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                   For the six months ended June 30, 2005 and
                 2004, And for the period of inception (October
                           30, 2002) to June 30, 2005
                                   (Unaudited)

Cash paid during the period for:
Interest                                                  $      1,486   $      4,553        44,286
                                                          ============   ============  ============

Taxes                                                     $         --   $         --  $         --
                                                          ============   ============  ============

Common stock issued in exchange for proprietary rights    $         --   $         --  $      9,250
                                                          ============   ============  ============

Common stock issued in exchange for services              $         --   $  2,095,240  $  2,915,286
                                                          ============   ============  ============

Common stock issued in exchange for previously incurred
   debt and accrued interest                              $     65,003   $     35,000  $  1,060,594
                                                          ============   ============  ============

Common stock issued in exchange as interest               $         --   $         --  $     36,000
                                                          ============   ============  ============

Amortization of beneficial conversion feature             $         --   $         --  $    223,269
                                                          ============   ============  ============
Stock options and warrants issued in exchange for
services rendered                                         $    249,821                 $    742,253
                                                          ============   ============  ============

Debt and accrued interest forgiveness from note holders    $         --                 $     36,875
                                                          ============   ============  ============

Common stock issued in satisfaction of accounts payable   $         --   $     29,132  $    157,219
                                                          ============   ============  ============
Common stock issued in satisfaction of amounts due
   to an Officer and a Director                           $         --   $         --  $    180,000
                                                          ============   ============  ============

Amortization of deferred compensation                     $    171,624                 $    171,624
                                                          ============                 ============
Fair Value of common stock and warrants payable in
connection with late filing of registration statement     $  1,493,256                 $  1,493,256
                                                          ============                 ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the years ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 19, 2005.

Business and basis of presentation
----------------------------------

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of health enhancing and potential life saving products. Our product development is focused around Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Our focus is on the research and development of products that we believe will treat the suppression of the body's immune system caused by exposure to various forms of radiation, toxic inhalants and viral infectious diseases. Currently, the majority of our efforts are in the research and development of Radilex(TM), a compound derived from Homspera, as a countermeasure to the effects of radiological and nuclear threats. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses.

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary,   ImmuneRegen   BioSciences,   Inc.  Significant
intercompany transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock based compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

Interim financial statements
----------------------------

The accompanying balance sheet as of June 30, 2005, the statements of operations for the six months ended June 30, 2005 and 2004, and for the period of inception (October 30, 2002) to June 30, 2005, and the statements of cash flows for six months ended June 30, 2005 and 2004, and from the period of inception (October 30, 2002) to June 30, 2005 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets
-----------------------------------------

Prepaid services and other current assets consist of (i) salary advance to an employee of $2,300; (ii) deposits of $2,260; and (iii) prepaid consulting fees of $4,153.

Licensed proprietary rights
---------------------------

The Company has licensed from its founders certain proprietary rights which the Company intends to utilize in the execution of its business plan. These proprietary rights are being amortized over the term of the license agreement, or ten years. The amount amortized during the three months ended June 30, 2005 and 2004 was $232 during each period. The amount amortized during the six months ended June 30, 2005 and 2004 was $464 during each period. The Company amortized $2,394 for the period from October 30, 2002 (inception) to June 30, 2005.

Furniture and equipment
-----------------------

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment areas follows:

     Computer equipment             3 years
     Furniture                      7 years

The amounts depreciated for the three months ended June 30, 2005 and 2004 were $568 and $170, respectively. The amounts depreciated for the six months ended June 30, 2005 and 2004 were $738 and $340, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2005 was $2,326.

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

Consulting agreements
---------------------

On December 16, 2002, the Company entered into consulting agreements (the "Consulting Agreements") with its two founders and chief research scientists (the "Consultants"). The Consulting Agreements were on a month-to-month basis. Under the terms of the Consulting Agreements, the Consultants agreed to place at the disposal of the Company their judgment and expertise in the area of acute lung injury. In consideration for these services, the Company agreed to pay each consultant a non-refundable fee of $5,000 per month, which shall accrue until such time as the Company raises at least $2,000,000 in equity or debt financing at which time such accrued amount will become due and payable. Pursuant to the Consulting Agreements, during the period from January 1, 2003 to December 31, 2003, the Company accrued $120,000 in consulting fees. During the period from January 1, 2004 to December 31, 2004, the Company accrued an additional $90,000 in consulting fees. The amounts due the Consultants at December 31, 2003 were $125,000 and were included in accounts payable and accrued expenses.

In October 2004, the Company achieved the threshold amount of $2,000,000 in equity or debt financing. As of October 2004, the aggregate amounts due the Consultants under the Consulting Agreements was $215,000.

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

During the three months ended June 30, 2005, the Company paid $17,000 in consulting fees to the Consultant, and charged this amount to operations; during the three months ended June 30, 2004, the Company accrued the amount of $15,000 in consulting fees payable to the Company's Founders. During the six months ended June 30, 2005, the Company paid a total of $43,000 to the Consultant, charging $17,000 of this amount to operations and the remaining $26,000 against the accrued liability; also during the six months ended June 30, 2005, the Company accrued an additional $19,000 in consulting fees due to the Consultant. At June 30, 2005, there is a prepaid asset of $4,153 relating to these fees. During the six months ended June 30, 2004, the Company accrued $60,000 in consulting fees payable to the Consultants.

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

NOTE 3 - DEBT

During the six months ended June 30, 2005, the Company paid three notes payable in the aggregate amount of $80,000. Payment was made by cash in the amount of $14,997, and by converting a note with a balance of $65,003 into 232,153 shares of the Company's common stock at a price of $0.28 per share. These shares were issued subsequent to June 30, 2005.

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

In June 2005, the Company issued 80,000 shares of common stock pursuant to the Exercise of a warrant at a price of $0.05 per share.

Warrants
--------

During the three months ended March 31, 2005, the Company issued warrants to purchase 268,033 shares of common stock at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $137,049 six months ended June 30, 2005.

During the three months ended June 30, 2005, the Company issued warrants to purchase 366,814 shares of common stock at prices ranging from $0.038 to $1.00 per share. The Company also cancelled warrants to purchase 123,530 shares of common stock at a price of $2.00 per share. The Company valued these issuance and cancellations using the Black-Scholes valuation model, and charged the amount of $32,991 to operations during the six months ended June 30, 2005.

Also during the three months ended June 30, 2005, warrants to purchase 80,000 shares of common stock at a price of $0.05 per share were exercised.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

        Warrants Outstanding              Warrants Exercisable
---------------------------------  --------------------------------
                                   Weighted Average       Weighed                       Weighted Average
                                      Remaining           Average                          Remaining
      Exercise          Number     Contractual Life       Exercise        Number         Contractual Life
        Prices       Outstanding       (Years)             Price        Exercisable          (Years)
---------------------------------------------------------------------------------------------------------
     $0.01-0.10         519,780         3.89             $0.01-0.10       519,780            3.89
     0.125-0.21         878,669         3.99             0.125-0.21       878,669            3.99
      0.25-0.50       9,254,406         4.08              0.25-0.50     9,254,406            4.08
           1.00         794,844         2.51                   1.00       794,844            2.51
           2.00          49,050         3.74                   2.00        49,050            3.74
                     ----------        -----                           ----------            ----
                     11,496,749         3.95                           11,496,749            3.95
                     ==========        =====                           ==========            ====

Transactions involving warrants are summarized as follows:

                                                           Weighted Average
                                        Number of Shares    Price Per Share
                                         ---------------    ---------------

   Outstanding at January 1, 2005             17,666,210           $    .49
     Granted                                     268,033                .48
     Exercised                                (6,600,778)               .50
     Canceled or expired                              --                 --
                                              ----------           --------
   Outstanding at March 31, 2005              11,333,465           $    .47

     Granted                                     366,814                .32
     Exercised                                   (80,000)               .05
     Cancelled or expired                       (123,530)              2.00
                                              ----------        -----------
   Outstanding at June 30, 2005               11,496,749              $0.45
                                              ==========        ===========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2005
                                                       ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date        3.69% to 3.85%
     Expected stock price volatility               129% to 163%
     Expected dividend payout                           --
     Expected option life-years (a)                   3 to 5

Additional shares issuable in connection with late filing of registration statement
-------------------------------------------------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration
Statement is made effective. As of June 30, 2005, the Company is required to issue additional 2,413,613 shares of common stock and warrants to purchase an additional 950,373 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,109,032 at June 30, 2005; the warrants have been valued at $384,224 at June 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at June 30, 2005 is $1,493,256. This amount was charged to finance cost during the three months ended June 30, 2005 and are included in accrued liabilities at June 30, 2005.

The Company anticipates completing the registration of these shares during the quarter ended September 30, 2005, but expects that an obligation to issue approximately 815,000 additional shares and 325,000 additional warrants at an aggregate cost of approximately $335,000 will be incurred.

NOTE 5 - SUBSEQUENT EVENTS

In July 2005, the Company issued 232,153 shares of its common stock pursuant to the conversion of $65,003 of debt in June 2005. See Note 3.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

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

In our studies to date, we have witnessed Homspera and Radilex to have high anti-inflammatory and immunostimulatory properties. We believe the compound is well suited for treating the damaging effects of radiation injury when given shortly after total body exposure to radiation. We have generated a large amount of data in rodent animal models and toxicology studies relating to the activity and safety of both Homspera and Radilex. To date we have completed seven mouse studies in which Radilex was administered after exposure to lethal doses of radiation. In these studies we witnessed survival rates of up to 50% of the exposed mice.

We own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications. As we continue our research and development efforts we will look to add to our portfolio of patents and trademarks.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2005

Revenue
-------

We are in the development stage and have no revenue.

Sales, general, and administrative expenses
-------------------------------------------

Sales, general, and administrative expenses ("SG&A") were $593,835 for the three months ended June 30, 2005, a decrease of $980,580 or approximately 62% compared to SG&A of $1,574,415 during the three months ended June 30, 2004. The decrease is primarily due to lower costs of non-cash compensation. For the three months ended June 30, 2005, this amount consisted primarily of non-cash compensation issued to consultants of $136,845, legal and accounting fees of $167,218, other consulting fees of $73,621, payroll and related costs of $96,413, and contract labor costs of $19,670.

The Company expects SG&A to increase during the coming twelve months as we continue to utilize non-cash compensation in order to conserve cash, build out the Company's infrastructure, and continue to develop the Company's line of potential products.

Late filing of registration statement
-------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of June 30, 2005, the Company is required to issue additional 2,413,613 shares of common stock and warrants to purchase an additional 950,373 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,109,032 at June 30, 2005; the warrants have been valued at $384,224 at June 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at June 30, 2005 is $1,493,256. This amount was charged to finance cost during the three months ended June 30, 2005 and are included in accrued liabilities at June 30, 2005.

The Company anticipates completing the registration of these shares during the quarter ended September 30, 2005, but expects that an obligation to issue approximately 815,000 additional shares and 325,000 additional warrants at an aggregate cost of approximately $335,000 will be incurred.

Interest income / expense
-------------------------

Interest expense (net) for the three months ended June 30, 2005 was $341, a decrease of $131,396 compared to interest expense (net) of $131,737 for the three months ended June 30, 2004. The decrease is due to a decrease in debt along with an increase cash balances.

Net loss
--------

For the reasons above, primarily lower SG&A expenses and lower interest expenses offset by the late registration penalty, the net loss for the three months ended June 30, 2005 was $2,087,432, an increase of $381,280 or 22% compared to a net loss of $1,706,152 for the three months ended June 30, 2004.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as we move our line of potential products through the testing and approval phases, and as we build out our corporate infrastructure.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

Revenue
-------

We are in the development stage and have no revenue.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses were $1,432,355 for the six months ended June 30, 2005 which is a decrease of $1,073,134 or 43% compared to SG&A of $2,505,489 for the six months ended June 30, 2004. The decrease is primarily due to lower costs of non-cash compensation. This expense is primarily comprised of non-cash compensation of $436,778, legal and accounting fees of $329,024, payroll and related costs of $155,085, consulting fees of $191,360, public relation and marketing of $64,884, and contract labor of $42,162.

Late filing of registration statement
-------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration
Statement is made effective. As of June 30, 2005, the Company is required to issue additional 2,413,613 shares of common stock and warrants to purchase an additional 950,373 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,109,032 at June 30, 2005; the warrants have been valued at $384,224 at June 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at June 30,

2005 is $1,493,256. This amount was charged to finance cost during the three months ended June 30, 2005 and are included in accrued liabilities at June 30, 2005.

The Company anticipates completing the registration of these shares during the quarter ended September 30, 2005, but expects that an obligation to issue approximately 815,000 additional shares and 325,000 additional warrants at an aggregate cost of approximately $335,000 will be incurred.

Interest expense (net)
----------------------

Interest expense was $1,318 for the six months ended June 30, 2005, a decrease of $434,497 compared to interest expense of $435,815 for the six months ended June 30, 2004. The decrease is due to a decrease in debt along with an increase cash balances.

Net loss
--------

For the reasons above, primarily lower SG&A expenses and lower interest expenses offset by the late registration penalty, the net loss for the six months ended June 30, 2005 was $2,926,929, a decrease of $14,375 or 1% compared to a net loss of $2,941,304 for the six months ended June 30, 2004.

PLAN OF OPERATION

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products and general and administrative activities.

Product Research and Development

We received a credit of $65,849 for laboratory studies in May, 2005 resulting in net expense of $(40,430) for the three months ended June 30, 2005 versus an expense of $61,807 for the three months ended June 30, 2004 in research and development activities related to the development of Radilex as a universal protectant against the effects of chemical, biological, radiological and nuclear threats. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $218,103 in research and development activities. These costs include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research Organizations ("CRO") for consulting related to our studies and costs of performing such studies.

We anticipate that during the next 12 months we will increase our research and development activities by approximately $450,000 to a total of approximately $600,000 in an effort to further develop Radilex as a universal protectant against chemical, biological, radiological and nuclear threats. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed under "Risk Factors" - "All Our Applications Are All Derived From The Use Of Homspera. If Homspera Is Found To Be Unsafe Or
Ineffective, Our Business Would Be Materially Harmed." "If We Fail To Successfully Develop And Commercialize Products, We Will Have To Cease Operations.;" and, "The Lengthy Product Approval Process And Uncertainty Of Government Regulatory Requirements May Delay Or Prevent Us From Commercializing Proposed Products."

Our major research and development projects include:

Development of Radilex as a Countermeasure to the Effects of Radiological and Nuclear Threats.

Because of the high anti-inflammatory and immunostimulatory properties of Radilex that we have witnessed, we believe the compound is well suited for treating the damaging effects of radiation injury when given shortly after exposure to total body irradiation. We have generated a large amount of data in rodent animal models relating to the activity and safety of Radilex.

We are currently preparing the protocols for our eighth mouse study in which we will further validate our prior studies by collecting additional data as requested by the FDA and NIH. We expect to begin the eighth study within the next 120 days. We estimate that the study will be completed within 3 months upon commencement at an estimated cost of $100,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a treatment to acute radiation sickness. We expect this study to begin within the next twelve months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We have budgeted approximately $100,000 for expenses related to this study in our fiscal year ending December 31, 2005. We expect an additional $650,000 will be required to complete this study in 2006.

If we are successful in completing the study and achieve the desired results, we will submit the necessary documentation to the FDA.

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

Development of Radilex as a Countermeasure to the Effects of Chemical and Biological Threats.

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

COSTS AND EXPENSES

From our inception through June 30, 2005, we have incurred losses of $10,134,956. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had current assets of $1,150,699 consisting of cash of $1,141,986 and other current assets of $8,713. At June, 2005, we also had current liabilities of $1,843,088, consisting of accounts payable and accrued liabilities of $349,832 and the cost of the late filing of the registration statement with the SEC of $1,493,256. This resulted in net working deficit at June 30, 2005 of $692,389. During the six months ended June 30, 2005, the Company used cash in operating activities of $1,007,988. From the date of inception (October 30, 2002) to June 30, 2005, the Company has had a net loss of $10,134,956 and has used cash of $3,082,333 in operating activities.

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, the Company has financed its operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through June 30, 2005 via the private placement of $3,263,903 of our common stock including $1,194,857, net of costs, from the exercise of common stock purchase warrants and $968,503 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to June 2005, we were able to obtain financing of $3,770,156 from a series of private placements of our securities. Included in this amount was the conversion of $180,000 of accrued salary and consulting fees due to an officer and a director of the company. These private placements of our securities resulted in net proceeds to us of $3,162,711. Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2006. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

During the six months ended June 30, 2005, the Company paid off two notes payable, $14,997 in cash and $65,003 by converting into 232,153 shares of common stocks at $0.28 per share. These shares of common stocks were issued subsequent to June 30, 2005.

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

Acquisition or disposition of plant and equipment
-------------------------------------------------

We did not dispose or acquire any significant property, plant or equipment during the second quarter ended June 30, 2005.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of employees
-------------------

From our inception through the period ended June 30, 2005, we have relied on the services of outside consultants for services and currently have five total employees, one contract employee and four full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

THE COMPANY HAS AN ACCUMULATED DEFICIT, IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

The Company has incurred a substantial net loss for the period from our inception in October 2002 to June 30, 2005, and is currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2007 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

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

As of June 30, 2005, our cash and cash equivalents totaled approximately $1,141,986. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least through January 31, 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

     You should be aware that in the future:

     o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and,

     o    any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond January 31, 2006. Our working capital as of June 30, 2005 was a deficit of $691,542. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.09 to $1.00 between January 1, 2004 and August 1, 2005.

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

SALES OR ISSUANCES OF ADDITIONAL EQUITY SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND YOUR RIGHTS IN US MAY BE REDUCED.

Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. We expect that an aggregate of 57,786,607 shares of our common stock will be registered with the SEC in the registration statement. The registration and subsequent sales of such shares of common stock may have an adverse effect on the market price of our common stock.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)     Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 19, 2005, regarding litigation and claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company accrued the issuance of 219,161 common stock purchase warrants during the three months ended June 30, 2005. The exercise prices of these warrants range from $0.125 to $1.00 per share. Pursuant to the term of his employment agreement, our Chief Executive Officer, is to receive 80,811 warrants. Pursuant to the term of his employment agreement, our Chief Financial Officer, is to receive 12,500 warrants. The warrants expire five years after date of issuance. For assignment of patents, we accrued the issuance of 50,000 warrants to our Director and Chief Scientific Officer. The warrants expire five years after date of issuance. Pursuant to the terms of their respective agreement with us, 75,850 of these warrants are to be granted to current members of the Bioterrorism Advisory Board, Drug Development Advisory Board and the Oncology and Dermatology Advisory Board for participation during the first quarter ended June 30, 2005. The warrants expire three years after date of issuance. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

On June 13, 2005, the Company issued 80,000 shares of common stock for cash of $4,000 pursuant to the exercise of a warrant at $0.05 per share. On April 15, 2004, the Company entered into a $5,000 Convertible Promissory Note bearing 12% interest for a term of 60 days to an individual investor. The term of the Note was extended to June 30, 2004. As additional incentive to the extension of the note, the investor was issued 5-year warrants to purchase up to 40,000 shares of common stock at $0.05 per share. The term of the Note was again extended to October 16, 2004, the closing date of the Private Placement. As additional incentive to the extension of the note, the investor was issued 5-year warrants to purchase up to 40,000 shares of common stock at $0.05 per share. Immediately upon the closing of the Private Placement, and in accordance with the terms of the Promissory Note, the principal of $5,000 and $299.56 of accrued interest was repaid to the investor releasing the Company from any further obligation under the warrants. The investor was financially able to bear the economic risk of the investment and capable of evaluating the merits and risks of the acquisition of the warrants. The investor also had received and reviewed all information necessary or appropriate for deciding whether to purchase the shares, including the Company's periodic SEC reports. No general solicitation or advertising was undertaken in connection with the offer and sale of the warrants. The investor represented to the Company that the investor was purchasing the warrants for the investor's own account and not with a present view towards the distribution thereof. In addition, the investor acknowledged and agreed that the warrants and the underlying securities had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

During the three months ended June 30, 2005, the Company accrued the issuance of 2,413,613 shares of common stock and warrants to purchase an additional 950,373 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

     IR BioSciences Holdings, Inc.

     By:                                    /S/ Michael K. Wilhelm
                                            -----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer