Form 10QSB
period 2005-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-14
CIK 793043

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended September 30, 2005

                                       or

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X
   ---     ---

The number of shares outstanding of Registrant's common stock as of November 8, 2005 was 69,475,428.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          Number

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheet as of
             September 30, 2005 (unaudited)...............................F-1

             Condensed Consolidated Statement of Operations for
             the three months and nine months ended September 30, 2005
             and 2004, and for the period of inception
             (October 30, 2002) to September 30, 2005.....................F-2

             Condensed Consolidated Statement of Deficiency in
             Stockholders' Equity from date of inception
             (October 30, 2002) to September 30, 2005.....................F-3

             Condensed  Consolidated Statement of Cash Flows for the
             nine months ended  September 30, 2005 and 2004, and for
             the period of inception (October 30, 2002) to
             September 30, 2005...........................................F-8

             Notes to Condensed Consolidated Financial Statements.........F-10

    Item 2.  Management's Discussion and Analysis of Financial
             Condition or Plan of Operation...............................3

    Item 3.  Controls and Procedures......................................21


PART II  OTHER INFORMATION


    Item 1.  Legal Proceedings............................................21

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..21

    Item 3.  Defaults Upon Senior Securities..............................23

    Item 4.  Submission of Matters to a Vote of Securities Holders........23

    Item 5.  Other Information............................................23

    Item 6.  Exhibits.....................................................23

             Signatures...................................................23

ITEM 1. FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of IR BioSciences Holdings, Inc. ("we," "us," or the "Company") included in the Form 10-KSB for the fiscal year ended December 31, 2004.


                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
          Condensed Consolidated Balance Sheet as of September 30, 2005
                                   (Unaudited)

                                                                          Sept 30,
                                                                             2005
                                                                       -------------
Assets
Current assets

    Cash and cash equivalents                                          $    667,041
    Prepaid services and other current assets                                15,713
                                                                       ------------

      Total current assets                                                  682,754

    Licensed proprietary rights, net                                          6,624
    Furniture and equipment, net                                              4,795
                                                                       ------------

Total assets                                                           $    694,173
                                                                       ============

Liabilities and Deficiency in Stockholders'  Equity
Current liabilities
    Accounts payable and accrued liabilities                              2,408,545
                                                                       ------------

      Total current liabilities                                           2,408,545

Commitments and Contingencies

Stockholders' deficit Preferred stock, 0.001 par value:

10,000,000 shares authorized, no shares issued and outstanding                   --
    Common stock, $0.001 par value; 100,000,000 shares authorized;
      69,436,319 shares issued and outstanding at September 30, 2005         69,436
    Additional paid-in capital                                            9,447,102
    Deferred compensation                                                   (14,859)
    Deficit Accumulated during the Development Stage                    (11,216,051)
                                                                       ------------
      Total deficiency in stockholder's equity                           (1,714,372)
                                                                       ------------

Total liabilities and deficienty in  stockholders' equity              $    694,173
                                                                       ============

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Operations
        For the three and nine months ended September 30, 2005 and 2004,
                         And for the period of inception
                    (October 30, 2002) to September 30, 2005
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                            from
                                                                                                          Inception
                                        For the Three    For the Three   For the Nine     For the Nine   (October 30,
                                         Months Ended    Months Ended     Months Ended    Months Ended     2002) to
                                           Sept 30,        Sept 30,         Sept 30,         Sept 30,    September 30,
                                             2005            2004             2005            2004           2005
                                         ------------    ------------    ------------    ------------    ------------

Revenues                                           --              --              --              --              --

Operating expenses:

   Selling, general and
administrative
   expenses                              $    507,445    $  1,041,152    $  1,939,800    $  3,546,641    $  7,529,684

   Merger fees and costs                           --              --              --              --         350,000

   Financing cost                             579,575              --       2,072,831              --       2,162,831
                                         ------------    ------------    ------------    ------------    ------------


      Total operating expenses              1,087,020       1,041,152       4,012,631       3,546,641      10,042,515


Operating loss                             (1,087,020)     (1,041,152)     (4,012,631)     (3,546,641)    (10,042,515)

Other expense:

   Interest income (expense)                    5,925         (70,612)          4,607        (506,427)     (1,173,536)

                                         ------------    ------------    ------------    ------------    ------------
      Total other expense
                                                5,925         (70,612)          4,607        (506,427)     (1,173,536)


  Loss before income taxes                 (1,081,095)     (1,111,764)     (4,008,024)     (4,053,068)    (11,216,051)


   Provision for income taxes                      --              --              --              --              --

                                         ------------    ------------    ------------    ------------    ------------
Net loss                                 $ (1,081,095)   $ (1,111,764)   $ (4,008,024)   $ (4,053,068)   $(11,216,051)
                                         ============    ============    ============    ============    ============

Net loss per share - basic and diluted   $      (0.02)   $      (0.04)   $      (0.06)   $      (0.15)   $      (0.31)

Weighted average shares outstanding -
basic and diluted                          69,337,210      29,040,133      67,103,634      27,129,221      36,302,076
                                         ============    ============    ============    ============    ============


                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                Condensed Consolidated Statement of Deficiency in
               Stockholders' Equity For the period from inception
                    (October 30, 2002) to September 30, 2005
                                   (unaudited)



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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity For the period from inception (October 30, 2002) to September 30, 2005
                                   (unaudited)


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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity For the period from inception (October 30, 2002) to September 30, 2005
                                   (unaudited)

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

                   IR Biosciences Holding, Inc. and Subsidiary
        (A Development Stage Company) Condensed Consolidated Statement of
                       Deficiency in Stockholders' Equity
     For the period from inception (October 30, 2002) to September 30, 2005
                                   (unaudited)

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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
                Condensed Consolidated Statement of Deficiency in
               Stockholders' Equity For the period from inception
                    (October 30, 2002) to September 30, 2005
                                   (unaudited)

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
                                      ===========  ===========  ===========  ============  ===========  ===========  ===========

Sale of shares of common stock
for cash at $0.20 per share
in March 2005 for warrant
exercise, net of costs                  6,600,778        6,601    1,184,256            --           --           --    1,190,857

Value of warrants issued to members
of advisory commitee in March 2005             --           --      137,049            --           --           --      137,049

Accrued deferred compensation in
February, 2005 to a consultant
for 50,000 shares at $0.65 per
share. Committed but unissued                  --           --           --       (32,500)          --           --      (32,500)

Amortization of deferred
compensation for the three months
ended March 31, 2005                           --           --           --       149,061           --           --      149,061

Warrants exercised at $0.05
per share                                  80,000           80        3,920            --           --           --        4,000

Value of warrants issued to
members of advisory committees
in June 2005                                   --           --       70,781            --           --           --       70,781

Value of warrants issued to
investors and service providers                --           --       32,991            --           --           --       32,991

Amortization of deferred
compensation for the three months
ended June 30, 2005                            --           --           --        22,563           --           --       22,563

Conversion of notes payable into
232,153 common stock not yet issued            --           --           --            --       65,003           --       65,003

Issuance of 232,153 shares of common
stock for conversion of notes payable     232,153          232       64,771            --      (65,003)          --           --

Issuance of 100,000 shares of common
stock to consultant for services
provided                                  100,000          100        9,900            --           --           --       10,000

Amortization of deferred compensation
for the three months ended
September 30, 2005                             --           --           --        16,003           --           --       16,003

Value of warrants issued to advisory
committee in September 2005 for services       --           --       20,491            --           --           --       20,491

Loss for the nine months ended
September 30, 2005                             --           --           --            --           --   (4,008,024)  (4,008,024)

                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at September 30, 2005          69,436,319       69,436    9,447,102       (14,859)          --  (11,216,051)  (1,714,372)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                       Condensed Consolidated Statement of
                      Cash Flows For the nine months ended
                          September 30, 2005 and 2004,
                         And for the period of inception
                    (October 30, 2002) to September 30, 2005
                                   (Unaudited)


                                                                                          Cumulative
                                                          For the         For the         from Inception
                                                          Nine Months     Nine Months     (October 30,
                                                          Ended           Ended           2002) to
                                                          September 30,   September 30,   September 30,
                                                          2005            2004            2005
                                                          ------------    ------------    ------------

Cash flows from operating activities:
  Net loss                                                $ (4,008,024)   $ (4,053,068)   $(11,216,051)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

  Non-cash compensation                                        462,773       2,636,280       3,862,773
  Interest expense                                               4,007          74,517         156,407
  Amortization of discount on notes payable                         --         406,360       1,006,935
  Depreciation and amortization                                  2,401          12,454          28,418
  Changes in operating assets and liabilities:                      --
        Prepaid services and other assets                       (9,000)         33,543         (15,712)
        Accounts payable and accrued expenses                2,064,910         440,970       2,619,952
                                                          ------------    ------------    ------------
Net cash used in operating activities                       (1,482,933)       (448,944)     (3,557,278)

Cash flows from investing activities:

  Acquisition of property and equipment                             --              --          (8,087)
                                                          ------------    ------------    ------------
Net cash used in investing activities                               --              --          (8,087)

Cash flows from financing activities:

   Proceeds from notes payable                                      --         576,057       1,233,500
   Principal payments on notes payable and demand loans        (14,997)       (174,000)       (264,997)
   Shares of stock sold for cash                             1,190,857          31,200       3,259,903
   Procees from exercised of warrants                            4,000              --           4,000
   Officer repayment of amounts paid on his behalf                  --              --          19,880
   Cash paid on behalf of officer                                   --              --         (19,880)
   Cash paid on amount due to officer                               --              --              --
                                                          ------------    ------------    ------------
   Net cash provided by financing activities                 1,179,860         433,257       4,232,406

Net increase in cash and cash equivalents                     (303,073)        (15,687)        667,041

Cash and cash equivalents at beginning of period               970,114          10,534              --
                                                          ------------    ------------    ------------

Cash and cash equivalents at end of period                $    667,041    $     (5,153)   $    667,041
                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                       Condensed Consolidated Statement of
                      Cash Flows For the nine months ended
                          September 30, 2005 and 2004,
                         And for the period of inception
                    (October 30, 2002) to September 30, 2005
                             (Unaudited) (continued)


                                                                                          Cumulative
                                                          For the         For the         from Inception
                                                          Nine Months     Nine Months     (October 30,
                                                          Ended           Ended           2002) to
                                                          September 30,   September 30,   September 30,
                                                          2005            2004            2005
                                                          ------------    ------------    ------------
Supplemental disclosure of cash flow information:

Acquisition and capital restructure:
Assets acquired                                           $          --   $          --   $        --

Liabilities assumed                                                  --              --      (120,799)
Common stock retained                                                --              --        (2,369)
Adjustment to additional paid-in capital                             --              --       123,168
Organization costs                                                   --              --       350,000
                                                          -------------   -------------   -----------
Total consideration paid                                  $          --   $          --   $   350,000
                                                          =============   =============   ===========

Cash paid during the period for:
Interest                                                  $       1,486   $       4,553   $    44,286
                                                          =============   =============   ===========

Taxes                                                     $          --   $          --   $        --
                                                          =============   =============   ===========

Common stock issued in exchange for proprietary rights    $          --   $          --   $  9,250.00
                                                          =============   =============   ===========

Common stock issued in exchange for services              $      10,000   $   2,095,240   $ 2,925,286
                                                          =============   =============   ===========

Common stock issued in exchange for previously incurred
debt and accrued interest                                 $      65,003   $      35,000   $ 1,060,594
                                                          =============   =============   ===========

Common stock issued in exchange as interest               $          --   $          --   $    36,000
                                                          =============   =============   ===========

Amortization of beneficial conversion feature             $          --   $          --   $   223,269
                                                          =============   =============   ===========

Stock options and warrants issued in exchange for
      services rendered                                   $     261,312   $          --   $   762,744
                                                          =============   =============   ===========

Debt and accrued interest forgiveness from note holders   $          --   $          --   $    36,875
                                                          =============   =============   ===========

Common stock issued in satisfaction of accounts payable   $          --   $      29,132   $   157,219
                                                          =============   =============   ===========

Common stock issued in satisfaction of amounts due to
      an Officer and a Director                           $          --   $          --   $   180,000
                                                          =============   =============   ===========

Amortization of deferred compensation                     $     187,627   $          --   $   187,627
                                                          =============   =============   ===========

Fair value of common stock and warrants in
connection with the late filing of registration
statement.                                                $   2,072,831   $          --   $ 2,072,831
                                                          =============   =============   ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 19, 2005 and form 10-KSB/A filed with the Securities and Exchange Commission on May 2, 2005.

Business and basis of presentation
----------------------------------

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our development efforts are centered around two drug candidates derived from Homspera, Radilex(TM) and Viprovex(TM). Radilex has been formulated specifically for the indication of acute exposure to radiation. Viprovex was formulated specifically for applications relating to the treatment of maladies caused by exposure to various chemical and biological agents. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

Three months ended September 30, 2005:

                                    2005           2004
                                -----------    -----------
Net loss, as reported           $(1,081,095)   $(1,111,764)

Compensation recognized under
under APB 25                             --             --
Compensation recognized under
SFAS 123                             77,969             --
                                -----------    -----------

Pro forma net loss              $(1,159,064)   $(1,111,764)
                                ===========    ===========


Pro forma loss per share        $     (0.02)   $     (0.04)
                                ===========    ===========



Nine months ended September 30, 2005:

                                    2005           2004
                                -----------    -----------
Net loss, as reported           $(4,008,024)   $(4,053,068)

Compensation recognized under
under APB 25                             --             --
Compensation recognized under
SFAS 123                             77,969             --
                                -----------    -----------

Pro forma net loss              $(4,085,993)   $(4,053,068)
                                ===========    ===========


Pro forma loss per share        $     (0.06)   $     (0.15)
                                ===========    ===========

Interim financial statements
----------------------------

The accompanying balance sheet as of September 30, 2005, the statements of operations for the three and nine months ended September 30, 2005 and 2004, and for the period of inception (October 30, 2002) to September 30, 2005, and the statements of cash flows for nine months ended September 30, 2005 and 2004, and from the period of inception (October 30, 2002) to September 30, 2005 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Long-lived assets
-----------------

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted Inablity to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Prepaid services and other current assets
------------------------------------------

Prepaid services and other current assets consist of (i) salary advance to an employee of $2,300; (ii) deposits of $2,260; and (iii) prepaid consulting and legal fees of $11,153.

Licensed proprietary rights
---------------------------

The Company has licensed from its founders certain proprietary rights which the Company intends to utilize in the execution of its business plan. These proprietary rights are being amortized over the term of the license agreement, or ten years. The amount amortized during the three months ended September 30, 2005 and 2004 was $232 during each period. The amount amortized during the nine months ended September 30, 2005 and 2004 was $696 during each period. The Company amortized $2,626 for the period from October 30, 2002 (inception) to September 30, 2005.

Furniture and equipment
-----------------------

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

       Computer equipment         3 years
       Furniture                  7 years

The amounts depreciated for the three months ended September 30, 2005 and 2004 were $967 and $170, respectively. The amounts depreciated for the nine months ended September 30, 2005 and 2004 were $1,705 and $510, respectively. The amount depreciated from the date of inception (October 30, 2002) through September 30, 2005 was $3,293.

NOTE 2 - RELATED PARTY TRANSACTIONS

Proprietary rights agreements
-----------------------------

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

In February 2005, Drs. Witten and Harris executed assignment documents in which, for good and valuable consideration, patent applications and patents developed by them were assigned to ImmuneRegen BioSciences, Inc. The assignment documents included all of the patents and patent applications which were included in and covered by the Licensing Agreement, as amended. Drs. Witten and Harris have also assigned all proprietary technology developed at ImmuneRegen subsequent to the execution of the February 2005 assignment documents.

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

In October 2004, one of the Consultants elected to exchange 724,000 shares of the Company's common stock and a warrant to purchase an additional 362,000 (post-split) shares of common stock at an exercise price of $0.50 (post-split) in exchange for $90,500 of the $107,500 of the previously accrued and unpaid fees due him under the Consulting Agreement, and the balance of $17,000 was paid to the consultant. At December 31, 2004, there is no balance due to the Consultant.

In October 2004, because the remaining Consultant had not taken an active role in the management of the Company, he agreed that would forgive the amount accrued to him under the Consulting agreement of $107,500. The Company accounted for the transaction as a forgiveness of indebtedness under FAS No. 140 during the year ended December 31, 2004.

In March 2005, Dr. Harris resigned as consultant to us and our subsidiaries.

During the three months ended September 30, 2005, the Company paid $24,000 in consulting fees to the Consultant, and charged $19,000 of this amount to operations and $5,000 to prepaid consulting fees; During the three months ended September 30, 2004, the Company accrued the amount of $15,000 in consulting fees payable to the Company's Founders. During the nine months ended September 30, 2005, the Company paid a total of $62,000 to the Consultant, charging $31,000 of this amount to operations and the remaining $31,000 against the accrued liability; also during the nine months ended September 30, 2005, the Company accrued an additional $19,000 in consulting fees due to the Consultant. At September 30, 2005, there is a prepaid asset of $9,153 relating to these fees. During the nine months ended September 30, 2004, the Company accrued $90,000 in consulting fees payable to the Consultants.

Employment agreements
---------------------

Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid a salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with our President and Chief Executive Officer, Michael K. Wilhelm. Pursuant to this new employment agreement we shall pay an annual salary of $275,000 to Mr. Wilhelm through the term of his employment. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company. Also on August 10, 2005, Mr. Wilhelm received an option to purchase 103,030 shares of the Company's stock at a price of $0.33, which was 110% of the closing market price on the date of the option grant. These options vested on September 10, 2005. The Company valued these options using the intrinsic value method, and because the option price was less than the closing market price of the Company's common stock when the 103,030 options vested on August 10, 2005 there was no value assigned to these options.

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company. Mr. Fermanis also receives 100,000 shares of the Company's common stock, which are earned at the rate of 1/12 or 8,333 per month beginning January 2005. The Company charges to operations the market value of these shares as of the first day of each month. For the three months ended September 30, 2005, the Company charged $7,583 to operations for the issuance of 25,000 shares to Mr. Fermanis; for the nine months ended September 30, 2005, the Company charged to operations the amount of $31,916 for the issuance of 75,000 shares to Mr. Fermanis.


NOTE 3 - DEBT

During the nine months ended September 30, 2005, the Company paid two notes payable in the aggregate amount of $80,000. Payment was made by cash in the amount of $14,997, and by converting a note with a balance of $65,003 into 232,153 shares of the Company's common stock at a price of $0.28 per share. These shares were issued in July 2005.

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

In July 2005, the Company issued 232,153 shares of common stock at a price of $0.28 per share pursuant to the conversion of a note payable (see Note 5.)

In August 2005, the Company issued 100,000 shares of common stock pursuant to an agreement with a service provider. The fair value of these shares of $10,000 was amortized over the life of the contract, from July 2004 to July 2005.

Warrants
--------

During the three months ended March 31, 2005, the Company issued warrants to purchase 268,033 shares of common stock at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $137,049 three months ended March 31, 2005.

During the three months ended June 30, 2005, the Company issued warrants to purchase 366,814 shares of common stock at prices ranging from $0.038 to $1.00 per share. The Company also cancelled warrants to purchase 123,530 shares of common stock at a price of $2.00 per share. The Company valued these issuance and cancellations using the Black-Scholes valuation model, and charged the amount of $103,772 to operations during the three months ended June 30, 2005.

Also during the three months ended June 30, 2005, warrants to purchase 80,000 shares of common stock at a price of $0.05 per share were exercised.

During the three months ended September 30, 2005, the Company issued warrants to purchase 77,250 shares of common stock at prices ranging from $0.125 to $1.00 per share. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $20,491 to operations during the three months ended September 30, 2005.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.



                   Warrants Outstanding                                Warrants Exercisable
      ---------------------------------------------       ----------------------------------------------

                                   Weighted Average       Weighed                       Weighted Average
                                      Remaining           Average                          Remaining
      Exercise          Number     Contractual Life       Exercise        Number        Contractual Life
        Prices       Outstanding       (Years)             Price        Exercisable          (Years)
---------------------------------------------------------------------------------------------------------

     $0.01-0.10         519,780         3.64             $0.01-0.10       519,780            3.64
     0.125-0.21         903,919         3.72             0.125-0.21       903,919            3.72
      0.25-0.56       9,270,406         3.82              0.25-0.56     9,270,406            3.82
           1.00         830,844         2.29                   1.00       830,844            2.29
           2.00          49,050         3.49                   2.00        49,050            3.49
                     ----------        -----                           ----------            ----
                     11,573,999         3.69                           11,573,999            3.69
                     ==========        =====                           ==========            ====


Transactions involving warrants are summarized as follows:

                                                           Weighted Average
                                        Number of Shares   Price Per Share
                                         ---------------    ---------------

   Outstanding at January 1, 2005             17,666,210           $    .49
     Granted                                     268,033                .48
     Exercised                                (6,600,778)               .50
     Canceled or expired                              --                 --
                                              ----------           --------
   Outstanding at March 31, 2005              11,333,465           $    .47

     Granted                                     366,814                .32
     Exercised                                   (80,000)               .05
     Cancelled or expired                       (123,530)              2.00
                                              ----------         ----------
   Outstanding at June 30, 2005               11,496,749           $    .45

     Granted                                      77,250                .56
     Exercised                                        --                 --
     Cancelled or expired                             --                 --
                                              ----------         ----------
   Outstanding at September 30, 2005          11,573,999           $    .46
                                              ==========         ==========


The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2005
                                                       ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date        3.69% to 4.00%
     Expected stock price volatility               104% to 163%
     Expected dividend payout                           --
     Expected option life-years (a)                   3 to 5

Options
-------

We granted, prior to the merger with ImmuneRegen BioSciences, Inc., options to purchase 63,212 shares of our common stock at a weighted average exercise price of $25.00 per share to certain employees and consultants that are exercisable over various periods through March 2010. These stock options were granted outside of our 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

During the three months ended September 30, 2005, the Company issued options to an employee to purchase 103,030 shares of the Company's common stock at a price equal to 110% of the closing price of the Company's common stock on the date of issuance. The options have an exercise price of $0.33 and a term of five years. The Company valued these options using the intrinsic value method. Since the exercise price of the options was greater than the market value of the Company's stock at the date of issuance, the Company assigned $0 value to these options. Also during the three months ended September 30, 2005, the Company granted 150,000 discretionary incentive stock options to our Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have an exercise price of $0.44 and a term of five years. The Company valued these options using the intrinsic value method. Since the exercise price of the options was greater than the market value of the Company's stock at the date of issuance, the Company assigned $0 value to these options.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company.


                   Options Outstanding                                Options Exercisable
      ---------------------------------------------       ----------------------------------------------

                                   Weighted Average       Weighed                       Weighted Average
                                      Remaining           Average                          Remaining
      Exercise          Number     Contractual Life       Exercise        Number        Contractual Life
      Prices         Outstanding       (Years)             Price        Exercisable          (Years)
--------------------------------------------------------------------------------------------------------
     $0.33              103,030         4.86              $0.33           103,030            4.86
     $0.44              150,000         4.59              $0.44           150,000            4.59
    $25.00               63,212         4.50             $25.00            63,212            4.50
                     ----------        -----                           ----------            ----
                        316,242         4.66                              316,242            4.66
                     ==========        =====                           ==========            ====

Transactions involving options are summarized as follows:

                                                           Weighted Average
                        Number of Shares Price Per Share
                                         ---------------    ---------------

   Outstanding at January 1, 2005                 63,212           $  25.00
     Granted                                          --                 --
     Exercised                                        --                 --
     Canceled or expired                              --                 --
                                              ----------           --------
   Outstanding at March 31, 2005                  63,212           $  25.00

     Granted                                          --                 --
     Exercised                                        --                 --
     Cancelled or expired                             --                 --
                                              ----------         ----------
   Outstanding at June 30, 2005                   63,212           $  25.00

     Granted                                     253,030            $  0.40
     Exercised                                        --                 --
     Cancelled or expired                             --                 --
                                              ----------         ----------
   Outstanding at September 30, 2005             316,242            $  5.31
                                              ==========         ==========

Shares and warrants issuable due to late filing of registration statement
-------------------------------------------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration
Statement is made effective. As of September 30, 2005, the Company is required to issue additional 3,827,960 shares of common stock and warrants to purchase an additional 1,507,280 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,539,331 at September 30, 2005; the warrants have been valued at $533,500 at September 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at September 30, 2005 is $2,072,831. This amount was charged to finance cost during the nine months ended September 30, 2005 and are included in the Company's balance sheet at September 30, 2005 as accounts payable and accrued liabilities.

The Company anticipates completing the registration of these shares during the quarter ended December 31, 2005, but expects that an obligation to issue approximately 1,245,240 additional shares and 490,320 additional warrants at an aggregate cost of approximately $649,367 will be incurred.

NOTE 5 - SUBSEQUENT EVENTS

None.

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

Overview
--------

IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc. ("ImmuneRegen"), we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our development efforts are centered around two drug candidates derived from Homspera, Radilex(TM) and Viprovex(TM). Radilex has been formulated specifically for the indication of acute exposure to radiation. Viprovex was formulated specifically for applications relating to the treatment of maladies caused by the exposure to various chemical and biological agents. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice.

We own 2 issued U.S. and 2 issued foreign patents and 5 pending Patent Cooperation Treaty (PCT) applications, 6 pending U.S. applications and 15 pending foreign patent applications.

Our therapies and technologies utilizing Radilex, Viprovex and Homspera are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Our technologies utilizing Radilex, Viprovex and Homspera have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.

The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. Approval of the Unites States Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenue
-------

We are in the development stage and have no revenue.

Sales, general, and administrative expenses
-------------------------------------------

Sales, general, and administrative expenses ("SG&A") were $507,445 for the three months ended September 30, 2005, a decrease of $533,707 or approximately 51% compared to SG&A of $1,041,152 during the three months ended September 30, 2004. The decrease is primarily due to lower costs of non-cash compensation. For the three months ended September 30, 2005, this amount consisted primarily of officer compensation of $95,846, research and development of $83,020, legal and accounting fees of $79,085, other consulting fees of $73,621, payroll and related costs of $55,355, public relations and marketing of $30,164, and non-cash compensation costs of $23,586.

The Company expects SG&A to increase during the coming twelve months as we continue to utilize non-cash compensation in order to conserve cash, build out the Company's infrastructure, and continue to develop the Company's line of potential products.

Late filing of registration statement
-------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration
Statement is made effective. During the three months ended September 30, 2005, the Company incurred additional penalties in the amount of $579,575. As of September 30, 2005, the Company is required to issue additional 3,827,960 shares of common stock and warrants to purchase an additional 1,507,280 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,539,331 at September 30, 2005; the warrants have been valued at $533,500 at September 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at September 30, 2005 is $2,072,831. This amount was charged to finance cost during the nine months ended September 30, 2005 and are included in the Company's balance sheet at September 30, 2005 as accrued penalty for late registration of shares.

The Company anticipates completing the registration of these shares during the quarter ended December 31, 2005, but expects that an obligation to issue approximately 1,245,240 additional shares and 490,320 additional warrants at an aggregate cost of approximately $649,367 will be incurred.

Interest income / expense
-------------------------

Interest income (net) for the three months ended September 30, 2005 was $5,925, a decrease of $76,537 compared to interest expense (net) of $70,612 for the three months ended September 30, 2004. The decrease is due to a higher cash balances and a decrease in debt.

Net loss
--------

For the reasons above, primarily lower SG&A expenses and lower interest expenses offset by the late registration penalty, the net loss for the three months ended September 30, 2005 was $1,081,095, an decrease of $30,669 or approximately 3% compared to a net loss of $1,111,764 for the three months ended September 30, 2004.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as we move our line of potential products through the testing and approval phases, and as we build out our corporate infrastructure.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND
2004

Revenue
-------

We are in the development stage and have no revenue.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses were $1,939,800 for the nine months ended September 30, 2005 which is a decrease of $1,606,841 or approximately 45% compared to SG&A of $3,546,641 for the nine months ended September 30, 2004. The decrease is primarily due to lower costs of non-cash compensation. This expense is primarily comprised of non-cash compensation of $460,364, legal and accounting fees of $408,109, consulting fees of $268,598, officer compensation of $212,838, payroll and related costs of $149,809,, research and development of $108,439, public relation and marketing of $95,047, travel and entertainment of $82,546, and rent of $23,043.

Late filing of registration statement
-------------------------------------

In October 2004, the Company completed a private placement sale of shares of its common stock and warrants to purchase additional shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or the Company would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that the Company fails to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration
Statement is made effective. As of September 30, 2005, the Company is required to issue additional 3,827,960 shares of common stock and warrants to purchase an additional 1,507,280 shares of common stock. These shares have been valued at the market price of the common stock at the time each 30 day period, for a total of $1,539,332 at September 30, 2005; the warrants have been valued at $533,500 at September 30, 2005 utilizing the Black-Scholes valuation model. The total value of the common stock and warrants issuable pursuant to this late filing penalty at September 30, 2005 is $2,072,831. This amount was charged to finance cost during the nine months ended September 30, 2005 and are included in accrued penalty for late registration of shares in the Company's balance sheet at September 30, 2005.

The Company anticipates completing the registration of these shares during the quarter ended December 31, 2005, but expects that an obligation to issue approximately 1,245,240 additional shares and 490,320 additional warrants at an aggregate cost of approximately $649,367 will be incurred.

Interest expense (net)
----------------------

Interest income (net) was $4,607 for the nine months ended September 30, 2005, a decrease of $511,034 compared to interest expense of $506,427 for the nine months ended September 30, 2004. The decrease is due to a decrease in debt along with an increase cash balances.

Net loss
--------

For the reasons above, primarily lower SG&A expenses and lower interest expenses offset by the late registration penalty, the net loss for the nine months ended September 30, 2005 was $4,008,024, a decrease of $45,044 or approximately 1% compared to a net loss of $4,053,068 for the nine months ended September 30, 2004.

PLAN OF OPERATION

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products and general and administrative activities.

Product Research and Development
--------------------------------

We incurred an expense of $83,020 for the three months ended September 30, 2005 in research and development activities related to the development of Radilex and Viprovex versus an expense of $22,709 for the three months ended September 30, 2004. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $301,123 in research and development activities. These costs include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research Organizations ("CRO") for consulting related to our studies and costs of performing such studies.

If we are successful in obtaining additional funding through grants or investment capital, we anticipate that during the next 12 months we will increase our research and development activities by approximately $450,000 to a total of approximately $600,000 in an effort to further develop Radilex and Viprovex, excluding a radiation study on primates which we estimate will cost $1,500,000. If we are unable to raise additional capital, our research and development activities may be lessened. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks.

Our major research and development projects include:

RESEARCH AND DEVELOPMENT OF RADILEX IN RADIOLOGICAL EXPOSURE APPLICATIONS.
---------------------------------------------------------------------------

We have commenced initial testing of Radilex to record its potential therapeutic effects on the treatment of toxic radiation exposure. Our initial testing has been limited to seven prior mouse studies.

We are currently preparing the protocols for a radiation sensitivity study on rodents in which we will further validate our prior studies. We expect to begin the study within the next 60 days. We estimate that the study will be completed within 3 months upon commencement at an estimated cost of $100,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a treatment to acute radiation sickness. We expect this study to begin within the next twelve months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We expect an additional $1,500,000 will be required to complete the primate study in 2006.

If we are successful in completing the study and achieve the desired results, we intend to submit the necessary documentation to the FDA and other regulatory agencies for approval. If approval for Radilex is granted, we expect to begin efforts to commercialize our product immediately thereafter. We are anticipating revenues from the sale of Radilex beginning in calendar year 2008 as a treatment to the effects caused by irradiation.

If product development or approval does not occur as scheduled our time to reach market will be lengthened and our costs will substantially increase. Additionally, we may be requested to expand our findings to gather additional data or we may not achieve the desired results. If so, we may have to design new protocols and conduct additional studies. This will increase our costs and delay the time to market for Radilex as a possible therapeutic for radiation exposure. Any of these occurrences would have a material negative impact on our business and our liquidity as it may cause us to seek additional capital sooner than expected and allow our competitors to successfully enter the market ahead of us.

RESEARCH AND DEVELOPMENT OF VIPROVEX IN CHEMICAL AND BIOLOGICAL EXPOSURE
------------------------------------------------------------------------
APPLICATIONS.
-------------

We are currently continuing to conduct preliminary research and development on the efficacy of Viprovex as a potential treatment for toxic chemical and biological exposure. Our initial testing has been limited to early preclinical studies on rodent models. We estimate approximately $120,000 for additional studies related to the use of Viprovex in these areas over the next twelve months. We anticipate additional studies to begin in the fourth quarter of calendar 2005 and continue on an ongoing basis over the next three years. If we are successful in achieving desirable results, we intend to design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable treatment can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

RESEARCH AND DEVELOPMENT OF HOMSPERA IN WOUND HEALING APPLICATIONS.
-------------------------------------------------------------------

Within the next three months we plan to begin preclinical studies to determine if Homspera could become a compound that would be used in wound healing. We expect to begin studies in the first quarter of calendar 2006. We do not have any research and development expenses associated with the use of Homspera in wound healing in 2005, 2004 or 2003. We estimate approximately $120,000 for the costs of such studies over the next twelve months. We anticipate the completion of such studies within eight months of commencement of the studies. If we achieve desirable results, we will design the protocols and begin studies for these indications when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable product can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts thereby limiting our future potential revenues.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through September 30, 2005, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

REVENUES

We have not generated any revenues from operations from our inception. We believe we will begin generating revenues from operations during calendar year 2008 as we transition from a development stage company to that of an active growth and acquisition stage company.

COSTS AND EXPENSES

From our inception through September 30, 2005, we have incurred losses of $11,216,051. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had current assets of $682,754 consisting of cash of $667,041 and other current assets of $15,713. At September 30, 2005, we also had current liabilities of $2,408,545, consisting accrued penalty for late registration of $2,072,831 and accounts payable and accrued liabilities of $335,714. This resulted in net working deficit at September 30, 2005 of $(1,725,791). During the nine months ended September 30, 2005, the Company used cash in operating activities of $1,482,933. From the date of inception (October 30, 2002) to September 30, 2005, the Company has had a net loss of $11,216,051 and has used cash of $3,557,278 in operating activities.

The Company currently has no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, the Company has financed its operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through September 30, 2005 via the private placement of $3,263,903 of our common stock.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period of inception from October 30, 2002 to September 30, 2005, we were able to obtain financing of $4,232,406 from a series of private placements of our securities. Included in this amount was the conversion of $180,000 of accrued salary and consulting fees due to an officer and a director of the company. Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2006. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

During the nine months ended September 30, 2005, the Company paid off two notes payable, $14,997 in cash and $65,003 by converting into 232,153 shares of common stocks at $0.28 per share. These shares of common stock were issued in July, 2005.

Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid a salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with our President and Chief Executive Officer, Michael K. Wilhelm. Pursuant to this new employment agreement we shall pay an annual salary of $275,000 to Mr. Wilhelm through the term of his employment. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company.

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

Acquisition or disposition of plant and equipment
-------------------------------------------------

We did not dispose or acquire any significant property, plant or equipment during the three months ended September 30, 2005.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of employees
-------------------

From our inception through the period ended September 30, 2005, we have relied on the services of outside consultants for services and currently have six total employees, two contract employees and four full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis, our Chief Financial Officer; and, the third and fourth serve in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

RISK FACTORS

The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The Company operates in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the Company's control. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed.

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

As of September 30, 2005, the Company had a working capital deficit of $1,725,791. This amount consists of cash and current assets of $682,754, accounts payable of $170,909, accrued current liabilities of $164,805 and an accrued current liability of $2,072,831 related to a penalty for the late registration of the securities sold in the Company's recent private placement. The Company anticipates settling this late registration penalty in additional shares of common stock and warrants to purchase additional shares of common stock. If this non-cash liability were to be removed from the Company's working capital position, the Company would have working capital of $347,040. We have incurred a substantial net loss for the period from our inception in October 2002 to September 30, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2008 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

We are focused on product development and have not generated any revenue to date. We have incurred operating losses since our inception. Our net loss for the nine months ended September 30, 2005 and for fiscal year 2004 was $4,008,024 and $5,305,407, respectively. As of September 30, 2005, we had an accumulated deficit of $11,216,051.

OUR OPERATING EXPENSES ARE UNPREDICTABLE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. A significant portion of our revenue is anticipated to be derived from Radilex, Viprovex and Homspera; however the size and extent of such revenues are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we expand our operations.

WE MAY EXPERIENCE FLUCTUATION OF QUARTERLY OPERATING RESULTS WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: the level of demand for Radilex, Viprovex, Homspera and any other products; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of Homspera; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

IF OUR PLAN IS NOT SUCCESSFUL OR MANAGEMENT IS NOT EFFECTIVE, THE VALUE OF OUR COMMON STOCK MAY DECLINE.

Our operating subsidiary, ImmuneRegen BioSciences, Inc., was founded in October 2002. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can

o    ensure  that  our   products   function  as  intended  in  human   clinical
     applications;

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

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through January 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and,

o    any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond January 2006. Our working capital as of September 30, 2005 was $347,040 net of the accrual of securities pursuant to the penalty provision of our October 2004 private placement. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

IF WE DO NOT OBTAIN GOVERNMENT REGULATORY APPROVAL FOR OUR PRODUCTS, WE CANNOT SELL OUR PRODUCTS AND WE WILL NOT GENERATE REVENUES.

Our principal development efforts are currently centered around a class of drug candidates based on Homspera, a synthesized version of Substance P, a naturally occurring peptide. We believe that these candidates show promise for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. However, all drug candidates require U.S. Food and Drug Administration ("FDA") and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited preclinical studies of our potential drug candidates using various small animal models, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

WE WILL NEED TO CONDUCT SIGNIFICANT ADDITIONAL RESEARCH, PRECLINICAL TESTING AND CLINICAL TESTING BEFORE WE CAN FILE APPLICATIONS WITH THE FDA FOR APPROVAL OF OUR PRODUCT CANDIDATES.

To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our product candidates. Until such as time as our New Drug Application (NDA) is filed and subsequently approved, we will not be able to manufacture products.

Our research and preclinical testing is currently directed in developing products candidates based on our proprietary compound, Homspera. We have demonstrated in early preclinical studies evidence that may suggest that varying formulations of Homspera may be used to treat the suppression of the body's immune system caused by exposure to various forms of radiation, toxic inhalants and viral infectious diseases. As a research and development company, we may, from time to time, pursue the development of other products based on discoveries made during our studies. To differentiate from these other potential future applications, we are developing specific candidates under the name Radilex as a potential treatment for maladies caused by exposure to various forms of radiation, and Viprovex, as a potential treatment to various toxic inhalants and viral infectious diseases.

We are currently conducting formulation, toxicity and stability studies on Homspera, Radilex and Viprovex. We anticipate that these studies will be completed in 6 to 9 months.

Also in conjunction with these studies, we plan to begin a rodent study using Radilex. We expect the study to be completed within 6 to nine months. In parallel with the rodent study, we intend to begin our preparations for the filing of an Investigational New Drug Application (IND). We expect the IND to be filed with the FDA within the next 12 months. At the conclusion of the rodent study, we anticipate commencing a study in non-human primates. We expect this study to be completed within 16 months. Based on positive study results, we expect to file a New Drug Application (NDA) with the FDA in 24 to 36 months.

We are currently conducting a pre-clinical study on the efficacy of Viprovex as a treatment for exposure to anthrax with the Air Force School of Aeronautical Medicine. We expect this study to conclude within the next 45 to 60 days. In addition, we have recently prepared the protocol for a pre-clinical study using Viprovex in the treatment of influenza. We expect this study to begin in the first quarter of 2006 to be completed within 120 days. After the conclusion of these aforementioned studies, we expect to design and perform additional studies in order to ascertain if filing an IND for Viprovex is warranted.

ALL OUR APPLICATIONS ARE ALL DERIVED FROM THE USE OF HOMSPERA. IF HOMSPERA IS FOUND TO BE UNSAFE OR INEFFECTIVE, OUR BUSINESS WOULD BE MATERIALLY HARMED.

All our product candidates are derived from the use of Homspera. In addition, we expect to utilize Homspera in the development of any future products we market. If these current or future product candidates are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our business operations, since all of our primary revenue sources would be negatively affected by such findings.

IF WE FAIL TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, WE WILL HAVE TO CEASE OPERATIONS.

Our failure to develop and commercialize products successfully will cause us to cease operations. Our potential therapies utilizing Homspera, or more specifically Radilex and Viprovex, will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of Homspera. We currently are focusing our core competencies on the development of Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

Our therapies and technologies utilizing Homspera, including but not limited to Radilex and Viprovex, are at an early stage of development and may not be shown to be safe or effective and may never receive regulatory approval. Our technologies utilizing Homspera have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.

The results of our preclinical studies may not be indicative of future preclinical or clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. Approval of the Unites States Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

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

THE MARKET FOR TREATING ASPECTS OF ACUTE RADIATION SYNDROME AND EXPOSURE TO VARIOUS BIOLOGICAL AGENTS IS UNCERTAIN AND IF WE ARE UNABLE TO SUCCESSFULLY COMMERCIALIZE RADILEX OR VIPROVEX, WE WILL NOT RECOGNIZE A SIGNIFICANT PORTION OF OUR FUTURE REVENUES, IF ANY.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear, radiological or biological agents has been low. Accordingly, even if Radilex, our leading drug candidate to treat aspects of Acute Radiation Syndrome (ARS) and Viprovex, our leading candidate to treat exposure to various biological and chemical agents, are approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for Radilex and Viprovex is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. While we have filed a formal response to the U.S. Department of Health and Human Services Request for Information (RFI) for therapeutics to treat ARS, at least one other company has responded to this RFI, and we cannot guarantee that our response to this RFI will result in a U.S. Department of Health and Human Services Request for Proposal (RFP) or any stockpiling orders. A decision by the U.S. Government to enter into a commitment to purchase Radilex or Viprovex prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if Radilex or Viprovex is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for Radilex or Viprovex, that any such order would be profitable to us or that Radilex or Viprovex will achieve market acceptance by the general public.

IF WE DO NOT OBTAIN GOVERNMENT REGULATORY APPROVAL FOR OUR PRODUCTS, WE CANNOT SELL OUR PRODUCTS AND WE WILL NOT GENERATE REVENUES.

Our principal development efforts are currently centered around a class of drug candidates based on Homspera, a synthesized, modified analog of Substance P, a naturally occurring peptide. We believe that these candidates show promise for the treatment of diseases, conditions and situation in which the body's immune system is compromised or unable to respond appropriately. However, all drug candidates require U.S. Food and Drug Administration ("FDA") and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited preclinical studies of our potential drug candidates using various small animal models, significant additional studies as well as clinical trials are required, and we may not be able to demonstrate that these drug candidates are likely to be safe and effective for human use. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

THE LENGTHY PRODUCT APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PROPOSED PRODUCTS, AND THEREFORE ADVERSELY AFFECT THE TIMING AND LEVEL OF FUTURE REVENUES, IF ANY.

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

o    suspending manufacturing; or

o    withdrawing marketing clearance.

Additionally, the FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our applications. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Even if human clinical trials of Radilex, Viprovex and Homspera are initiated and successfully completed, the FDA may not approve Radilex, Viprovex and Homspera for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

The FDA has not designated expanded access protocols for Radilex, Viprovex and Homspera as "treatment" protocols. The FDA may not determine that Radilex, Viprovex and Homspera meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex, Viprovex and Homspera are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Radilex, Viprovex and Homspera. The FDA also may not consider Radilex, Viprovex and Homspera to be an appropriate candidate for acceptance as Emergency Use Authorization for Promising Medical Countermeasures Under Development, accelerated approval, expedited review or fast track designation.

IF WE FAIL TO OBTAIN APPROVAL FROM FOREIGN REGULATORY AUTHORITIES, WE WILL NOT BE ALLOWED TO MARKET OR SELL OUR PRODUCTS IN OTHER COUNTRIES, WHICH WOULD ADVERSELY AFFECT OUR LEVELS OF FUTURE REVENUES, IF ANY.

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

CLINICAL  TRIALS  MAY  FAIL  TO  DEMONSTRATE  THE  SAFETY  AND  EFFICACY  OF OUR
APPLICATIONS, THE EFFECT OF WHICH COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL AND THEREFORE ADVERSELY AFFECT THE TIMING AND LEVEL OF FUTURE REVENUES, IF ANY.

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

DELAYS IN THE CONDUCT OR COMPLETION OF OUR PRECLINICAL OR CLINICAL STUDIES OR THE ANALYSIS OF THE DATA FROM OUR PRECLINICAL OR CLINICAL STUDIES MAY RESULT IN DELAYS IN OUR PLANNED FILINGS FOR REGULATORY APPROVALS OR ADVERSELY AFFECT OUR ABILITY TO ENTER INTO COLLABORATIVE ARRANGEMENTS.

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

o new communications from regulatory agencies about how to conduct these studies; or,

o    failure to raise additional funds.

IF THE MANUFACTURERS OF OUR PRODUCTS DO NOT COMPLY WITH CURRENT GOOD MANUFACTURING PRACTICES REGULATIONS, OR CANNOT PRODUCE THE AMOUNT OF PRODUCTS NEED TO CONTINUE OUR DEVELOPMENT, WE WILL FALL BEHIND ON OUR BUSINESS OBJECTIVES.

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

OUR  LACK  OF  COMMERCIAL  MANUFACTURING,   SALES,  DISTRIBUTION  AND  MARKETING
EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

The manufacturing process of our proposed products is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products. We have not manufactured any of our products. We may not successfully arrange for contract manufacturing of our products in production quantities and this could prevent us from commercializing products or limit our profitability from our products.

WE RELY ON THIRD PARTY MANUFACTURERS FOR THE MANUFACTURE OF RADILEX, VIPROVEX AND HOMSPERA. OUR INABILITY TO MANUFACTURE RADILEX, VIPROVEX AND HOMSPERA, AND OUR DEPENDENCE ON SUCH MANUFACTURERS, MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE REVENUES, OR ADVERSELY AFFECT OUR PROFITABILITY.

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

For the manufacture of the applications under development, we obtain synthetic peptides from third party manufacturers. A synthesized version of substance P is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products and kits used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis. Although, we believe that the synthetic substance P and other materials necessary to produce Radilex, Viprovex and Homspera are readily available from various sources, and several suppliers are capable of supplying substance P in both clinical and commercial quantities, our dependence on such manufacturers, may delay or impair our ability to generate revenues, or adversely affect our profitability.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING RADILEX, VIPROVEX AND HOMSPERA WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

Our ability to earn sufficient revenue on Radilex, Viprovex and Homspera or any other proposed products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing Radilex, Viprovex and Homspera or any proposed products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Radilex, Viprovex and Homspera or any such other proposed products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

THE MEDICAL COMMUNITY MAY NOT ACCEPT AND UTILIZE RADILEX, VIPROVEX AND HOMSPERA, THE EFFECT OF WHICH WOULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING THE PRODUCT AND ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUE, IF ANY.

Our ability to market and commercialize Radilex, Viprovex and Homspera depends on the acceptance and utilization of Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about us and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of Homspera, the product upon which we expect to be substantially dependent, we may not be able to successfully commercialize Homspera or generate revenue.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY OR COSTS WHICH WOULD ADVERSELY IMPART OUR FUTURE OPERATING RESULTS AND DIVERT FUNDS FROM THE OPERATION OF OUR BUSINESS.

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

WE MAY FAIL TO PROTECT ADEQUATELY OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ALLOW COMPETITORS TO TAKE ADVANTAGE OF OUR RESEARCH AND DEVELOPMENT EFFORTS, THE EFFECT OF WHICH COULD ADVERSELY AFFECT ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

We own or have obtained a license to 2 issued U.S. and 2 issued foreign patents and 5 pending Patent Cooperation Treaty (PCT) applications, 6 pending U.S. applications and 15 pending foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes.

Our long-term success largely depends on our ability to market technologically competitive processes and products. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential until patent applications are published or the patent is issued, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over any patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

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

OUR PATENTS AND  PROPRIETARY  TECHNOLOGY MAY NOT BE ENFORCEABLE  AND THE PATENTS
AND PROPRIETARY TECHNOLOGY OF OTHERS MAY PREVENT US FROM COMMERCIALIZING PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

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

FAILURE TO COMPLY WITH  ENVIRONMENTAL  LAWS OR  REGULATIONS  COULD  EXPOSE US TO
SIGNIFICANT LIABILITY OR COSTS WHICH WOULD ADVERSELY IMPART OUR OPERATING RESULTS AND DIVERT FUNDS FROM THE OPERATION OF OUR BUSINESS HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We may be required to incur significant costs to comply with current or future environmental laws and regulations. Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, IR BioSciences Holdings, Inc. or ImmuneRegen BioSciences, Inc. could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS.

The execution of our present business plan depends on the continued services of Michael K. Wilhelm, our Chief Executive Officer and President, and Mark L. Witten, Ph.D., our acting Chief Scientific Officer. We do not currently maintain key-man insurance on their lives. While we have entered into employment agreements with each of them, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

A LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK AND THUS ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

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

SALES OR ISSUANCES OF ADDITIONAL EQUITY SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND YOUR RIGHTS IN US MAY BE REDUCED.

Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. An aggregate of 60,331,747 shares of our common stock are being registered with the SEC in a registration statement. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)      Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2001, service of process was effectuated upon GPN Network, Inc. with regard to a fee agreement between GPN Network, Inc. and Silver & Deboskey, a Professional Corporation located in Denver, Colorado. The complaint sought compensation for legal services allegedly rendered to DermaRx Corp. On November 7, 2002, the District Court in Denver, Colorado rendered judgment in favor of Silver & Deboskey in the amount of $28,091. At December 31, 2004, we had not paid any of this amount. The judgment of $28,091 has been accrued and is contained in the $2,408,545 of Accounts Payable and Accrued Liabilities on the Company's condensed consolidated balance sheet of June 30, 2005.

The judgment was subsequently settled in full for a cash payment of $35,107 paid on August 2, 2005 releasing the Company from all obligations under the judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company issued options to an employee to purchase 103,030 shares of the Company's common stock at a price equal to 110% of the closing price of the Company's common stock on the date of issuance. The options have an exercise price of $0.33 and a term of five years. The Company valued these options using the intrinsic value method. Since the exercise price of the options was greater than the market value of the Company's stock at the date of issuance, the Company assigned $0 value to these options. Also during the three months ended September 30, 2005, the Company granted 150,000 discretionary incentive stock options to our Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have an exercise price of $0.44 and a term of five years. The Company valued these options using the intrinsic value method. Since the exercise price of the options was greater than the market value of the Company's stock at the date of issuance, the Company assigned $0 value to these options.

During the three months ended September 30, 2005, the Company issued warrants to purchase 77,250 shares of common stock at prices ranging from $0.125 to $1.00 per share. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $20,491 to operations during the three months ended September 30, 2005.

On September 28, 2001, the Company entered into a $50,000 Convertible Promissory Note bearing 8% interest per month with an accredited investor. in accordance with the terms of the Promissory Note, the outstanding principal and accrued interest was converted into 232,153 shares of our common stock releasing the Company from any further obligation under the Note. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note and the shares. The investor represented to the Company that the investor was purchasing the securities for the investor's own account and not with a present view towards the distribution thereof. In addition, each investor acknowledged and agreed that the note and the shares had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. in accordance with the terms of the Promissory Note, the outstanding principal and accrued interest was converted into 232,153 shares of our common stock releasing the Company from any further obligation under the Note. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note and the shares. The investor represented to the Company that the investor was purchasing the securities for the investor's own account and not with a present view towards the distribution thereof. In addition, each investor acknowledged and agreed that the note and the shares had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

During the three months ended June 30, 2005, the Company issued a stock option to its chief executive officer to purchase 150,000 shares of common stock at a price of $0.44 per share.

During the three months ended September 30, 2005, the Company issued a stock option to its chief executive officer to purchase 103,030 shares of common stock at a price of $0.33 per share.

During the nine months ended September 30, 2005, the Company accrued the issuance of 3,827,960 shares of common stock and warrants to purchase an additional 1,507,280 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

10.1     Employment   Agreement  dated  August  10,  2005  by  and  between  the
         Registrant and Michael K. Wilhelm.

10.2 Change of Control Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm.

10.3 Severance Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm.

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



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2005.

     IR BioSciences Holdings, Inc.

     By:                                    /S/ Michael K. Wilhelm
                                            -----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer