Form 10KSB/A
period 2003-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


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

Yes                                                   No X
   ---                                                  ---

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

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of May 3, 2004: 27,581,274.

Documents Incorporated by reference:  None

Transitional Small Business Disclosure Format   Yes           No X
                                                   ---          ---

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Description of Business.............................................3


                                    PART III

Item 13. Exhibits and Reports on Form 8-K...................................17

         Signatures.........................................................18

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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

As December 31, 2003, our working capital totaled approximately $(866,040). We have incurred a substantial net loss for the period from our inception in

October 2002 to December 31, 2003, and currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may experience reduced profitability.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months. Our working capital as of December 31, 2004 was $(866,040). No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.


ALL OUR APPLICATIONS ARE ALL DERIVED FROM THE USE OF HOMSPERA. IF HOMSPERA IS FOUND TO BE UNSAFE OR INEFFECTIVE, WE WOULD HAVE NO POTENTIAL SOURCE OF REVENUES AND MAY BE REQUIRED TO CEASE OPERATIONS.

All our potential applications are derived from the use of Homspera. In addition, we expect to utilize Homspera in the development of any future products we market. If these current or future Homspera-based products are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our Homspera-based business operations, since all of our primary revenue sources would be negatively affected by such findings. In such an event, we may be required to cease operations.


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


THE MARKET FOR TREATING  ACUTE  RADIATION  SYNDROME IS  UNCERTAIN  AND IF WE ARE
UNABLE  TO  SUCCESSFULLY   COMMERCIALIZE   RADILEX,  WE  WILL  NOT  RECOGNIZE  A
SIGNIFICANT PORTION OF OUR PLANNED REVENUES.


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


OUR  LACK  OF  COMMERCIAL  MANUFACTURING,   SALES,  DISTRIBUTION  AND  MARKETING
EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.


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


ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING HOMSPERA, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.


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


THE MEDICAL COMMUNITY MAY NOT ACCEPT AND UTILIZE HOMSPERA, THE EFFECT OF WHICH WOULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING THE PRODUCT, AND ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUE, IF ANY.


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


PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY OR COSTS, WHICH WOULD ADVERSELY IMPART OUR FUTURE OPERATING RESULTS AND DIVERT FUNDS FROM THE OPERATION OF OUR BUSINESS.


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


FAILURE TO COMPLY WITH  ENVIRONMENTAL  LAWS OR  REGULATIONS  COULD  EXPOSE US TO
SIGNIFICANT LIABILITY OR COSTS WHICH WOULD ADVERSELY IMPART OUR OPERATING RESULTS AND DIVERT FUNDS FROM THE OPERATION OF OUR BUSINESS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.


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

A LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK, AND THUS ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.


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

PART III

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2005


                                        IR BIOSCIENCES HOLDINGS, INC.

                                        By: /s/ Michael K. Wilhelm
                                        -------------------------------------
                                        Michael K. Wilhelm
                                        President and Chief Executive Officer