Form 10QSB/A
period 2004-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

FORM 10-QSB/A
                                 AMENDMENT NO. 2


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

                        COMMISSION FILE NUMBER: 033-05384

                         IR BIOSCIENCES HOLDINGS, INC.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                              13-3301899
     -------------------------------                ------------------
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
                                                  ------------------------------

                                      N/A
                                      ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                TABLE OF CONTENTS

                                                                   PAGE NUMBER

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
        Condition or Plan of Operation..................................13


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K................................23
        Signatures......................................................24

                          PART I. FINANCIAL INFORMATION

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

Liquidity and Capital Resources
-------------------------------

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition of Plant and Equipment and Other Assets
---------------------------------------------------

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through the period ended March 31, 2004, we have relied on the services of outside consultants for services and have one (1) employee. Our sole full time employee is our Chief Executive Officer, Michael K. Wilhelm. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

As March 31, 2004, our working capital totaled approximately $(1,360,202). ImmuneRegen has incurred a substantial net loss for the period from its inception in October 2002 to March 31, 2004, and we are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if its operating expenses exceed its expectations, we may experience reduced profitability.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32 Certification pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)      Reports on Form 8-K

         None.
23

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2005.


                                    IR BIOSCIENCES HOLDINGS, INC.

                                    By: /s/ Michael Wilhelm
                                    ----------------------------------
                                    Michael Wilhelm
                                    President, Chief Executive Officer