Form 10QSB/A
period 2004-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

FORM 10-QSB/A
                                 Amendment No. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  -------------

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

           4021 N. 75th Street , Suite 201, Scottsdale, Arizona 85251
           ----------------------------------------------------------
                (Address of principal executive offices) Zip Code

Registrant's telephone number, including area code  (480) 922-3926
                                                    ---------------

                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                       IR BIOSCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION


  Item 2. Management's Discussion and Analysis of Financial Condition
          or Plan of Operation.................................................3

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K....................................15

          Signatures..........................................................16

                         PART I - FINANCIAL INFORMATION

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

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses ("SG&A") were $1,574,415 for the three months ended June 30, 2004 which is an increase of $1,293,543 or 461% compared to SG&A of $280,872 for the three months ended June 30, 2003. The increase is primarily comprised of non-cash compensation, legal and accounting fees, officer wages, research and development costs, consulting fees, and contract labor. We expect these costs to increase in the coming year as we continue to utilize non-cash compensation in order to conserve our cash, and as we seek further financing, implement our plan of operation, and build out our administrative and operational infrastructure.

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

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. It is expected that in order to implement its business plan, we will require additional capital. There can be absolutely no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all.

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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

As December 31, 2003, our working capital totaled approximately $ (1,711,655). We have incurred a substantial net loss for the period from our inception in October 2002 to June 30, 2004, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2004 and thereafter for the foreseeable future. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may experience reduced profitability.


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

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.


We have focused on product development and has not generated any revenue to date. We have incurred operating losses since our inception.


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


WE MAY FAIL TO PROTECT ADEQUATELY OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ALLOW COMPETITORS TO TAKE ADVANTAGE OF RESEARCH AND DEVELOPMENT EFFORTS, THE EFFECT OF WHICH COULD ADVERSELY AFFECT ANY COMPETITIVE ADVANTAGE WE MAY HAVE.


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


may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.01 to $4.50 between January 1, 2003 and June 30, 2004.


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