Form 10QSB/A
period 2004-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

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

           4021 N. 75th Street , Suite 201, Scottsdale, Arizona 85251
                (Address of principal executive offices) Zip Code

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

Number of Employees
-------------------

From our inception through the period ended September 30, 2004, we have relied on the services of outside consultants for services and have one (1) employee. Our sole full time employee is our Chief Executive Officer, Michael K. Wilhelm. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

As December 31, 2003, our working capital totaled approximately $ (1,947,049). We have incurred a substantial net loss for the period from our inception in October 2002 to September 30, 2004, and we are currently experiencing negative cash flow. ImmuneRegen expects to continue to experience negative cash flow and operating losses through at least 2004 and possibly thereafter. As a result, ImmuneRegen will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed its expectations, we may experience reduced profitability.

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


WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.


hawse have focused on product development and has not generated any revenue to date. We have incurred operating losses since our inception.


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

         Our research and preclinical testing is currently directed in developing products candidates based on our proprietary compound, Homspera. We have demonstrated in early preclinical studies evidence that may suggest that Homspera may be used to treat the suppression of the body's immune system caused by exposure to various forms of radiation, toxic inhalants and viral infectious diseases. As a research and development company, we may, from time to time, pursue the development of other products based on discoveries made during our studies.

         We intend to begin our preparations for the filing of an Investigational New Drug Application (IND). We expect the IND to be filed with the FDA within the next 24 months. We anticipate commencing a study in non-human primates in conjunction with the filing of the IND. We expect this study to be completed within 24 to 30 months. Based on positive study results, we expect to file a New Drug Application (NDA) with the FDA within the next 36 months.


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

THE MARKET FOR TREATING  ACUTE  RADIATION  SYNDROME IS  UNCERTAIN  AND IF WE ARE
UNABLE  TO  SUCCESSFULLY   COMMERCIALIZE  HOMSPERA,  WE  WILL  NOT  RECOGNIZE  A
SIGNIFICANT PORTION OF OUR PLANNED REVENUES.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if Homspera, our lead drug candidate to treat Acute Radiation Syndrome (ARS), is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. While we have filed a formal response to the U.S. Department of Health and Human Services Request for Information (RFI) for therapeutics to treat ARS, at least one other company has responded to this RFI, and we cannot guarantee that our response to this RFI will result in a U.S. Department of Health and Human Services Request for Proposal (RFP) or any stockpiling orders. A decision by the U.S. Government to enter into a commitment to purchase Homspera prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if Homspera is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for Homspera, that any such order would be profitable to us or that Homspera will achieve market acceptance by the general public.

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


                                       IR BIOSCIENCES HOLDINGS, INC.

                                       By: /s/ Michael Wilhelm
                                       ------------------------
                                       Michael Wilhelm
                                       President, Chief Executive Officer