Form 10KSB/A
period 2004-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the fiscal year ended December 31, 2004.

                                       OR

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER: 33-05384

                          IR BIOSCIENCES HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                              13-3301899
     --------------------------------              ------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

4021 N. 75th Street, Suite 201, Scottsdale, AZ                        85251
----------------------------------------------                      ---------
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

GENERAL

OVERVIEW


         IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Our principal development efforts through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., are currently centered around a class of drug candidates based on Homspera(TM), a synthesized, modified analog of Substance P, a naturally occurring peptide. Currently, the majority of our efforts are in the research and development of Radilex(TM), a compound derived from Homspera. Our current efforts are focused on potential uses of Radilex as a possible therapeutic in response to toxic radiological or nuclear exposure. Our research and development efforts are at a very early stage and Radilex has only undergone pre-clinical testing in mice. Currently, we own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications.

         Our patents and continued substance P research are derived from discoveries made during research studies funded by the Air Force Office of Scientific Research in early 1991 by our Chief Scientific Officer and Director, Dr. Mark Witten.

         In December 2002 we entered into consulting agreements on a month-to-month basis with Dr. Mark Witten and Dr. David Harris, who are our two founders and largest shareholders. Under the terms of these agreements, Drs. Witten and Harris agree to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of Drs. Witten and Harris a non-refundable fee of $5,000 per month. The company and Dr. Harris agreed to terminate the consulting agreement for Dr. Harris in March 2005.

         In December 2002, we entered into a royalty-free license agreement with Drs. Witten and Harris. Under the terms of the license agreement, Drs. Harris and Witten granted to us an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by them. Our obligations under this agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the U. S. Food and Drug Administration to us the right to market a product, , we will, for so long as we sell any product or medical application which incorporates or utilizes the patents, medical applications, and other technologies developed by Drs. Witten and Harris, maintain in full force and effect policies of general liability insurance (with Broad Form General Liability and Product Liability endorsements) with limits of not less than $1,000,000 per occurrence and $1,000,000 annual aggregate. The license agreement will terminate ten years after the date of the expiration of the last patent issued or issuing with respect to the licensed patents, medical applications, and other technologies.

         In February 2005, Drs. Witten and Harris executed assignment documents in which for good and valuable consideration patents and patents applications developed by them are assigned to ImmuneRegen BioSciences, Inc.

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

HOMSPERA AND SUBSTANCE P


         Substance P (SP) is a naturally occurring small (1348 D molecular weight) peptide of 11 amino acids that is localized to the nerves in the airways of several species, including humans. It is a member of the tachykinin family of neuropeptides, which are widely distributed in the peripheral and central nervous systems and have direct, receptor-mediated actions on most tissues and organs.

         Homspera is a propriety compound that is derived from Substance P and Radilex is a propriety compound derived from Homspera.

PRODUCTS IN DEVELOPMENT

RADILEX(TM)


         We are currently focusing our research and development efforts on Radilex as a potential therapeutic for exposure to lethal doses of radiation. As traditional efficacy studies would require healthy human volunteers to be exposed to potentially lethal effects of radiation, Radilex is being developed pursuant to a new rule enacted by the U.S. Food and Drug Administration (FDA) under which approval may be granted solely on the basis of proof of efficacy in relevant animal species and proof of safety in humans.


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


         Currently, we are finalizing the protocols for an eighth mouse study. We are designing this study to further proof of concept, as well as obtaining the optimum dosing regime, drug dosage levels and delivery method. This study will evaluate the possible survival impact of Radilex following exposure to various gamma radiation levels; to further validate the effects of Radilex on PARP-1 levels/expression following irradiation; to determine Radilex levels in major organs; to determine the impact of Radilex on survival when administered 12, 24 and 36 hours following colbalt radiation exposure; and, to validate and compare survival rates of aerosol versus intra muscular delivery. We expect this study to begin within the next 60 days.

         We are also finalizing the protocols that we believe will allow us to initiate large animal trials that will be necessary for establishing efficacy. We expect these studies to begin within the next 12 to 18 months. In conjunction with this, we are establishing protocols for toxicology and human safety studies that will be needed to support a New Drug Application (NDA).

         We are also researching the efficacy of Radilex as a treatment for exposure to various chemical and biological agents.

RESEARCH AND DEVELOPMENT

         We have spent approximately $150,091 and $42,972 in 2004 and 2003, respectively, in research and development activities. From our inception in October 2002, we have spent $193,063 in research and development activities.

COMPETITION


         The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Hollis-Eden Pharmaceuticals, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as VaxGen, Inc., Acambis plc and Emergent BioSolutions have developed or are developing vaccines against infectious diseases, including anthrax.

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


SECURITIES LAWS

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


         Our rights to the US Patent Nos. 5,945,508 and 5,998,376 have certain limitations with respect to the University of Arizona and the United States Air Force.

         Our agreements with the University of Arizona outline very specific rights in regard to our sponsored-supported projects. In accordance with our sponsored-supported project agreements, The University of Arizona retains the right to use data developed during these projects for non-commercial purposes, including teaching, research and education. ImmuneRegen BioSciences, Inc. retains the rights to trade secrets, inventions, developments and discoveries as limited by the University of Arizona's employment contracts in effect at the time the Intellectual Property was created. Further to this point, the principal investigator at the University of Arizona, Dr. Mark Witten, is a consultant to ImmuneRegen BioSciences, and, under the terms of his consulting agreement, ImmuneRegen BioSciences, Inc. retains rights to any developments or discoveries that he may make in the course of working for us.

         The United States Air Force has reserved a non-exclusive license to the patents in connection with Air Force grant F49620-94-1-0297 and may, under certain conditions, have commensurate or additional license rights under the Bayh-Dole Act.

         In December 2002 we entered into consulting agreements on a month-to-month basis with Dr. Mark Witten and Dr. David Harris, who are our two founders and largest shareholders. Under the terms of these agreements, Drs. Witten and Harris agree to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agree to pay each of Drs. Witten and Harris a non-refundable fee of $5,000 per month. In March 2005, Dr. Harris resigned as consultant to the Company and its subsidiaries.

         In December 2002, we entered into a royalty-free license agreement with Drs. Witten and Harris. Under the terms of the license agreement, Drs. Harris and Witten granted to us an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by them. Our obligations under this agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the U. S. Food and Drug Administration to us the right to market a product, , we will, for so long as we sell any product or medical application which incorporates or utilizes the patents, medical applications, and other technologies developed by Drs. Witten and Harris, maintain in full force and effect policies of general liability insurance (with Broad Form General Liability and Product Liability endorsements) with limits of not less than $1,000,000 per occurrence and $1,000,000 annual aggregate. The license agreement will terminate ten years after the date of the expiration of the last patent issued or issuing with respect to the licensed patents, medical applications, and other technologies.

         In February 2005, Drs. Witten and Harris executed assignment documents in which for good and valuable consideration patents and patents applications developed by them are assigned to ImmuneRegen BioSciences, Inc.


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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

         As of December 31, 2004, our working capital totaled approximately $593,533. We have incurred a substantial net loss for the period from our inception in October 2002 to December 31, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2007 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

         We are focused on product development and have not generated any revenue to date. We have incurred operating losses since our inception. Our net loss for fiscal year 2004 was $(5,305,407). As of December 31, 2004, we had an accumulated deficit of $ (7,208,027).

         We currently have no product candidates for sale in the United States, and we cannot guarantee that we will ever have marketable products in the United States. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the U.S. Food and Drug Administration ("FDA") and other regulatory authorities in the United States and abroad will approve the products for commercial marketing. We will need to conduct significant additional research, preclinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. In addition, to compete effectively, our future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

         We expect to incur losses as we research, develop and seek regulatory approvals for our products. If our products fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, our business may fail,


OUR OPERATING EXPENSES ARE UNPREDICTABLE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

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

         To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our product candidates. Until such as time as our New Drug Application (NDA) is filed and subsequently approved, we will not be able to market products domestically.

         We are currently conducting initial formulation studies in conjunction with ongoing animal and laboratory studies expanding our understanding of the mechanisms by which Radilex and Homspera exert their beneficial effects. Once a formulation is chosen, stability and initial toxicity studies will be done to support initial primate studies and the filing on an Investigational New Drug Application (IND). Formulation, stability and ongoing animal studies are expected to be completed over the next six to twelve months at an estimated costs of $300,000, enabling the IND filing within the next nine to twelve months. Human safety studies and animal efficacy studies in primates, at an estimated cost of $2 to $2.5 million, are expected to support filing of a New Drug Application (NDA) in 24 to 36 months months.


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

         Our therapies and technologies utilizing Radilex and Homspera is at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Our technologies utilizing Radilex and Homspera have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.


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

            o     suspending manufacturing; or

            o     withdrawing marketing clearance.

          Additionally, the FDA's policies may change and additional government regulations may be enacted, which could prevent or delay regulatory approval of our applications. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer..


          Even if human clinical trials of Radilex and Homspera are initiated and successfully completed, the FDA may not approve Radilex and Homspera for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.


          The FDA has not designated expanded access protocols for Radilex and Homspera as "treatment" protocols. The FDA may not determine that Radilex and Homspera meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex and Homspera are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Radilex and Homspera. The FDA also may not consider Radilex and Homspera to be an appropriate candidate for accelerated approval, expedited review or fast track designation.


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

WE RELY ON THIRD PARTY MANUFACTURERS FOR THE MANUFACTURE OF RADILEX AND HOMSPERA. OUR INABILITY TO MANUFACTURE RADILEX AND HOMSPERA, AND OUR DEPENDENCE ON SUCH MANUFACTURERS, MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE REVENUES, OR ADVERSELY AFFECT OUR PROFITABILITY.

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


          For the manufacture of the applications under development, we obtain synthetic peptides from third party manufacturers. A synthesized version of Homspera is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products and kits used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis. Although, we believe that the synthetic substance P and other materials necessary to produce Radilex and Homspera are readily available from various sources, and several suppliers are capable of supplying substance P in both clinical and commercial quantities, our dependence on such manufacturers, may delay or impair our ability to generate revenues, or adversely affect our profitability.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING RADILEX AND HOMSPERA, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

          Our ability to earn sufficient revenue on Radilex and Homspera or any other proposed products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing
Radilex and Homspera or any proposed products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Radilex and Homspera or any such other proposed products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

THE MEDICAL COMMUNITY MAY NOT ACCEPT AND UTILIZE RADILEX AND HOMSPERA, THE EFFECT OF WHICH WOULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING THE PRODUCT AND ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUE, IF ANY.

          Our ability to market and commercialize Radilex and Homspera depends on the acceptance and utilization of Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about us and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of Homspera, the product upon which we expect to be substantially dependent, we may not be able to successfully commercialize Homspera or generate revenue.


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


A LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK AND THUS ADVERSELY AFFECT THE VALUE OF ANY INVESTMENT IN OUR COMMON STOCK.


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

GENERAL


          IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our efforts are in the research and development of Radilex(TM), a compound derived from Homspera, our current efforts are focused on potential uses of Radilex as a possible therapeutic in response to toxic radiological or nuclear exposure. Our research and development efforts are at a very early stage and Radilex has only undergone pre-clinical testing in mice. Currently, we own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications. We own or have obtained a license to 4 issued U.S. and foreign patents and 24 pending U.S. and foreign patent applications


PLAN OF OPERATIONS

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

         Our major research and development projects include:

Research and development of Radilex.

          We are currently preparing the protocols for our eighth mouse study in which we will further validate our prior studies by collecting additional data as requested by the FDA and NIH. We expect to begin the eighth study within the next 60 days. We estimate that the study will be completed within 3 months upon commencement at an estimated cost of $70,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a treatment to acute radiation sickness. We expect this study to begin within the next twelve months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We have budgeted approximately $100,000 for expenses related to this study in our fiscal year ending December 31, 2005. We expect an additional $1,500,000 will be required to complete this study in 2006.

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

Research and development of Homspera in chemical and biological exposure applications.
--------------------------------------------------------------------------------

We are planning to conduct preliminary research and development on the efficacy of Homspera as a potential treatment for toxic chemical and biological exposure. We estimate approximately $100,000 for such studies related to the use of Homspera in these areas over the next twelve months. If we are successful in achieving desirable results, we intend to design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable treatment can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

Research and development of Homspera in wound healing applications.
-------------------------------------------------------------------

          Within the next twelve months we plan to begin preclinical studies to determine if Homspera could become a compound that would be used in wound healing. We do not have any research and development expenses associated with the use of Homspera in wound healing in 2004 or 2003. We have budgeted approximately $60,000 for the costs of such studies over the next twelve months. We anticipate the completion of such studies within eight months of commencement of the studies. If we achieve desirable results, we will design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable product can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.


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

REVENUES


         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2008 as we transition from a development stage company to that of an active growth and acquisition stage company.


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

InOne Contract
--------------


We have entered into a series of contracts with InOne Advertising & Design, Inc. ("InOne"). At the time of the initiation of the contracts, InOne employed the spouse of Michael Wilhelm, the Company's CEO. These contracts include (i) a three-year agreement dated January 13, 2003 whereby InOne will design and create certain corporate identity and marketing materials in exchange for 72,000 shares (post split) of our common stock and $15,000. This Agreement also provides that InOne will bill us on an hourly basis for additional services, as well as a $100,000 termination fee if the agreement is terminated as a result of a merger or acquisition of the Company; (ii) an Agreement dated March 14, 2003 whereby InOne will design, create, maintain, and host our website for one year in exchange for 140,000 shares (post split) of our common stock and $4,200; (iii) an Agreement dated December 30, 2003 whereby InOne will name and design a logo for respiratory infectious diseases, such as SARS (Viprovex), in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of tour common stock at a price of $0.125; (iv) an Agreement dated December 31, 2003 whereby InOne will name and design a logo for Acute Radiation Syndrome (ARS) medical countermeasure for radiation (Radilex) in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of our common stock at a price of $0.125.


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

                       Options Outstanding                                  Options Exercisable
   ----------------------------------------------------------  ----------------------------------------------
                                       Weighted Average            Weighted                      Weighted
                        Number       Remaining Contractual         Average         Number        Average
   Exercise Prices    Outstanding        Life (Years)           Exercise Price   Exercisable   Exercise Price
   ----------------------------------------------------------  ----------------------------------------------
        $25.00           63,212              5.25                   $25.00         63,212          $25.00

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

                    Warrants Outstanding                            Warrants Exercisable
     ------------------------------------------------    ------------------------------------------------
                                    Weighted Average       Weighed                    Weighted Average
                       Number          Remaining           Average                        Remaining
     Exercise       Outstanding    Contractual Life       Exercise        Number       Contractual Life
       Prices                           (Years)             Price      Exercisable          (Years)
     ------------------------------------------------    ------------------------------------------------
       $0.05-0.10         480,698         4.60             $0.05-0.10       480,698            4.60
       0.125-0.70         778,511         4.46             0.125-0.70       778,511            4.46
        0.25-0.56      15,498,021         4.68              0.25-0.56    15,498,021            4.68
             1.00         741,400         2.98                   1.00       741,400            2.98
             2.00         167,580         4.51                   2.00       167,580            4.51
                       ----------        -----                           ----------            ----
                       17,666,210         4.59                           17,666,210            4.59
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


 SIGNATURE                               TITLE                         DATE
 ---------                               -----                         ----
/s/ Michael K. Wilhelm    Chief Executive Officer, President and  November 16, 2005
-----------------------   Director (Principal Executive Officer)
Michael K. Wilhelm

/s/ John N. Fermanis      Chief Financial Officer (Principal      November 16, 2005
-----------------------   Financial and Accounting Officer)
John N. Fermanis

/s/ Theodore E. Staahl    Director                                November 16, 2005
-----------------------
Theodore E. Staahl, M.D.