Form 10QSB/A
period 2005-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

FORM 10-QSB/A
                                (Amendment No. 1)


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

                        COMMISSION FILE NUMBER: 033-05384

                          IR BIOSCIENCES HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)

                  Delaware                               13-3301899
      ---------------------------------              -------------------
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

                Condensed    Consolidated    Statement    of
                Operations  for the three months ended March
                31,  2005 and  2004,  and for the  period of
                inception  (October  30,  2002) to March 31,
                2005 ......................................................F-2

                Condensed  Consolidated  Statement of Stockholders'
                Equity From date of inception (October 30, 2002) to
                March 31, 2005 ............................................F-3

                Condensed  Consolidated  Statement  of  Cash
                Flows for the three  months  ended March 31,
                2005  and  2004,   and  for  the  period  of
                inception  (October  30,  2002) to March 31,
                2005 ......................................................F-7

                Notes to Condensed Consolidated Financial Statements ......F-9

     Item 2.    Management's  Discussion and Analysis of Financial
                Condition or Plan of Operation ..............................3

PART II         OTHER INFORMATION

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


                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
 Shares granted at $1.00 per share pursuant to
   the Senior Note Agreement in January 2004          600,000          600      599,400      (600,000)          --           --

 Shares issued at $1.00 per share to a
   consultant for services rendered in
   January 2004                                       800,000          800      799,200      (800,000)          --           --

Shares issued to a consultant at $0.62
   per share for services rendered in
   February 2004                                       40,000           40       24,760       (24,800)          --           --

 Shares issued to a consultant at $0.40 per
   share for services rendered in March 2004        1,051,600        1,051      419,589      (420,640)          --           --

 Shares issued to a consultant at $0.50 per
   share  for services rendered in March 2004         500,000          500      249,500      (250,000)          --           --

Shares sold for cash at $0.15 per share
   in March, 2004                                       8,000            8        1,192            --           --        1,200

 Shares issued at $0.50 per share to
   consultants for services rendered in
   March 2004                                          20,000           20        9,980            --           --       10,000

Shares issued to a consultant at  $0.40 per
   share  for services rendered in March 2004           2,000            2          798            --           --          800

Shares issued to consultants at $0.32 per
   share for services rendered in March 2004           91,600           92       29,220            --           --       29,312

Shares to be issued to consultant at $0.41 per
   share in April 2004 for services to be
   rendered through March 2005                             --           --           --       (82,000)          --      (82,000)

Shares granted pursuant to the New Senior Note
   Agreement in April 2004                            600,000          600      149,400      (150,000)          --           --

Shares issued to officer at $0.32 per share for
   services rendered in April 2004                    200,000          200       63,800            --           --       64,000

Conversion of note payable to common stock at
   $0.10 per share in May 2004                        350,000          350       34,650            --           --       35,000

Beneficial Conversion Feature associated with
   note payable in May 2004                                --           --       35,000            --           --       35,000

Issuance of warrants to officers and founder
   for services rendered in May 2004                       --           --      269,208            --           --      269,208

Shares to a consultant at $0.20 per share as a
   due diligence fee in May 2004                      125,000          125       24,875            --           --       25,000

Shares issued to a consultant at $1.00 per
   share for services to be rendered over
   twelve months beginning May 2004                   500,000          500      499,500      (500,000)          --           --

Beneficial Conversion Feature associated with
   notes payable issued in June 2004                       --           --        3,000            --           --        3,000

Issuance of warrants to note holders in April,
   May, and June 2004                                      --           --       17,915            --           --       17,915

Issuance of warrants to employees and
   consultants for services rendered in
   April through June 2004                                 --           --        8,318            --           --        8,318

Shares issued in July  to a consultant at
   $0.10 for services to be rendered through
   July 2005                                          250,000          250       24,750       (25,000)          --           --


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

Value of warrants issued to members of
   advisory committees in November
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


                                                                                         Cumulative
                                                         For the Three  For the Three  from Inception
                                                          Months Ended   Months Ended   (October 30,
                                                            March 31,     March 31,       2002) to
                                                              2005           2004      March 31, 2005
                                                          -----------    -----------    -----------

Non-cash investing and financing activities:

Acquisition and capital restructure:                      $        --    $        --    $        --
Assets acquired                                                    --             --             --
Liabilities assumed                                                --             --       (120,799)
Common stock retained                                              --             --         (2.369)
Adjustment to additional paid-in capital                           --             --        123,168
Organization costs                                                 --             --        350,000
                                                          -----------    -----------    -----------
Total consideration paid                                  $        --    $        --    $   350,000
                                                          ===========    ===========    ===========

Common stock issued in exchange for proprietary rights    $        --    $        --    $     9,250
                                                          ===========    ===========    ===========

Common stock issued in exchange for services              $        --    $ 2,878,006    $ 2,915,286
                                                          ===========    ===========    ===========

Common stock issued in exchange for previously incurred
   debt and accrued interest                              $        --    $   695,591    $   995,591
                                                          ===========    ===========    ===========

Common stock issued in exchange as interest               $        --    $    36,000    $    36,000
                                                          ===========    ===========    ===========

Amortization of beneficial conversion feature             $        --    $   162,709    $   223,269
                                                          ===========    ===========    ===========

Stock options and warrants issued in exchange
   for services rendered                                  $   137,049    $   406,571    $   629,481
                                                          ===========    ===========    ===========

Debt and accrued interest forgiveness from note holders   $        --    $    36,785    $    36,875
                                                          ===========    ===========    ===========

Common stock issued in satisfaction of accounts payable   $        --    $   157,219    $   157,219
                                                          ===========    ===========    ===========

Common stock issued in satisfaction of amounts due
   to an Officer and a Director                           $        --    $   180,000    $   180,000
                                                          ===========    ===========    ===========

Deferred compensation to a consultant accrued in
   March 2005                                             $    32,500    $        --    $    32,500
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

Business and Basis of Presentation
----------------------------------


IR BioSciences Holdings, Inc. ("Company") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our development efforts are centered around a class of drug candidates derived from Homspera, Radilex(TM) and Viprovex(TM). Radilex has been formulated specifically for the indication of acute exposure to radiation. Viprovex was formulated specifically for applications relating to the treatment of various chemical agents, such as exposure to formalin, and biological agents, such as infectious disease and other Class A pathogens. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.


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


In October 2004, the Company achieved the threshold amount of $2,000,000 in equity or debt financing (see Note I). As of October, 2004, the aggregate amounts due the Consultants under the Consulting Agreements were $215,000.


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

                                      F-12

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

Overview
--------


IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our efforts are focused on the research and development of potential uses of Radilex(TM), a compound derived from Homspera, as a possible therapeutic in response to toxic radiological or nuclear exposure. Our research and development efforts are at a very early stage and Radilex has only undergone pre-clinical testing in mice. We own or have obtained a license to 2 issued U.S. and 2 issued foreign patents and 5 pending Patent Cooperation Treaty (PCT) applications, 6 pending U.S. applications and 15 pending foreign patent applications.


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


Research and development of Radilex.
------------------------------------

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

RESEARCH AND DEVELOPMENT OF VIPROVEX IN CHEMICAL AND BIOLOGICAL EXPOSURE APPLICATIONS.
--------------------------------------------------------------------------------

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

Research and development of Homspera in  Wound Healing Applications.
--------------------------------------------------------------------

Within the next six to nine months we plan to begin preclinical studies to determine if Homspera could become a compound that would be used in wound healing. We expect to begin studies in the fourth quarter of calendar 2005. We do not have any research and development expenses associated with the use of Homspera in wound healing in 2004 or 2003. We have budgeted approximately $60,000 for the costs of such studies over the next twelve months. We anticipate the completion of such studies within eight months of commencement of the studies. If we achieve desirable results, we will design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable product can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.


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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

We have incurred a substantial net loss for the period from our inception in October 2002 to March 31, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2008 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

We are focused on product development and have not generated any revenue to date. We have incurred operating losses since our inception. Our net loss for fiscal year 2004 was $(5,305,407). As of March 31, 2005, we had an accumulated deficit of $ (8,047,524).

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


As of March 31, 2005, our cash and cash equivalents totaled approximately $1,600,000. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least through December 31, 2005. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.


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

         We are currently conducting formulation, toxicity and stability studies on Homspera, Radilex and Viprovex. We anticipate that these studies will be completed in 12 to 15 months.

         Also in conjunction with these studies, we plan to begin a rodent study using Radilex. We expect the study to be completed within 12 to 15 months. In parallel with the rodent study, we intend to begin our preparations for the filing of an Investigational New Drug Application (IND). We expect the IND to be filed with the FDA within the next 16 to 18 months. At the conclusion of the rodent study, we anticipate commencing a study in non-human primates. We expect this study to be completed within 20 to 24 months. Based on positive study results, we expect to file a New Drug Application (NDA) with the FDA within the next 36 months.


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

Our therapies and technologies utilizing Radilex and Viprovex are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Our technologies utilizing Radilex, Viprovex and Homspera have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, any potential products based on Homspera may not be successfully developed or shown to be safe or effective.

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


THE MARKET FOR TREATING ACUTE RADIATION SYNDROME (ARS) AND EXPOSURE TO VARIOUS BIOLOGICAL AGENTS IS UNCERTAIN IF WE ARE UNABLE TO SUCCESSFULLY COMMERCIALIZE RADILEX OR VIPROVEX, WE WILL NOT RECOGNIZE A SIGNIFICANT PORTION OF OUR PLANNED REVENUES.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear,radiological or biological agents has been low. Accordingly, even if Radilex, our lead drug candidate to treat Acute Radiation

Syndrome (ARS)or Viprovex our leading candidate to treat exposure to various biological agents, is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for Radilex and Viprovex is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. While we have filed a formal response to the U.S. Department of Health and Human Services Request for Information (RFI) for therapeutics to treat ARS, at least one other company has responded to this RFI, and we cannot guarantee that our response to this RFI will result in a U.S. Department of Health and Human Services Request for Proposal (RFP) or any stockpiling orders. A decision by the U.S. Government to enter into a commitment to purchase Radilex or Viprovex prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if Radilex or Viprovex is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for Radilex or Viprovex, that any such order would be profitable to us or that Radilex or Viprovex will achieve market acceptance by the general public.

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


The FDA has not designated expanded access protocols for Radilex, Viprovex and Homspera as "treatment" protocols. The FDA may not determine that Radilex, Viprovex and Homspera meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex, Viprovex and Homspera are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Radilex, Viprovex and Homspera. The FDA also may not consider Radilex, Viprovex and Homspera to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

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


ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING RADILEX, VIPROVEX AND HOMSPERA, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

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

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products are alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoids liability exposure, significant costs could be incurred that could hurt our financial performance.

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


TRADING IN OUR SECURITIES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND THUS ADVERSELY AFFECT THE VALUE OF ANY INVESTMENT IN OUR COMMON STOCK.


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