Form 10QSB/A
period 2005-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2005-11-16
CIK 793043

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

PART II  OTHER INFORMATION

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds... 19

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
                                      ===========  ===========  ===========  ============  ===========  ===========  ===========

Sale of shares of common stock
for cash at $0.20 per share
in March 2005 for warrant
exercise, net of costs                  6,600,778        6,601    1,184,256            --           --           --    1,190,857

Value of warrants issued to members
of advisory committee in March 2005            --           --      137,049            --           --           --      137,049

Accrued deferred compensation in
February, 2005 to a consultant
for 50,000 shares at $0.65 per
share. Committed but unissued                  --           --           --       (32,500)          --           --      (32,500)

Amortization of deferred
compensation for the three months
ended March 31, 2005                           --           --           --       149,061           --           --      149,061

Warrants exercised at $0.05
per share                                  80,000           80        3,920            --           --           --        4,000

Value of warrants issued to
members of advisory committees
in June 2005                                   --           --       70,781            --           --           --       70,781

Value of warrants issued to
investors and service providers                --           --       32,991            --           --           --       32,991

Amortization of deferred
compensation for the three months
ended June 30, 2005                            --           --           --        22,563           --           --       22,563

Conversion of notes payable into
232,153 common stock not yet issued            --           --           --            --       65,003           --       65,003

Loss for the six months ended
June 30, 2005                                  --           --           --            --           --   (2,926,929)  (2,926,929)
                                       ----------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at June 30, 2005               69,104,166       69,104    9,351,940       (30,862)      65,003  (10,134,956)    (679,771)
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


In October 2004, the Company achieved the threshold amount of $2,000,000 in equity or debt financing. As of October 2004, the aggregate amounts due the Consultants under the Consulting Agreements were $215,000.


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


The Company anticipates completing the registration of these shares during the quarter ended December 31, 2005, but expects that an obligation to issue approximately 2,659,587 additional shares and 1,047,227 additional warrants.


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


The Company anticipates completing the registration of these shares during the quarter ended December 31, 2005, but expects that an obligation to issue approximately 2,659,587 additional shares and 1,047,227 additional warrants.


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

RESEARCH AND DEVELOPMENT OF VIPROVEX IN CHEMICAL AND BIOLOGICAL EXPOSURE APPLICATIONS.
------------------------------------------------------------------------

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

Research and development of Homspera in Wound Healing Applications.

Within the next six months we plan to begin preclinical studies to determine if Homspera could become a compound that would be used in wound healing. We expect to begin studies in the fourth quarter of calendar 2005. We do not have any research and development expenses associated with the use of Homspera in wound healing in 2004 or 2003. We have budgeted approximately $60,000 for the costs of such studies over the next twelve months. We anticipate the completion of such studies within eight months of commencement of the studies. If we achieve desirable results, we will design the protocols and begin studies for these indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable product can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through June 30, 2005, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.


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


WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

We have incurred a substantial net loss for the period from our inception in October 2002 to June 30, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2008 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

We are focused on product development and have not generated any revenue to date. We have incurred operating losses since our inception. Our net loss for fiscal year 2004 was $(5,305,407). As of June 30, 2005, we had an accumulated deficit of $ 10,134,956.

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

All our potential applications are derived from the use of Homspera. In addition, we expect to utilize Homspera in the development of any future products we market. If our current or future Homspera-based products are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our Homspera-based business operations, since all of our primary revenue sources would be negatively affected by such findings. In such an event, we may be required to cease operations.

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

         We are currently conducting formulation, toxicity and stability studies on Homspera, Radilex and Viprovex. We anticipate that these studies will be completed in 9 to 12 months.

         Also in conjunction with these studies, we plan to begin a rodent study using Radilex. We expect the study to be completed within 9 to 12 months. In parallel with the rodent study, we intend to begin our preparations for the filing of an Investigational New Drug Application (IND). We expect the IND to be filed with the FDA within the next 12 to 16 months. At the conclusion of the rodent study, we anticipate commencing a study in non-human primates. We expect this study to be completed within 16 to 20 months. Based on positive study results, we expect to file a New Drug Application (NDA) with the FDA within the next 36 months.

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


THE MARKET FOR TREATING ASPECTS OF ACUTE RADIATION SYNDROME AND EXPOSURE TO VARIOUS BIOLOGICAL AGENTS IS UNCERTAIN AND IF WE ARE UNABLE TO SUCCESSFULLY COMMERCIALIZE RADILEX OR VIPROVEX, WE WILL NOT RECOGNIZE A SIGNIFICANT PORTION OF OUR FUTURE REVENUES, IF ANY

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear, radiological or biological agents has been low. Accordingly, even if Radilex, our leading drug candidate to treat aspects of Acute Radiation Syndrome (ARS) and Viprovex, our leading candidate to treat exposure to various biological agents, are approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for Radilex and Viprovex is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. While we have filed a formal response to the U.S. Department of Health and Human Services Request for Information (RFI) for therapeutics to treat ARS, at least one other company has responded to this RFI, and we cannot guarantee that our response to this RFI will result in a U.S. Department of Health and Human Services Request for Proposal (RFP) or any stockpiling orders. A decision by the U.S. Government to enter into a commitment to purchase Radilex or Viprovex prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if Radilex or Viprovex is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for Radilex or Viprovex, that any such order would be profitable to us or that Radilex or Viprovex will achieve market acceptance by the general public.

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

The FDA has not designated expanded access protocols for Radilex, Viprovex and Homspera as "treatment" protocols. The FDA may not determine that Radilex, Vaporvex and Homspera meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex, Viprovex and Homspera are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Radilex, Viprovex and Homspera. The FDA also may not consider Radilex, Viprovex and Homspera to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

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


We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our proposed products, we do produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, IR BioSciences Holdings, Inc. or ImmuneRegen BioSciences,Inc. could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

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

PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


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


     IR BioSciences Holdings, Inc.

                                            By:  /s/ Michael K. Wilhelm
                                            ----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer