Form 10KSB
period 2005-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2006-03-28
CIK 793043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2005.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ].

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO
   -----        ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of March 24, 2006 (based on the average of the bid and asked prices as reported by the NASD OTC Bulletin Board as of that date) was approximately $21,208,577.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of March 24, 2006: 69,536,319.


Documents Incorporated by reference: The information required by Part III of Form 10-KSB incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal yearend, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

Transitional Small Business Disclosure Format  Yes       No  X
                                                  -----    -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----



                                     PART I



Item 1.  Description of Business............................................ 4



Item 2.  Description of Property............................................37



Item 3.  Legal Proceedings..................................................37



Item 4.  Submission of Matters to a Vote of Security Holders................37



                                     PART II


Item 5.  Market for Registrant's Common Stock, Related Stockholder
         Matters............................................................38



Item 6.  Management's Discussion and Analysis or Plan of Operation..........39



Item 7.  Financial Statements......................................F-1 to F-25



Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure................ 48



Item 8A. Controls and Procedures............................................48



Item 8B.  Other Information.................................................48



                                    PART III



Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act...........................49



Item 10. Executive Compensation.............................................50



Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.........................53



Item 12. Certain Relationships and Related Transactions.....................55



Item 13. Exhibits...........................................................58



Item 14. Principal Accountant Fees and Services.............................63

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

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential therapeutics for a number of applications. All therapeutics in development are based on Sar9, Met
(O2)11-Substance P, an analog of the naturally occurring human neuropeptide Substance P. This neuropeptide can be found throughout the body, including in the airways of humans and many other species. We use the generic name Homspera to refer to the synthetic Sar9, Met (O2)11-Substance P peptide. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals.

         Currently, the majority of our development efforts are centered on two potential therapeutic applications for the active ingredient in Homspera. Radilex is being formulated specifically for the potential treatment of acute exposure to radiation. Viprovex is being formulated specifically for potential applications relating to the treatment of maladies caused by exposure to various chemical and biological agents. We are currently sponsoring ongoing pre-clinical studies in these areas, specifically two mouse radiation studies on the efficacy of Radilex in treating acute radiation exposure and a rodent study on the efficacy of Viprovex in treating exposure to anthrax. We are designing the protocols for additional radiation studies in mice using Radilex. Additionally, we are designing the protocols for an avian flu study in mice using Viprovex. Both studies have institutions with facilities committed to perform them when, and if, protocols and funding are finalized.

         To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug
(PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome and the other for the potential use of Viprovex in the treatment of avian influenza. In addition, we have recently submitted a PIND data package for the use of Viprovex in the potential treatment of chemical exposure. We intend to file final radiation study data from mice with the FDA within six months, and at this time we will request a meeting with the FDA regarding the authorization of a large animal study protocol to test the efficacy of Radilex as a potential treatment for acute radiation syndrome. Also within the next six to twelve months, we plan to submit an Investigational New Drug (IND) application for the potential use of Viprovex in treating Acute Respiratory Distress Syndrome (ARDS).

         We have filed patent applications and provisional patent applications, where applicable, in many jurisdictions, inside and outside of the United States, for the use of the active ingredient Sar9, Met (O2)11-Substance P in applications that we are researching. We own two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty (PCT) applications, seven pending U.S. provisional patent applications and 16 pending foreign provisional patent applications.

         Our current potential drug candidates, Radilex and Viprovex and other technologies utilizing Homspera, are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in humans. There is no guarantee that regulatory authorities will ever permit human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if human testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

         The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any commercial applications using Homspera or any derivatives thereof. Delays in planned patient enrollment in our future clinical trials may result in increased costs, program delays or both. None of our potential applications or technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential applications may not achieve market acceptance. Any potential applications resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

         To date, we have not obtained regulatory approval for or commercialized any applications using Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.

COMPANY HISTORY

         We were originally incorporated in the State of Delaware in June 1985 under the name Vocaltech, Inc. to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices. We completed our initial public offering of our securities in October 1987. In January 1992, we effected a 1-for-6.3 reverse stock split of our common stock. We changed our name to InnoTek, Inc. in November 1992. In December 1994, we acquired all of the outstanding stock of InnoVisions, Inc., a developer and marketer of skin protective products, discontinued our prior operations in their entirety and changed our name to DermaRx Corporation. In April 2000, we effected a reverse merger with a subsidiary of Go Public Network, Inc., which was engaged in assisting early-stage development and emerging growth companies with financial and business development services. We changed our name to GoPublicNow.com, Inc., effected a 1-for-5 reverse stock split and discontinued our prior operations in their entirety. In November 2000, we changed our name to GPN Network, Inc. In July 2001, we discontinued the operations of GPN Network, Inc. in their entirety and began looking for appropriate merger partners. Our objective became the acquisition of an operating company with the potential for growth in exchange for our securities. In July 2003, we effected a reverse merger with ImmuneRegen BioSciences, Inc., adopted our current business model and thereafter changed our name to IR BioSciences Holdings, Inc. In July 2003, we effected a 1-for-20 reverse stock split, and in April 2004, we effected a 2-for-1 stock split. ImmuneRegen BioSciences, Inc. was incorporated in October 2002; all information contained herein refers to the operations of ImmuneRegen BioSciences, Inc., our wholly-owned operational subsidiary.

RECENT EVENTS

         On December 13, 2005 the Board granted 1,000 discretionary incentive stock options to an employee. The options have an exercise price of $0.31 and a term of five years.

         On August 10, 2005, we entered into a new employment agreement with our President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum and provides for bonus incentives. Our Board of Directors granted 103,030 discretionary incentive stock options to our Chief Executive Officer, Michael K. Wilhelm, per this new employment agreement. The options have an exercise price of $0.33 and a term of five years.

         In June 2005, we issued 80,000 shares of common stock pursuant to the exercise of a warrant at a price of $0.05 per share.

         On May 20, 2005, our Board of Directors granted 150,000 discretionary incentive stock options to our Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have an exercise price of $0.44 and a term of five years.

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

         On December 9, 2004 we filed for trademarks with US Patent and Trademark Office (USPTO) for Homspera, Radilex and Viprovex. Federal trademark applications are pending. As of the date of this report, no similar registered or pending marks have been found which would bar registration.

         In October 2004, we completed a private placement, whereby we sold an aggregate of $2,450,000 worth of units to accredited investors. Each unit was sold for $10,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price by $0.125, and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares of our common stock equal to fifty percent (50%) of the number of shares included within the unit, at a price equal to $0.50 per share of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as a registration statement that includes these shares and warrants is made effective. As of December 31, 2005, we are required to issue an additional 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock. At the time these liabilities were incurred, the shares were valued at $1,991,923 and the warrants were valued at $638,838. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $2,630,761 was charged to operations as cost of Penalty for late registration of shares during the year ended December 31, 2005.

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

         Further to the private placement, we entered into a settlement agreement with certain creditors whereby for full and complete satisfaction of claims totaling an aggregate of $157,218, we issued to the creditors the following: (a) a number of shares of our common stock determined by dividing the $157,218 by $0.125, and (b) warrants to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares of our common stock equal to fifty percent (50%) of the number of shares described above, at a price equal to $0.50 per share of common stock. The warrants are identical to the warrants issued in the private placement. Pursuant to the settlement we issued an aggregate of 1,257,746 shares of common stock and warrants to purchase 628,873 shares of common stock. Under the terms of the settlement agreement, the creditors released us from all claims, known or unknown, relating to the $157,218 claim amount.

         Between June 2003 and August 2004 eleven investors entered into fifteen convertible promissory notes totaling $558,500 with interest rates ranging between 8% and 12% and having various maturities. In October 2004, these notes were converted into equity in the aggregate amount of $558,500 plus accrued interest of $56,757. For full and complete satisfaction of debt, we issued to the note holders the following: (a) a number of shares of our common stock determined by dividing the debt amount by an amount between $0.075 and $0.125, and (b) warrants to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares of our common stock equal to fifty percent (50%) of the number of shares described above, at a price equal to $0.50 per share of common stock. The warrants are identical to the warrants issued in the October 2004 private placement. Pursuant to the debt conversion we issued an aggregate of 6,694,149 shares of common stock and warrants to purchase 3,347,076 shares of common stock. Under the terms of the conversion agreement, the note holders released us from all claims, known or unknown, relating to the debt amount.

         We also previously issued convertible promissory notes in the aggregate principal amount of $35,000. On December 24, 2004 all outstanding principal and accrued interest was forgiven by the noteholder. Consideration of $100.00 was paid by us to the noteholder. Under the terms of the agreement, the noteholder released us from all claims, known or unknown, relating to the amount owed.

         Effective December 17, 2004, Eric Hopkins resigned from his position as our Chief Financial Officer. Effective December 22, 2004, our Board of Directors appointed John N. Fermanis to serve as our Chief Financial Officer. Our Board resolved to issue 100,000 shares of registered common stock to Mr. Fermanis for his acceptance of this position. These shares were issued to Mr. Fermanis in May 2005.

         Effective December 22, 2004, Dr. Harris resigned from his position as a member of our Board of Directors and a member of the Board of Directors of ImmuneRegen BioSciences, Inc., our subsidiary

         Effective December 22, 2004, Steven J. Scronic resigned from his position as our Corporate Secretary. Effective December 22, 2004, our board of directors appointed Michelle R. Laroche to serve as our Corporate Secretary.

APPLICATIONS IN DEVELOPMENT

SUBSTANCE P AND HOMSPERA (Sar9, Met (O2)11-Substance P)
-------------------------------------------------------

         Substance P, discovered in 1931, is a naturally occurring small (1348 D molecular weight) peptide of 11 amino acids that is found throughout the body. Relevant to our current studies, Substance P is localized to the nerves in the airways of many species, including humans. It is believed to be the most potent member of the tachykinin family of neuropeptides, which are widely distributed in the peripheral and central nervous systems and have direct, receptor-mediated actions on most tissues and organs.

         In an attempt to find a commercially viable Substance P analog with similar or expanded capabilities, scientists, including our co-founders, Drs. Mark Witten and David Harris, working in the area of Substance P and pulmonary function developed a Substance P analog (Sar9, Met (O2)11-Substance P). In the opinion of management, this compound has been shown to have Neurokinin-1 (NK1) receptor specificity, which has become the basis for our research and development efforts. Homspera is the name by which we refer to the chemical Sar9, Met (O2)11-Substance P in the context of our research and development.

Radilex and Viprovex
--------------------

         The majority of our development efforts are centered on two drug candidates formulated from Homspera, Radilex and Viprovex. The active ingredient, Homspera, is chemically equivalent in both Radilex and Viprovex. As they are used in differing indications and the formulations and dosing regimens may ultimately also differ, we have created trade names to more easily differentiate the two potential applications with respect to their development and potential future market opportunities. Radilex is the name of the preparation being tested to potentially protect against radiation exposure. Viprovex is the name of the anti-viral preparation for indications to potentially protect against exposure to various chemical and biological agents.


-----------------------------------------------------------------------------------------------------------
                                                                                  Trade names for different
              Chemical Name and Amino Acid Sequence            Generic Name      formulations / indications
-----------------------------------------------------------------------------------------------------------
Sar9, Met (O2)11-Substance P    Arg-Pro-Lys-Pro-Gln-Gln-Phe-      Homspera        Radilex         Viprovex
                                Phe-Sar-Leu-Met(O2)-NH2
-----------------------------------------------------------------------------------------------------------

Applications

         Our potential applications are based on various formulations of Homspera. We currently have potential applications at various stages of pre-clinical development. Our initial pre-clinical applications are in acute radiation syndrome (Radilex) and infectious disease and chemical exposure (Viprovex.)

         The basis for our development of potential uses of Homspera is derived from observations made during research funded by the Air Force Office of Scientific Research in early 1994 by our co-founders Dr. Mark Witten and Dr. David Harris. During this research it was observed that the exposure of animals to jet fuel (JP-8) resulted in pathological changes in the lungs and immune systems of those exposed. In the opinion of management, these studies further showed that the administration of Sar9, Met(O2)11-Substance P prevented and reversed the effects of JP-8 jet fuel exposure in the lungs, as well as protected and regenerated the immune system. It is our opinion that, based on the results of these studies, Homspera directly treats the effects of toxic exposure on living cells by inhibiting cell apoptosis (cell-initiated death process). We continue to explore the multiple potential capabilities of Sar9, Met (O2)11-Substance P and to better understand the mechanisms by which this compound can potentially provide protection against gamma radiation, respiratory viruses and various chemical and biological agents.

         As traditional efficacy studies would require healthy human volunteers to be exposed to the potentially lethal agents or pathogens, which cannot be done, we intend to apply for approval based upon a new rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart
I), which is also referred to as the "animal efficacy rule." Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. Through development under this paradigm, management believes near-term development opportunities may exist and development costs are lessened compared to the more traditional drug development model, as Phase II and Phase III of the FDA required drug approval process are not required. Under either scenario, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

         The table below illustrates our current product candidates and their stage of development within the FDA approval process.


----------------------------------------------------------------------------------------------------------
Product Candidate      Pharmacological    Animal      Pre-Clinical
                       Identification     Safety      Mechanistic       Phase I     Phase II*   Phase III*
----------------------------------------------------------------------------------------------------------
Acute Radiation
Syndrome
     Radilex             In-progress      Planned     In-progress

Infectious disease
     Viprovex            In-progress      Planned     In-progress

Chemical exposure
     Viprovex            In-progress
----------

* In development under the animal efficacy rule Phase II and Phase III are potentially not required.

         To date we have been issued two Pre-Investigational New Drug (PIND) numbers by the U.S. Food & Drug Administration (FDA) - one for the use of Radilex in the treatment of acute radiation syndrome and one for the use of Viprovex in the treatment of avian influenza. In addition, we have recently submitted a PIND for the use of Viprovex in the treatment of chemical exposure. We expect to file a final radiation study using data collected from our mice studies with the FDA within six months. At this time we will request a meeting regarding the establishment of the protocols necessary for a large animal study to test the efficacy of Radilex as a potential treatment for acute radiation syndrome. Also within the next twelve months, we expect to submit an
Investigational New Drug (IND) application for the use of Viprovex in potentially treating Acute Respiratory Distress Syndrome (ARDS).

RADILEX

         To date we have sponsored five studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to determine dose response to radiation, the maximum efficacious dose of Radilex, the impact on survival and to distinguish survival response between aerosol delivery versus intra muscular delivery. In each of these studies mice were exposed to varying levels of radiation. In the opinion of management, these studies have demonstrated in C57BL/6 mouse model studies that Radilex-treated mice exhibited survival rates of up to 50% at 90 days post-radiation exposure to an otherwise lethal dose of whole body ionizing radiation. Additionally, it was observed that these mice had normal immune system function at the 90-day post-radiation time point compared to longitudinal control mice. Thus far, in our opinion, the results from our sponsored and co-sponsored rodent studies using Radilex demonstrate efficacy in treating acute radiation syndrome when administered via an inhaler device without requiring any prophylactic treatment. If these results can be reproduced in further studies, including large animal studies, we believe that our treatment could potentially increase an individual's chance of survival in the event of exposure to radiation.

         Currently, we are sponsoring additional pre-clinical studies on mice to confirm the potential efficacy of Radilex in treating acute radiation syndrome. In parallel with these studies we are also determining the protocols that we believe will allow us to initiate large animal clinical trials that will be necessary for establishing efficacy per the animal efficacy rule. Assuming adequate funding is available to us, we expect these large animal studies to begin within the next 12 to 18 months. In conjunction with this, we are establishing protocols for toxicology and human safety studies that will also be needed to support a New Drug Application (NDA).

         Prior to our formation, initial studies were conducted using Homspera (now Radilex) under the direction of our co-founders, Dr. Mark Witten and Dr. David Harris. These studies are summarized below.

            o Mouse radiation study number one was an initial pilot study using C57BL/6 male mice sponsored by the Air Force Office of Scientific Research (AFOSR). This study was initiated at the University of Arizona College of Medicine, Tucson, Arizona on September 24, 2002. This study attempted to identify an LD50 value, that is, the dose of radiation after which 50% of the mice will die, for subsequent standardization of exposure. The study found that, in the opinion of the lead scientists, the dose rate being delivered in the model system was so great that an LD50 value could not be determined, therefore lower doses were to be explored in subsequent studies.

            o Mouse radiation study number two was a pilot study sponsored by the AFOSR. This study was initiated at the University of Arizona College of Medicine, Tucson, Arizona on January 24, 2003. This study lowered the radiation dosage (from 10 Gy to 9
                  Gy) and administered now Radilex via aerosol administration to determine if the drug had efficacy by increasing survival time from the potentially lethal dose of radiation. The lead scientists believe that this study demonstrated that Radilex treatment after 9 Gy radiation may have efficacy against acute radiation syndrome and that the radiation exposed, Radilex treated mice lived an average of two days longer than untreated, radiation exposed mice.

         Our sponsored and co-sponsored studies completed to date, as well as current and planned studies with regard to the development of Radilex are summarized below.

            o Pilot mouse radiation study number 3, co-sponsored by us, was performed at the University of Arizona College of Medicine, Tucson, Arizona, starting on April 10, 2003. The study was intended to determine if Radilex treatment would prolong life in C57BL/6 male mice exposed to a single total body irradiation 7.75 Gy dose of Gamma radiation. In the opinion of management, this study demonstrated that a treatment of a 50 micromolar dose of Radilex kept 25% of the mice alive until 37 days after radiation until the experiment was terminated. The U.S. Food & Drug Administration and the National Cancer Institute utilize a 30-day survival time limit to determine recovery from acute radiation syndrome.

            o Pilot mouse radiation study number 4, co-sponsored by us was initiated at the University of Arizona College of Medicine, Tucson, Arizona on June 16, 2003. This study was conducted to analyze whether higher concentrations of Radilex treatment would prolong life in C57BL/6 male mice exposed to a single total body dose of lethal radiation. In the opinion of management, this study demonstrated that the treatment at the higher concentration level was not efficacious in increasing mouse survival time from a potentially lethal dose of gamma radiation.

            o Pilot mouse radiation study number 5, sponsored by the AFOSR and co-sponsored by us was initiated at the University of Arizona College of Medicine, Tucson, Arizona on July 11, 2003. This study was designed to confirm radiation lethality and Radilex efficacy of Radilex in preventing lethality in mice. In the opinion of management, this study, replicating pilot radiation mouse study number 3, demonstrated efficacy in increasing mouse survival from a potentially lethal dose of radiation. 50% of radiation-exposed, Radilex-treated mice survived to 90 days post exposure when they were euthanized. Further, in the opinion of management, results of the study showed that when compared with non-irradiated mice, the Radilex-treated, radiation-exposed mice showed no significant differences in their immune system.

            o Pilot mouse radiation study number 6, sponsored by us, was initiated at the University of Arizona College of Medicine, Tucson, Arizona on June 28, 2004. This study was initiated at the request of the US FDA to determine efficacy in treating radiation exposure with Radilex by intramuscular injection, rather than inhalation.

                  The test subjects consisted of 300 mice separated into three groups of 100. Each group was exposed to different levels of radiation - 7 Gy, 8 Gy (lethal dose) and 9 Gy (lethal dose) - and consisted of 25 male subjects treated with Radilex, 25 female subjects treated with Radilex, and the corresponding control subjects. Each mouse was given a single dose of radiation, and then all non-control mice received a dose of Radilex by direct muscle injection on a daily basis for 60 consecutive days.

                  In the opinion of management, based on the findings of the study, direct muscle injection was observed to be less effective at similar dosing parameters. We believe this finding may be due to a difference of neurokinin receptors in the lungs of the mice to those in the skeletal muscle, as Radilex is believed to be a neurokinin-1 receptor agonist. Past research has shown the predominant neurokinin receptor in the lungs is the neurokinin-1 receptor, whereas, the predominant neurokinin receptor in rodent skeletal muscle was demonstrated to be the neurokinin-2 receptor.

                  Furthermore, while conducting this study, scientists believe that they witnessed potential wound healing properties of Radilex. During the testing, some of the subjects developed open wounds from natural causes. At the end of the 60-day study, the injuries of the control group remained, while the wounds of the Radilex treated mice had healed. We have filed a provisional patent for the use of Radilex in the promotion of wound healing. If additional funding becomes available in the future, we may look to further study this potential use of Radilex.

            o Pilot mouse radiation study number 7, sponsored by ImmuneRegen, was initiated at the University of Arizona College of Medicine, Tucson, Arizona on November 20, 2004. This study was intended to find a maximum efficacious dose of Homspera in mice exposed to total body 7.75 Gy dose of Gamma radiation. All mice remained alive until 17 days post
                  exposure,   when  they  were  exposed  to  a  second  dose  of
                  radiation, at 9 Gy. All of the mice died at roughly the same time. In the opinion of management, this study may have been confounded by the fact that the mice spent their first 7 days post-exposure in Biolevel 2 conditions which maintains a lower bacterial load, masking the immunocompromised subjects' vulnerability to elements that would impact study results.

            o A blood profile study sponsored by us was conducted at the University of Arizona College of Medicine, Tucson, Arizona beginning on August 25, 2005. This was an exploratory pilot study to demonstrate protection of C57BL/6 mice from neutropenia and thrombocytopenia (decreases in systemic neutrophils and platelets, respectively) and lethality following a single dosage of gamma radiation of 8.25 Gy. In the opinion of management, efficacy was demonstrated, as the treated mice trended toward restored blood and platelet cell numbers with normalized pathology of bone marrow compared to the control group. Although the study demonstrated efficacy, we were unable to demonstrate mechanistic effects due to an inability to collect enough blood for adequate study.

            o On January 9, 2006, based on these studies and other pre-clinical observations, we sponsored a radiation sensitivity animal model study using C57BL/6 mice at the University of Arizona College of Medicine, Tucson. We designed this radiation study to further the proof of concept for the formulation of Sar9, Met (O2)11-Substance P with either a TFA salt or HCl salt. We expect this study to be completed by April 2006.

            o We have finalized the protocols for what we believe will be our final phase of rodent studies. Based on these protocols we are currently sponsoring a radiation study on mice. This study commenced on February 28, 2006 and is being conducted at Oak Ridge National Laboratory. This study was designed to follow the AFRRI model for radiation sickness. The purpose of this study is to provide confirmation evidence supporting the efficacy of Radilex as a treatment to a lethal dose of radiation exposure. Several factors are being evaluated in this study, including dosage, route of administration, and the need for, and extent of, required pretreatment. In our opinion, if these studies are deemed successfully completed, under the current animal efficacy rule, we will qualify to move to studies in large animals. We estimate the initial study of this phase of rodent studies will be concluded within 90 days of initiation at a cost of approximately $90,000.

         On January 14, 2004, we received a Pre-Investigational New Drug Application (PIND) number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome. We are currently inserting new data and summarizing recent study results. We expect to file an updated PIND submission for the use of Radilex in the treatment of acute radiation syndrome with this new data to the FDA's Department of Counterterrorism within the next 120 days. If desirable results are achieved, we anticipate filing the results of the Oak Ridge National Laboratory study with the FDA's Department of Counterterrorism within the next 6 to 9 months. At such time, we would request a meeting with the FDA to establish a protocol for a Radilex study on primates.

VIPROVEX

         We are also researching the efficacy of Viprovex as a potential treatment for exposure to various chemical agents, including formalin, and biological agents, including influenza and anthrax, as well as a potential treatment for acute respiratory distress syndrome (ARDS). Based on past research, the active ingredient in Viprovex (Sar9, Met (O2)11-Substance P), in the opinion of management, plays an important role during early responses of the lungs to various substances, including, what we believe to be a blocking of the inflammatory cascade that potentially leads to the destruction of lung tissue.

         To date, we have only conducted limited preclinical studies with regard to the development of Viprovex. In the opinion of management, preliminary results from pilot studies reveal the potential effects of Viprovex on the immune system, including protection and replenishment, increased cytokines (TNF(alpha), interferon-gamma) that reflect system activation, enhanced phagocytotic activity, potential dendritic cell/T cell activation, inhibition of apoptosis and increased T cell mitogenesis. It is the opinion of management that these results may underlie the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.

         Prior to our formation, initial studies were conducted using Homspera (now Viprovex) under the direction of our co-founder and Director, Dr. Mark Witten. These studies were the basis for our research and development efforts. A series of initial studies were conducted on the efficacy of Homspera (now Viprovex) in treating JP-8 jet fuel induced immunotoxicity in mice. Mice were administered a dose of JP-8 jet fuel to develop a chemically-induced AIDS with the near total destruction of all immune system cells. In the opinion of management, aerosol treatment with Viprovex directly stimulated the production of immune system cells which remained viable after Viprovex treatment.

         Pilot  studies  to  date  and  current   studies  with  regard  to  the
development of Viprovex are summarized below.

            o In September 2003, a third party pilot study was conducted at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory using Homspera (now Viprovex) as a potential treatment for mice infected with the LP-BM5 murine leukemia retrovirus. In the mice infected with the LP-BM5 murine leukemia retrovirus, it is the opinion of management that Viprovex treatment caused a seven-fold increase in spleen interferon-gamma production and a significant increase in spleen T-cell mitogenesis. Based on these findings, it is the opinion of management that the administration of exogenous interferon-gamma has potential efficacy, suggesting that increased endogenous production may enhance protection against some respiratory viruses.

            o In October 2003 the AFOSR sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. These studies demonstrated, in the opinion of management, that in mice exposed to the irritant JP-8 jet fuel and then inoculated with the Hong Kong respiratory virus
                  (HKV), the elevated levels of inflammatory cells in their lungs were reduced in animals also treated with Viprovex. In contrast to hydrocarbon-weakened control animals exposed to the virus, animals also treated with Viprovex did not develop the clinical symptoms of viral infection, the increases in alveolar macrophages and neutrophils in broncho-alveolar lavage fluid, and the loss of ciliated epithelium (the latter as determined by electron microscopy). Treated animals also had lower levels of leukotriene B4 than animals not treated with Viprovex. Elevated LTB4 would attract the inflammatory cells, particularly neutrophils, which would follow infection with virus. Electron micrographs showed no virus particles in the Viprovex-treated animals, in contrast to the HKV/JP-8 controls, suggesting, in our opinion, that Viprovex actually prevented viral replication and pathology, perhaps by stimulating the pulmonary alveolar macrophages to actively phagocytose the virus more effectively. Without virons in the lungs, there would be no need to mount an immune response.

                  Based on the results of this study, it is the opinion of management that Viprovex may be used to enable the body's own immune system to naturally fight off flu strains. Thereby, opening up the possibility that Viprovex could be used either as a stand alone treatment or as an adjunct to a vaccine or other therapy. Further, based on the results from this study we are pursuing government and military collaborations to test Viprovex on treating avian influenza (H5N1).

            o We co-sponsored an asthma pilot study in February, 2005 initiated at the University of Arizona by Dr. Mark Witten. The pilot study was to determine if Viprovex is effaceable in blocking the development of airway hyperactivity. Twenty-three male C57BL/6 mice, seven of which were controls, were exposed to cigarette/cigar smoke to induce an "asthma-like" bronchoconstrictive condition. The mice were divided into cigar or cigarette smoking groups and half of each received a daily aerosol treatment of Viprovex. Dr. Witten then administered one hour smoke exposure for five days a week for three consecutive weeks. In the opinion of management, the results indicated that Viprovex treatments could be utilized to attenuate the development of airway hyperactivity after toxic exposure to either cigarette or cigar smoke.

            o A third party formalin pilot study in rats was initiated at the University of Arizona College of Medicine, Tucson, Arizona sponsored by Dr. Witten on August 22, 2005. This study was designed to determine if aerosolized Viprovex would be efficacious in attenuating lung injury after chemical (formalin) exposure. The data collected from the study was given to us by Dr. Witten and, in the opinion of management, indicates that Viprovex treatment before formalin exposure to the lungs greatly attenuated the lung injury normally induced by formalin as evidenced by electron micrographs and lethality. Based on these results, as additional research and development funding is made available to us we plan to conduct additional studies on the use of Viprovex as a treatment for chemical exposure, to include chemicals such as formalin and ricin.

            o We are sponsoring a series of studies with Hyperion Biotechnology Inc. at their laboratory facilities located at Brooks City-Base in San Antonio, Texas with the cooperation of the U.S. Air Force School of Aerospace Medicine (USAFSAM). We designed these studies based on our opinion that Viprovex may block the inflammatory cascade that can lead to the destruction of lung tissue and our conjecture that Viprovex may have a similar effect on combating exposure to anthrax spores.

                  These studies are being conducted in hope of determining the efficacy of Viprovex in treating exposure to anthrax bacilli. The purpose of these studies is to determine if Viprovex will reduce the mortality rate of an active infection of pulmonary anthrax. These tests will also look for efficacy of Viprovex as a preventive to pulmonary anthrax sickness.

                  The first of these studies was initiated in October 2005. Logistical considerations related to number of animals requiring exposure and performance of a full Viprovex dose-response curve within specified time limits following anthrax exposure required the experiment be performed in two sections, and it is incomplete at this time. The second half of the full dose-ranging experiment began in February, 2006.

         On November 29, 2005 we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian flu was issued on December 19, 2005 (PIND No. 73,709). We expect to continue to investigate the efficacy of Viprovex in the treatment of avian influenza, with the goal of submitting an application for an IND under the animal efficacy rule within the next 12 to 18 months.

         Based on the results of this formalin pilot study in rats, we applied for a PIND from the HHS for the use of Viprovex in treating chemical exposure on November 28, 2005. As we await PIND status, we intend to plan additional studies to further our research and development activities as it relates to this indication.

         Based on data from early initial and subsequent studies indicating the potential use of Viprovex in treating chemically induced ARDS, we plan to submit an IND application to the FDA for the treatment of the effects of ARDS using Viprovex within the next 12 to 18 months.

         Due to our liquidity and limited cash available our spending on research and development activities in 2004 and 2005 was limited. We spent approximately $113,731 and $150,091 in 2005 and 2004, respectively, in research and development activities related to the development of Radilex and Viprovex as protectants against the effects of chemical, biological, radiological and nuclear threats. From our inception in October 2002, we have spent $306,794 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Siegel among others, have been classified in consulting fees for consistency of financial reporting.

         If we are successful in obtaining additional funding through grants or investment capital, we anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $3,500,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes a radiation study on large animals, which we estimate will cost up to $2,500,000 depending on the choice of contractor, additional animal pharmacology studies, formulation and animal safety/toxicity studies, as well as, small pilot pharmacological studies exploring possible additional indications. If we are unable to raise additional capital, our research and development activities may be lessened.

         The preliminary results of our pre-clinical studies using Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

POTENTIAL FUTURE PIPELINE APPLICATIONS

         During our research and development efforts, we may, from time to time, observe results that may lead to other potential applications using Homspera. At the time of such an observation, we may design studies to further evaluate the use for the indication. If these further studies support our initial observations, we may file provisional patent applications for the use of Homspera with the hope of protecting future development rights until we have the ability to design additional studies and protocols and perform research with regard to such applications.

         To date, we have filed use patent applications in multiple jurisdictions, inside and outside of the U.S., for use of the active ingredient in Homspera for: ameliorating or preventing damage caused by cigarette smoke, for treating patients with SARS (Severe Acute Respiratory Syndrome) or ARDS (Acute Respiratory Distress Syndrome) or to prevent those exposed to their causative agents, for inducing new hair growth or retarding hair loss, for reducing certain ageing effects, such as interrupted sleep patterns, residual muscle pain, short term memory loss, diminished visual accommodation, decreased muscle strength, and arthritic pain, for stimulating wound healing in a radiation-exposed mammal, for treating asthma, for treating skin diseases, in particular, eczema, psoriasis, acne, and basal cell carcinoma, for prophylactically treating domestic fowl to prevent respiratory infections, and for maintaining or inducing hair color. To date, our development activities in these areas have been limited to only small pilot exploratory studies in order to observe and collect data that would justify filing use patent applications. In the future, we may choose to conduct additional research and development to further our observations in these areas.

DEVELOPMENT PROGRAM

Use of Contract Research Organizations (CRO)
--------------------------------------------

         It is understood that extensive time and money is spent developing new drug applications by the time they are approved by required regulatory agencies for use on the market. In order to efficiently and expeditiously navigate the research, development and regulatory approval process in hopes of bringing our applications to market, our development program relies on the use of Contract Research Organizations (CRO's).

         CRO's are independent laboratories, registered with the FDA, that provide contract services to the pharmaceutical industry. These CRO's offer broad therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development, and in some instances partnering opportunities. In the opinion of management, using these outside organizations helps to maximize our flexibility and minimize our one-time costs in outsourcing very expensive programs to those companies that maintain the necessary infrastructure to perform these cost-effectively according to internationally recognized standards. Further, as product demands change, we believe that this structure will allow us to move our resources to more appropriate contract research or development or formulation or manufacturing facilities without incurring loss of time or money on outdated projects and programs. As we move our candidate products into FDA-compliant animal safety testing, we expect to contract with specialty groups, organizations or companies that meet regulatory requirements and have adequate and appropriate technical capabilities, rather than develop and maintain an animal use and care facility ourselves that is compliant with current Good Laboratory Practices.

         In September, 2003, we contracted with Synergos, Inc. of The Woodlands, Texas, a CRO, to represent us in all FDA communications and to contact and interact with the FDA on our behalf. Likewise, in October, 2003 we contracted with Huntingdon Life Sciences of East Millstone, New Jersey to conduct a two week inhalation toxicity study of Homspera in rats. Further studies on analytical techniques, toxicology and formulation of Homspera were conducted by AppTec Laboratory Services of San Jose, California starting in November, 2003 through August, 2005.

GRANTS

         From time to time, we may apply for governmental grants and respond to formal requests from the government for additional information, thereby possibly allowing us to be included as a candidate for potential future grants. The submission of grants by us is summarized below.

         In May, 2003 we applied for a grant with the Department of Health and Human Services (DHHS), solicitation Number 266-01-SARS, Treatment from the National Institute of Allergy and Infectious Diseases. The agency was seeking potential treatments for the SARS virus infection. Our proposal called for $771,000 to research Viprovex (then Homspera) as a potential treatment for SARS. Our application for grant funding was not accepted.

         On September 20, 2004 we submitted a grant application to the DHHS in response to its Request for Application (RFA) entitled Biodefense Countermeasure
Development: Project Bioshield. Our proposal called for $1,500,000 to study Radilex (then Homspera) as a countermeasure for radiation exposure. Our application for grant funding was not accepted.

         In October 2004, the DHHS released a Request for Information (RFI) regarding potential therapeutics for the treatment for acute radiation syndrome, entitled Therapeutics to Treat Neutropenia and Thrombocytopenia associated with Acute radiation Syndrome. We notified the DHHS of our intent to submit in December 2004. In June 2005, the terms of the RFI were changed by the DHHS and a Request for Proposal (RFP) was issued. Although we intended to apply for the RFP, no proposal was submitted as we believed that our technology did not meet the specific criteria under the new terms of the RFP.

         On March 11, 2005, we submitted a final response to an invitation to participate in the Canadian Defense Ministry's "Universal Protectants Proposal" respective to the use of Radilex for potentially treating the negative effects of acute radiation syndrome and/or other health threats, such as anthrax, that may result from chemical, biological, radiological and nuclear (CBRN) terrorist threats. The goal of this program was to find a "universal" treatment for these CBRN threats. The proposal is under the auspices of the Ottawa and Suffield provincial branches of the Canadian Defense Ministry's research and development program, the CBRN Research and Technology Initiative. We responded to this initiative as we believe Radilex may have the potential to be a candidate as a universal protectant against maladies caused by chemical, biological, radiological and nuclear (CBRN) attacks. We are led to this conclusion because in management's opinion the methods of action of Radilex do not simply neutralize the attacking agent, but actually increase immune system activity, thereby allowing the body's own immune system to attack and overcome the CBRN agent. This program was abandoned by the Canadian government for budgetary reasons prior to the acceptance of any companies into the study.

         On October 11, 2005 we submitted a grant proposal for the US Army Research Office's Broad Agency Announcement (BAA) W911NF-05-R-0011. The purpose of the BAA was to develop new technologies for the Department of Defense's Chemical and Biological Defense Transformational Medical Technologies Initiative Fund. We signed a letter of intent with Battelle Laboratories Medical Research and Evaluation Facility in West Jefferson, Ohio to conduct the Bio-level III containment studies with Viprovex and avian influenza if our proposal is accepted. The amount of funding sought in the grant proposal was approximately $1,000,000. Our application for grant funding was not accepted.

         On January 6, 2006, we applied for a grant offered by the Defense Threat Reduction Agency (DTRA), solicitation number DTRA01-06-BAA-01. The objective of our grant proposal, entitled "Advanced Proteomic Analysis of Putative Universal Protectant Mechanisms of a Biologically Active Synthetic Peptide," is: (i) to identify biomarkers for further defining our previous observations relating to Radilex/Viprovex-modulated resistance to chemical, biological and radiological stress and (ii) developing a model of mechanistic pathways for potential chemical, biological and radiological injury protection. We have entered into an agreement with Pacific Northwest National Laboratory
(PNNL) for this research if our application is accepted. The research involved would be performed through the National Institute of Health (NIH)-funded Proteomics Research Resource of Integrative Biology at PNNL. The funding sought for this grant application is $2,325,000. As of March 20, 2006, the awarding of the grants is still pending.

         On January 31, 2006 we submitted a response to sources sought notice W9113M-06-S-0002 issued by the Department of Defense (DoD). The purpose of this announcement was to identify companies that believe they have a viable candidate for drugs that can be expeditiously developed and will provide a safe and effective countermeasure against radiation injury. We are anticipating a formal RFP to be issued by the DoD. As of March 20, 2006, an RFP is still pending.


         On February 7, 2006 we submitted a grant proposal to the Defense Advanced Research Projects Agency's (DARPA) Broad Agency Announcement (BAA) BAA-05-19. The purpose of the BAA was to develop new technologies for DARPA's Defense Science Office (DSO) program. The specific aim for us in this grant was the development of defense against weapons of mass destruction: technologies to render biological, chemical, nuclear, or radiation attacks against the U.S.
military harmless. More specifically, we focused on medical countermeasures against both known and unknown pathogens and infectious disease, accelerated manufacture of biologics, including vaccines and immune modifiers, and medical countermeasures against radiation exposure. We proposed collaboration with Pacific Northwest National Laboratory (PNNL) in Richland, Washington in which studies would be conducted to explore the mechanism of Sar(9), Met
(O2)(11)-Substance P to mitigate or prevent mortality/morbidity resulting from exposure to inhaled viruses, chemical toxicants and whole body radiation. Through multiplexed cytokine analysis and evaluation of the proteomic modifications induced by Sar(9), Met (O2)(11)-Substance P, we hoped to identify common pathogenesis pathways for use of our compound as a universal protectant. Our application for grant funding was not accepted.

Correspondence with the Food and Drug Administration(FDA), National Institute of Health(NIH) and other government agencies

         The following is a chronological summary of our correspondence with the U.S. Food and Drug Administration (FDA), the National Institutes of Health (NIH) and other government agencies.

         On October 16, 2003, Jennifer L. Wike of Synergos, Inc., our Contract Research Organization (CRO), spoke with Sandy Barnes, FDA Project Manager. Ms. Barnes inquired as to whether our ARDS Pre-IND meeting package was ready to be sent to the FDA. Further, she informed us that she had put ImmuneRegen on their meeting agenda for two possible dates in November 2003. Twelve copies of the meeting information package were subsequently sent to the FDA by the Company.

         On October 30, 2003, Jennifer L. Wike returned a call to Dr. Ray Anthracite, FDA Medical Reviewer. Dr. Anthracite had called to further inquire about the amino acid comprising the structure of Sar9,Met(O2)11-SubstanceP. Dr. Anthracite confirmed that he is the medical reviewer for our potential product; however, he could not confirm a date for the Pre-IND teleconference. He did state that the agency had an internal meeting for our potential product set for November 5, 2003.

         On November 4, 2003, Jaye Thompson, Ph.D. of Synergos, Inc. received a call from Cheryl Turner of the FDA Division of Counterterrorism (DCT). Ms. Turner stated that the division wanted to have an introductory call with the Company. A date of November 17, 2003 at 2:00PM EST was selected. We were informed that Mary Purucker, MD, Division Director, DCT would be present for the meeting and that despite the delays in contacting us, her division was interested in the potential of Sar9, Met (O2)11-Substance P for treating acute radiation syndrome (ARS).

         On November 17, 2003 we and regulatory consultants from Synergos, Inc. engaged in a teleconference with representatives from the FDA's Division of Counterterrorism (DCT) to discuss the development of Homspera for use in the event of a radiological terrorist event. Although the counterterrorism group could not comment upon the specifics of the planned studies, they indicated that development of this product would be regulated according to the provisions of the animal efficacy rule. They also indicated that, with submission of appropriate toxicity data, the selected animal model would be acceptable.

         On January 14, 2004, we received a communication from Ryan Barraco, FDA Consumer Safety Officer via facsimile confirming a meeting date of March 12, 2004 at 1:30PM EST in Rockville, MD in relation to a Pre-IND meeting to discuss Homspera and the potential of a derivative to have potential efficacy in the treatment of acute radiation syndrome. The confirmation also stated that the agency required receipt of 33 hard copies and one disk of the company's background package no later than February 13, 2004.

         Also on January 14, 2004 the company received a fax from Cheryl Turner, FDA Division of Counter-Terrorism with a summary of the Pre-IND meeting that was held on November 17, 2003 to determine the appropriate division for submitting "Homspera for Treatment of Acute Radiation Syndrome (ARS)."

         On February 18, 2004 our Pre-IND 63,255 (Treatment of ARS) Meeting Package was sent to Ryan Barraco of the FDA for use in the corresponding meeting set for March 12, 2004.

         On March 12, 2004, we met with representatives of the FDA regarding Radilex to discuss pre-clinical studies that will need to be completed prior to submission of a marketing application, other requirements for product approval and the study design of the proposed post-marketing study. The representatives from the FDA suggested that we perform additional studies using specific guidelines, i.e. number of mice, gender of mice, range of radiation dosage and additional potential methods of administration. The representatives also suggested that the company develop a "response team" that can be rapidly deployed to an incident site to help in implementation, conduct and data acquisition of the proposed study.

         On October 21, 2004 Dr. Helen Quill of the National Institute of Health
(NIH) contacted us to request that Homspera's mechanisms of action were needed in conjunction with a Request for Information (RFI) submission. These were subsequently electronically sent to Dr. Quill on November 1, 2004.

         On January 11, 2005, we received a meeting confirmation from Ryan Barraco, FDA Consumer Safety Officer via fax. A meeting date of February 17, 2005 at 11:30AM EST in Rockville, MD was set in relation to Pre-IND 63,255 for Radilex (Homspera). The confirmation letter also stated that the agency required receipt of 18 hard copies and one electronic copy of our background package no later than January 20, 2005.

         On February 15, 2005 we received a fax from Ryan Barraco, FDA Consumer Safety Officer, regarding responses from the FDA to our questions in the background package.

         On February 22, 2005 our representatives met with members of the NIH to discuss: the potential use of Viprovex in an anthrax model; conducting further studies under an AFRRI model using Radilex for a treatment for acute radiation syndrome; as well as, additional pharmacokinetic and dose-timing research.

         On July 1, 2005 Mui Erkun, Director of Procurement, Department of Homeland Security (DHS), contacted us to request a meeting regarding our potential therapeutics with interest in assisting the company with communication to government officials and or agencies.

         On September 6, 2005 Michael Wilhelm, our CEO, and Dr. Hal Siegel, our Director of Product Development and Regulatory Affairs met with the Department of Homeland Security in Washington, DC. They met with Drs. Vitko and Pilai in order to discuss our potential therapeutics and efficacy. Also discussed was our request for support. Both doctors indicated interest, but mentioned that until the Chief Medical Officer, Jeff Runge, took office with DHS the office would only be focused on consequence management involving logistical preparation and detection, not therapeutics.

         On September 21, 2005 Michael Wilhelm, Dr. Hal Siegel and Dr. Mark Witten presented to Armed Forces Radiobiology Research Institute (AFRRI) at their offices in Bethesda, Maryland. They presented their findings of possible efficacy in treating acute radiation syndrome with Radilex. We mentioned that we have used survival as an end point to the lethal exposure in our studies. Further, we reported our observations that we believe that the best form of administration of our potential therapeutic is via inhalation. AFRRI researchers confirmed that a study using the preexisting AFRRI rodent radiation model as a guide needs to be completed.

         On December 19, 2005 we received a letter via US Mail from the Department of Health and Human Services (DHHS) thanking us for our Avian Flu Pre-IND Submission. A Pre-IND number was assigned (73,709). The letter stated that a panel of experts is further reviewing our submission and will assemble a letter with comments/advice to be sent out to us within the next several weeks.


COLLABORATORS AND CONTRACTORS

         We have fostered and managed relationships with other laboratories working in related areas of research and government agencies who are interested in learning more of our applications, and perhaps helping to bring them to commercialization. Collaborators and Contractors who we have already worked with or are implementing a program are described below.

            o We have sponsored or co-sponsored six mouse radiation studies and co-sponsored one inhalation study at the University of Arizona College of Medicine, Tucson, Arizona since January, 2005. Additionally, we are currently sponsoring a radiation study which began on January 9, 2006. In addition, the Air Force Office of Scientific Research, AFOSR, has sponsored additional studies at the University of Arizona College of Medicine utilizing Homspera Radilex and Viprovex.

            o Hyperion Biotechnology Inc. performs research programs in the areas of probiotics, biomarker discovery, infectious disease and human performance enhancement. We have contracted a series of anthrax studies with Hyperion testing Viprovex as a treatment to anthrax infection. These studies are conducted by Hyperion at its research facility located on the U.S. Air Force School of Aerospace Medicine (USAFSAM) campus in Brooks City-Base in San Antonio, Texas.

            o St. Joseph's Hospital and Medical Center (Phoenix, Arizona) has performed assays on Homspera for us on a sub-contracting basis.

            o Battelle Memorial Institute's Medical Research and Evaluation Facility (MREF) (Columbus, Ohio) has issued a letter of intent to support us in our testing of Homspera as an Avian Influenza therapeutic in mice. The letter of intent was included in a grant application we submitted to the Army Research Office in October, 2005 in response to their Broad Agency Announcement Grant # W911NF-05-R-0010 for therapeutics against bio-terrorism.

            o Pacific Northwest National Laboratory (Redmond, Washington) has issued a letter of intent to support us in our testing of Homspera as a Universal Protectant therapeutic. The letter of intent was included in a grant application we submitted to the Defense Threat Reduction Agency (DTRA) in January, 2006 in response to their Broad Agency Announcement, Grant # DTRA01-06-BAA-01 for therapeutics against bio-terrorism.

            o We have contracted with Oak Ridge National Laboratory (Oak Ridge, Tennessee)to conduct Proof of Concept mouse radiation studies that began in February, 2006 and to help facilitate additional pre-clinical and future clinical trials with regard to determining the potential efficacy of Radilex as a treatment for acute radiation syndrome.

ADVISORY BOARDS AND CONSULTANTS

      To assist us in the research and development of our various applications we make use of outside consultants and advisory boards.

Consultants

    We currently contract three outside consultants related to the research and development, including regulatory affairs, of our potential products.

    Hal Siegel, Ph.D., through his consulting company, Siegel Consultancy, provides strategic and tactical expertise to life science companies, helping them meet FDA requirements from pre-clinical studies through the regulatory submission process and into the post-approval marketplace. He has over a decade of experience delivering scientific, clinical and regulatory compliance assistance as well as submission preparation and management services to life sciences client companies developing drugs, therapeutic biologics, combination products, traditional devices and in vitro diagnostic products. His degrees are from Rensselaer Polytechnic Institute and SUNY Buffalo (Ph.D., Biochemical Pharmacology). Our contract with Siegel Consultancy, signed on March 16, 2005, calls for the consultant to provide initial and ongoing product development, quality control compliance, regulatory consulting and submission preparation as needed. Compensation is at an hourly rate and includes reimbursement for travel and documented expenses. There is no set termination date with this contract.

    Kelly McQueen, MD, MPH, PLLC was engaged on July 29, 2005 for a term of three months to provide comprehensive public health consulting and act as liaison with United States military services to pursue collaborative research in the area of infectious diseases and upper respiratory illnesses. Kelly McQueen is a practicing anesthesiologist and public health consultant in Phoenix, Arizona. She currently works with the United States (U.S.) Army and the US Northern Combatant Command on Infectious Disease, Disaster Planning and other public health projects. She also teaches infectious disease threat management and treatment for the International Committee for the Red Cross (ICRS) course on Health Emergencies in Large Populations (HELP). Ms. McQueen's contract with us provides for cash compensation on an hourly basis and reimbursement for travel and expenses. We have mutually agreed to extend the contract at the same terms on a month by month basis.

    Dr. Jack Caravelli, Ph.D. was contracted on November 5, 2005 to provide advisory services in support of ImmuneRegen's initiative to commercialize radiation sickness treatments, bio-defense applications and countermeasures. He is presently a senior Advisor for the Threat Reduction Cooperation with the Office of Policy at the U.S. Department of Energy (D.O.E.). Dr. Caravelli's contract calls for cash compensation at an hourly rate and reimbursement for any related travel and expenses. The initial contract had a term of two months and we have mutually agreed to extend the contract at the same terms on a month by month basis.

Advisory Board
--------------

      We currently have three advisory boards: Drug Development, Oncology & Dermatology and Bioterrorism Preparedness. Advisory board members are appointed for one-year terms by our management. For services rendered, members of our advisory boards are compensated on a quarterly basis in common stock purchase warrants.

    The Drug Development and Oncology & Dermatology Boards were formed to educate and provide direction with regard to the development of applications using Homspera in the areas of expertise of the various advisory board members.

The following individuals comprise our Drug Development Advisory Board:

         Moshe Arditi, M.D., Senior Advisor: Director, Division of Pediatric Infectious Diseases, Cedars-Sinai Medical Center, Los Angeles, CA,

         Mr. Ralph Di Libero, Associate Advisor: Vice President, European Sales and Marketing, PolyPeptide Laboratories A/S in Denmark

         K.A. Kelly McQueen, M.D., MPH, Associate Advisor: Anesthesiologist and Public Health Consultant; Infectious Disease and Disaster Planning for U.S. Army and US Northern Combatant Command

         Hal  Siegel,   Ph.D.,   Associate   Advisor:   Principal  and  Founder,
         Scientific, Clinical, and Regulatory Compliance, Siegel Consulting

         Simon Wong, M.D., MPH, Associate Advisor: Research Assistant Professor, University of Arizona Health Science Center, Department of Pediatrics.

The following  individuals comprise our Oncology & Dermatology Advisory Board:

         Dr. John Dann, M.D., D.D.S., Senior Advisor

         Dr. Jeffery Friedman, M.D., Senior Advisor: Diplomat, American Board of Cosmetic Surgery, American Board of Otolaryngology Head and Neck Surgery, Fellow of the American Academy of Cosmetic Surgery

         Elizabeth   Ceilley   Hyslop,   M.D.,   Associate   Advisor:   Clinical
         Practitioner, Durango Cancer Center.

         The Bioterrorism Preparedness Advisory Board, was formed at the suggestion of the U.S. Food and Drug Administration's (FDA) Division of Counterrorism (DCT) to develop a "response team" that can be rapidly deployed to an incident site in the event of a biological or radiological attack to help in implementation, conduct and data acquisition. As there are several first responder teams already in place, we opted to concentrate on forming a group to discuss logistics and coordination between agencies and these first responder groups in the event of an attack. We have attempted to appoint knowledgeable military and private citizens that possess first hand experience in combat casualty and mass trauma scenarios, including preparation for a bioterrorist attack and/or medical or scientific expertise. The following individuals comprise our Bioterrorism Preparedness Advisory Board:

         James R. Campbell, PhD, M.P.H, Senior Advisor: Commanding Officer of the Office of Naval Research Global, United States NAVY, Medical Corps, (Ret.), Manager for Biosecurity and Biodefense, in the National Security Directorate at the Pacific Northwest National Laboratory.

         The Honorable Asa Hutchinson, J.D. Senior Advisor: former Under Secretary for Border and Transportation Security at the Department of Homeland Security, Partner and chair of Venable LLP's Homeland Security Group.

         Dennis E. Amundson, D.O., Senior Advisor: Captain, United States Navy, Medical Corps, Naval Medical Center, San Diego, Pulmonary Medicine

         Moshe Arditi, M.D., Senior Advisor: Director, Division of Pediatric Infectious Diseases, Cedars-Sinai Medical Center, Los Angeles, CA

         Mr. Michael Caridi, Senior Advisor: Chairman, MAJIC Development Group, SRC Industries Inc. and Protection Plus Security Consultants, Inc.

         Paul Carlton, M.D., Senior Advisor: Lt. General, USAF, Medical Corps, (Ret.), Director, Homeland Security for The Health Science Center The Texas A&M University System, Former USAF Surgeon General

         Mr. Ralph Di Libero, Associate Advisor: Former-Vice President, European Sales and Marketing, PolyPeptide Laboratories A/S in Denmark

         William Hoehn, Ph.D.,  Associate Advisor:  Visiting Professor,  Georgia
         Tech,   Sam  Nunn   School  of   International   Affairs,   Center  for
         International Strategy, Technology, and Policy

         Col. Kerrie Lindberg (Ret.),  Associate Advisor:  Colonel,  USAF, Nurse
         Corps,   (Ret.),   Former  Director,   Defense  Institute  for  Medical
         Operations (DIMO), Brooks City-Base, Texas

         Mr. Michael Deutsch, Associate Advisor: Homeland Security Liaison, Principal, Immediate Solutions, LLC

         Additionally, as part of the process of researching a deployment plan and keeping the Bioterrorism Preparedness Advisory Board current with recent events, our management has met with several congressional leaders responsible for legislation relating to Homeland Security, including the office of Senator Joseph Lieberman and the office of House Representative J.D. Hayworth to have the opportunity to ascertain their viewpoints on emerging preparedness. Additionally, in February 2005, management met with the New York State Office of Public/Homeland Security (NYSOPS), the agency responsible for detection, identification, response, prevention and recovery for a terrorist act or threat in New York State.

MANUFACTURING

         Management expects that Radilex and Viprovex will ultimately have distinct formulations and dosing regimens, however, at this early stage of development, the formulations used are identical. We do not have, and do not intend to establish, manufacturing facilities to produce Homspera, Radilex or Viprovex or any potential products, if any, derived from Homspera. We have used and expect to continue to use third party manufacturers to obtain synthetic Sar9, Met (O2)11-Substance P. We believe Sar9, Met (O2)11-Substance P is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. Further, we believe that the Sar9, Met
(O2)11-Substance P is readily available from various sources, and several suppliers are capable of supplying such in both clinical and initial commercial quality and quantities.

         To date, we have acquired Sar9, Met (O2)11-Substance P (Homspera), which is the active ingredient in experimental formulations of Radilex and Viprovex from three different manufacturers. These are Sigma Aldrich, Inc. of Dallas Texas, PolyPeptide Laboratories A/S of Hillerod, Denmark and C S Bio Company Inc. of Menlo Park, California. Since we are only purchasing research quantities of the drug at this time, we have not entered into any contracts or agreements with any third party manufacturers, other than standard non-disclosure agreements.

         The manufacture of Radilex, Viprovex or any potential products, if any, derived from Homspera, whether done by outside contractors, as planned, or internally, will be subject to rigorous regulations, including the need to comply with the FDA's current Good Manufacturing Practice (cGMP) standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

PATENTS AND PROPRIETARY RIGHTS

         Patents and other proprietary rights are essential to our business. We file patent applications to protect our technologies, inventions, and improvements to our inventions that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         The active ingredient in Homspera, Radilex and Viprovex is the compound Sar9, Met (O2)11-Substance P. The intellectual property owned by us, as further described below, is for the various potential uses of Sar9, Met (O2)11-Substance
P. Additionally, we are in the process of pursuing several other use patent applications based on the use of Homspera.

         We  currently  hold  issued  patents in the U.S.  for use of Sar9,  Met
(O2)11-Substance P, the active ingredient in Homspera, Radilex, and Viprovex for inhibiting tumor growth and/or metastasis in cancer patients and for stimulating the immune system of immunocompromised individuals such as Acute Radiation Syndrome victims. Similar patent rights are held in Europe and Australia. In the latter two regions, we also have been issued patent rights for use of the active ingredient in Homspera, Radilex and Viprovex for stimulating the maturation of a juvenile immune system, for stimulating an immune response to a viral or bacterial infection, and for reducing the risk of cancer.

         We have also filed patent applications in many jurisdictions, inside and outside of the U.S., for use of the active ingredient in Homspera, Radilex, and Viprovex for ameliorating or preventing damage caused by cigarette smoke; for treating patients with SARS (Severe Acute Respiratory Syndrome) or ARDS (Acute Respiratory Distress Syndrome) or to prevent these conditions in those exposed to putative causative agents; for inducing new hair growth or retarding hair loss; for reducing certain aging effects, such as interrupted sleep patterns, residual muscle pain, short term memory loss, diminished visual accommodation, decreased muscle strength, and arthritic pain; for stimulating wound healing in a radiation-exposed mammal; for treating asthma; for treating skin diseases, in particular, eczema, psoriasis, acne, and basal cell carcinoma; for prophylactically treating domestic fowl to prevent respiratory infections, and for maintaining or inducing hair color. Because these applications have not yet been granted, the rights in these subject matters remain potential.

         The following is a list of the registered patents and provisional patent applications in our portfolio. All of the inventor rights for all patents and all patent applications listed have been assigned to us by the inventors, Dr. Mark Witten and/or Dr. David Harris. Some of our research has been or is being funded by the Air Force Office of Scientific Research and has been or is being conducted at the University of Arizona. We have received waivers of rights to the invention from the United States Air Force and the University of Arizona in regard to patent and patent applications for Substance P Treatment for Immunostimulation. We are expecting to receive similar waivers from the United States Air Force and the University of Arizona for the remaining patent applications in our intellectual property portfolio. In total, our patent portfolio consists of two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty (PCT) applications, seven pending U.S. applications and 16 pending foreign patent applications. The assignment documents are included as Exhibits.

Registered Patents:
-------------------

Title                                         Serial No.
-----                                         ----------
Substance P Treatment for Immunostimulation US 5,945,508 Substance P Treatment for Immunostimulation US 5,998,376 Substance P Treatment for Immunostimulation Australia 737201 Substance P Treatment for Immunostimulation European 0957930

PATENTS PENDING:

Title                                         Serial No.
-----                                         ----------
Acute Respiratory Syndromes                   US 10/553232
Acute Respiratory Syndromes                   Europe (Application number TBA)
Acute Respiratory Syndromes                   Singapore (Application number TBA)
Acute Respiratory Syndromes                   Vietnam 1-2005-015
Amelioration of Effects of Cigarette Smoke    US 10/645,839
Amelioration of Effects of Cigarette Smoke    Singapore 2005 01072-3
Amelioration of Effects of Cigarette Smoke    Vietnam 1-2005-00215
Amelioration of Effects of Cigarette Smoke    Japan 2004-532943
Amelioration of Effects of Cigarette Smoke    European Union 3791722.6
Amelioration of Effects of Cigarette Smoke    Canada -2496447
Anti-Aging Effects of Substance P             PCT/US05/13113
Inducing and Maintaining Hair Color           PCT/US05/13112
Method to Promote Wound Healing               US 60/622,015
Prevention of Respiratory Diseases in Fowl    US 60/641153
Prevention of Respiratory Diseases in Fowl    Singapore 200500467-6
Prevention of Respiratory Infection in Fowl   Vietnam 1-2005-00599
Prevention of Respiratory Infection in Fowl   Thailand 097659
Stimulation of Hair Growth                    US 10/539/734
Substance P Treatment for Immunostimulation   Canada 2,261,885
Treatment of Asthma                           US 60/667,062
Treatment of Asthma                           Singapore 200504104-1
Treatment of Skin Diseases                    US 60/642,996
Treatment of Skin Diseases                    Vietnam 1-2005-00598
Treatment of Skin Diseases                    Thailand 098080
Treatment of Skin Diseases                    Singapore 200500466-8

         Our rights to the US Patent Nos. 5,945,508 and 5,998,376, Substance P Treatment for Immunostimulation, have certain limitations with respect to the University of Arizona and the United States Air Force as described below. If patents are issued for any of our pending patent applications, the same limitations would most likely apply.

         Our agreements with the University of Arizona outline very specific rights in regard to our sponsored-supported projects. In accordance with our sponsored-supported project agreements, the University of Arizona retains the right to use data developed during these projects for non-commercial purposes, including teaching, research and education. ImmuneRegen BioSciences, Inc. retains the rights to trade secrets, inventions, developments and discoveries as limited by the University of Arizona's employment contracts in effect at the time the intellectual property was created. Further to this point, the principal investigator at the University of Arizona, Dr. Mark Witten, was a consultant to ImmuneRegen BioSciences, and, under the terms of his consulting agreement, ImmuneRegen BioSciences, Inc. retains rights to any developments or discoveries that he made in the course of working for us.

         As a result of governmental funding, the U.S. Government has certain rights in the technology developed with such funds. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations.


         In this regard, the United States Air Force has reserved a non-exclusive license to the patents (US Patent Nos. 5,945,508 and 5,998,376) in connection with Air Force grant F49620-94-1-0297 and may, under certain conditions, have commensurate or additional license rights under the Bayh-Dole Act. Those rights are set forth in 35 USC 202(c)(4) and 37 CFR 401.9 and 14(a).

         Under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the U.S. are to be manufactured substantially in the U.S. unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs.

         Moreover, besides the rights that have been granted to the U.S. Government, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us. Since patent applications in the U.S. are maintained in secrecy until shortly before a patent's issuance, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

         We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

         Our potential success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our products or maintain our competitive position with respect to our products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing U.S. or foreign patents, or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and sale of our products and processes.

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

RESEARCH AND LICENSE AGREEMENTS

         Our patents and continued research on Sar9, Met (O2)11-Substance P are derived from discoveries made during research studies funded by the Air Force Office of Scientific Research in early 1994 by our Director, Dr. Mark Witten. In December 2002 we entered into consulting agreements on a month-to-month basis with Dr. Mark Witten and Dr. David Harris, who are our two founders and largest shareholders. Under the terms of these agreements, Drs. Witten and Harris agree to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of Drs. Witten and Harris a non-refundable fee of $5,000 per month. We and Dr. Harris agreed to terminate the consulting agreement for Dr. Harris in March 2005. In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

         In December 2002, we entered into a royalty-free license agreement with Drs. Witten and Harris. Under the terms of the license agreement, Drs. Harris and Witten granted to us an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by them. Our obligations under this agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the U. S. Food and Drug Administration to us the right to market a product, we will, for so long as we sell any product or medical application which incorporates or utilizes the patents, medical applications, and other technologies developed by Drs. Witten and Harris, maintain in full force and effect policies of general liability insurance (with Broad Form General Liability and Product Liability endorsements) with limits of not less than $1,000,000 per occurrence and $1,000,000 annual aggregate. The license agreement will terminate ten years after the date of the expiration of the last patent issued or issuing with respect to the licensed patents, medical applications, and other technologies. The resignation of Dr. Harris as a director of our company in December 2004 and as a consultant in March 2005 does not have any impact upon the terms of the license agreement. The resignation of Dr. Witten as a consultant to our company in February 2006 does not have any impact upon the terms of the license agreement.

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

GOVERNMENTAL REGULATION

         Our research and development activities and the manufacturing and marketing of our applications are subject to the laws and regulations of governmental authorities in the U.S. and other countries in which our applications may be potentially marketed. Specifically, in the U.S., the FDA, among other activities, regulates new product approvals to establish safety and efficacy of these applications. Governmental authorities in the United States extensively regulate the pre-clinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products. Governments in other countries have similar requirements for testing and marketing. In the U.S., in addition to meeting FDA regulations, we are also subject to other federal laws as well as certain state laws.

REGULATORY PROCESS IN THE UNITED STATES

         In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act (FFDCA), the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations, if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

         Approval of new pharmaceutical (and biological) products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that our product candidates will ultimately receive regulatory approval.

         Regardless of how our product candidates are regulated, the FFDCA and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, product reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

PRODUCT APPROVAL IN THE UNITED STATES

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

            o performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and,

            o submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic.

         Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity. The results of pre-clinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin, in order to ensure that human research subjects will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, or may authorize trials only on specified terms. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

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

         Phase III:     These are commonly referred to as pivotal studies.  If a
                        product is found to have an acceptable safety profile and to be potentially effective in Phase II clinical trials, new clinical trials will be initiated to further demonstrate statistically significant clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically-dispersed clinical study sites.

         As described above, for several of the product opportunities we are pursuing, we may apply for approval based upon a new rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.

         If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to monitor its safety and effectiveness.

         Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, informed consent and the FDA's Good Clinical Practices. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at one of the clinical trial sites. The FDA and the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.

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

         Manufacturers are also subject to various state and Federal laws and regulations governing laboratory practices (specifically, the requirement for certain studies to comply with current Good Laboratory Practices), the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with their research. In each of the above areas, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and deny or withdraw approvals.

         Some of our drug candidates may need to be administered using specialized drug delivery systems. We may rely on drug delivery systems that are already approved to deliver drugs like ours to similar physiological sites or, in some instances, we may need to modify the design or labeling of the legally available device for delivery of our product candidate. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified device. Further, to the extent the delivery device is owned by another company, we would need that company's cooperation to implement the necessary changes to the device and to obtain any additional approvals or clearances. Obtaining such additional approvals or clearances, and cooperation of other companies, when necessary, could significantly delay, and increase the cost of obtaining, marketing approval, which could reduce the commercial viability of a drug candidate.

HIPAA REQUIREMENTS

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

SECURITIES LAWS

         Because our common stock is publicly traded, we are subject to a variety of rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the NASD OTC Bulletin Board, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules is likely to require the commitment of significant financial and managerial resources. As a result, our management's attention might be diverted from other business concerns, which could negatively affect our business.

DISTRIBUTION

         If Radilex or Viprovex receives approval from the FDA, we will attempt to commercialize these applications. Upon such approval, if Radilex we intend to use our best efforts to market it as a treatment to the damaging effects of radiation injury that result after exposure to total body irradiation. If
Viprovex, we intend to use our best efforts to market it as a medical countermeasure to the effects of exposure to various biological and chemical agents. We intend to offer for sale these applications to various governmental agencies at the local, state and federal levels, both domestically and potentially outside the United States.

         Prior to FDA approval, Radilex and Viprovex may become eligible for purchase by the U.S. government. Project BioShield legislation contains provisions enabling the HHS to begin purchasing new medical countermeasures for the Strategic National Stockpile in advance of formal FDA approval. This provision, known as an Emergency Use Authorization, has already been implemented for other development stage medical countermeasures to weapons of mass destruction. In that our studies, in the opinion of management, indicate that Radilex may have efficacy in the treatment of the life-threatening effects of radiation exposure and Viprovex to exposure to various biological and chemical agents, we believe there may be interest by government agencies to stockpile
Radilex and/or Viprovex if it is successfully developed. However, there is no assurance that any of such orders will be forthcoming and we have received no indication from Project BioShield or any other agency that it intends to purchase any quantities of Radilex or Viprovex.

COMPETITIVE ENVIRONMENT

         The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Amgen Inc., Hollis-Eden Pharmaceuticals, Inc. and Akorn, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as VaxGen, Inc., Acambis plc and Emergent
BioSolutions have developed or are developing vaccines against infectious diseases, including anthrax.

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

         Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than the potential products we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors' existing products or new products under development. If we are unable to compete successfully, we may never be able to sell enough of our potential products at a price sufficient to permit us to generate profits.

         We believe that due to the global political environment that time to market is critical in the discovery of an effective countermeasure to radiation exposure and other biological and chemical threats. New developments in areas in which we are conducting our research and development are expected to continue at a rapid pace in both industry and academia. It is due to these reasons that we believe that competition will be driven by time to market.

         If our proposed product candidates are successfully developed and approved, we will face competition based on the safety and effectiveness of our proposed products, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than us. Accordingly, our competitors may succeed in commercializing products more rapidly or effectively than us, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have five total employees, two contract employees and three full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis, our Chief Financial Officer; and, the third serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development.

         As we continue to expand, we will incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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


                     RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.


         As of December 31, 2005, we had a working capital deficit of $2,273,444. This amount consists of cash of $265,860 and current assets of $24,507, accounts payable of $243,703, accrued current liabilities of $258,426 and an accrued current liability of $2,061,683 related to a penalty for the late registration of the securities sold in our October 2004 private placement. We anticipate settling this late registration penalty in additional shares of common stock and warrants to purchase additional shares of common stock. If this non-cash liability were to be removed from our working capital position as of December 31, 2005, we would have a working capital deficit of $211,761. We have incurred a substantial net loss for the period from our inception in October 2002 to December 31, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2009 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

         We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the fiscal year ended December 31, 2005 was $4,591,107. As of December 31, 2005, we had an accumulated deficit of $11,799,134.

OUR INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report included in this Form 10-KSB that the Company has incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, WE WILL BE REQUIRED TO CEASE OPERATIONS.

         Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through March 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require approximately $5 million over the next 12 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

         You should be aware that in the future:

         o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

         o  any available additional financing may not be adequate.

         If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond March 2006. Our working capital deficit as of December 31, 2005 was $211,761 net of the accrual of securities pursuant to the penalty provision of our October 2004 private placement. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

WE HAVE DEFERRED, AND MAY CONTINUE TO DEFER, PAYMENT OF SOME OF OUR OBLIGATIONS, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN GOODS AND SERVICES IN THE FUTURE.

         We estimate that we will require approximately $5 million to meet our expenses for the next 12 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

WE WILL NEED TO CONDUCT SIGNIFICANT ADDITIONAL RESEARCH, PRECLINICAL TESTING AND CLINICAL TESTING AND EXPECT TO INCUR LOSSES AS WE RESEARCH, DEVELOP AND SEEK REGULATORY APPROVALS FOR OUR POTENTIAL PRODUCTS.

         All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. We will need to conduct significant additional research, pre-clinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our drug candidates, nor have we been in a position to seek such approval. Until such time as we are able to file a New Drug Application (NDA),and it is subsequently approved, we will not be able to market or manufacture any products.

         If our potential products fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, our business may fail. In addition, to compete effectively, any future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

OUR OPERATING EXPENSES ARE UNPREDICTABLE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

         As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. We currently anticipate that a significant portion of any revenue would be derived from Radilex and Viprovex; however, the size and extent of such revenues, if any, are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we expand our operations.

                          RISKS RELATED TO OUR BUSINESS

IF OUR PLAN IS NOT SUCCESSFUL OR MANAGEMENT IS NOT EFFECTIVE, THE VALUE OF OUR COMMON STOCK MAY DECLINE.

         Our operating subsidiary, ImmuneRegen BioSciences, Inc., was founded in October 2002. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

         o ensure that any potential drug candidate would function as intended in large animal studies or human clinical applications;

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

IF WE DO NOT OBTAIN GOVERNMENT REGULATORY APPROVAL FOR OUR PRODUCTS, WE CANNOT SELL OUR PRODUCTS AND WE WILL NOT GENERATE REVENUES.

         Our principal development efforts are currently centered on Radilex and Viprovex, which are potential drug candidates derived from Homspera. All drug candidates require U.S. Food and Drug Administration ("FDA") and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. Our research and development efforts for our drug candidates are at a very early stage; they have not been, and may not be, approved for commercial sale by the FDA or any other governmental regulatory agency. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited pre-clinical studies of our potential drug candidates using various small animal models; significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our potential products and will not generate revenues. Even if we receive regulatory approval of a potential product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

ALL OUR APPLICATIONS ARE DERIVED FROM THE USE OF HOMSPERA. IF HOMSPERA IS FOUND TO BE UNSAFE OR INEFFECTIVE, OUR BUSINESS WOULD BE MATERIALLY HARMED.

         Our current potential drug candidates, Radilex and Viprovex, are derived from Homspera. In addition, we plan to utilize Homspera in the development of any future products we market. If these current or future product candidates are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our business operations, since all of our primary revenue sources would be negatively affected by such findings.

IF WE FAIL TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, WE WILL HAVE TO CEASE OPERATIONS.

         Our failure to develop and commercialize products successfully will cause us to cease operations. Our current potential drug candidates, Radilex and Viprovex, will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we will ever obtain any regulatory approvals of Homspera. We currently are focusing our core competencies on the development of Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

         Our current potential drug candidates, Radilex, Viprovex and our technologies utilizing Homspera are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in large animals or humans. Regulatory authorities may not permit large animal or human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if large animal or human testing is permitted, none of Radilex, Viprovex or any other potential drug candidate, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

         The results of our pre-clinical studies may not be indicative of future pre-clinical or clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products or technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential products may not achieve market acceptance. Any potential products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

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

THE MARKET FOR TREATING ASPECTS OF ACUTE RADIATION SYNDROME AND EXPOSURE TO VARIOUS CHEMICAL AND BIOLOGICAL AGENTS IS UNCERTAIN AND IF WE ARE UNABLE TO SUCCESSFULLY COMMERCIALIZE RADILEX OR VIPROVEX, WE WILL NOT RECOGNIZE A SIGNIFICANT PORTION OF OUR FUTURE REVENUES, IF ANY.

         We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear, radiological or biological agents has been low. Accordingly, even if Radilex, our current drug candidate to treat aspects of acute radiation syndrome (ARS) and Viprovex, our drug candidate to treat exposure to various biological agents, are approved by the FDA, we cannot predict with any certainty the size of the markets for them, if any. The potential market for Radilex and Viprovex is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS.

         To date, although we have filed formal responses to governmental grants, Request for Information (RFI) and Request for Proposal (RFP) for therapeutics to treat ARS and exposure to various chemical and biological agents, none have resulted in funding, stockpiling orders or a commitment to purchase our potential products, if any. Additionally, we cannot guarantee that our response to any future RFI, RFP or other grant will result in stockpiling orders or a commitment to purchase our potential products, if any.

         Any decision by the U.S. Government to enter into a commitment to purchase Radilex or Viprovex prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if Radilex or Viprovex is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for Radilex or Viprovex, that any such order would be profitable to us or that Radilex or Viprovex will achieve market acceptance by the general public.

THE LENGTHY PRODUCT APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PROPOSED PRODUCTS, AND THEREFORE ADVERSELY AFFECT THE TIMING AND LEVEL OF FUTURE REVENUES, IF ANY.

         The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Our current drug candidates, Radilex and Viprovex, will have to undergo clinical trials and the marketing and manufacturing of these drug candidates, if any, will be subject to rigorous testing procedures. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of Radilex and Viprovex or any other potential products, if any, derived from Homspera. Moreover, any significant delays in clinical trials will impede our ability to commercialize our applications and generate revenue and could significantly increase our development costs. The commencement and completion of clinical trials for Radilex, Viprovex or any other potential products, if any, derived from Homspera, could be delayed or prevented by a variety of factors, including:

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

         Even if human clinical trials of Radilex, Viprovex or any other potential products, if any, derived from Homspera are initiated and successfully completed, the FDA may not approve any of them for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our potential products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

         The FDA has not designated expanded access protocols for Radilex or Viprovex as "treatment" protocols. The FDA may not determine that Radilex or Viprovex meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex or Viprovex are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with any of them. The FDA also may not consider Radilex or Viprovex to be an appropriate candidate for acceptance as Emergency Use Authorization for Promising Medical Countermeasures Under Development, accelerated approval, expedited review or fast track designation.

IF WE FAIL TO OBTAIN APPROVAL FROM FOREIGN REGULATORY AUTHORITIES, WE WILL NOT BE ALLOWED TO MARKET OR SELL OUR POTENTIAL PRODUCTS IN OTHER COUNTRIES, WHICH WOULD ADVERSELY AFFECT OUR LEVELS OF FUTURE REVENUES, IF ANY.

         Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export our potential drug candidates outside the United States on a commercial basis will be subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all.

         Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

CLINICAL TRIALS MAY FAIL TO DEMONSTRATE THE SAFETY AND EFFICACY OF OUR POTENTIAL DRUG CANDIDATES, THE EFFECT OF WHICH COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL AND THEREFORE ADVERSELY AFFECT THE TIMING AND LEVEL OF FUTURE REVENUES, IF ANY.

         Prior to receiving approval to commercialize Radilex, Viprovex or any other potential products, if any, derived from Homspera, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that they are both safe and effective. We will need to demonstrate such potential products' efficacy and monitor their safety throughout the process. If any future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

         All of our applications are prone to the risks of failure inherent in biologic development. The results of early-stage clinical trials of our applications do not necessarily predict the results of later-stage clinical trials. Applications in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our applications is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our applications, or in receiving regulatory approval for the sale of any products resulting from our applications, may severely harm our business and reputation.

DELAYS IN THE CONDUCT OR COMPLETION OF OUR PRE-CLINICAL OR CLINICAL STUDIES OR THE ANALYSIS OF THE DATA FROM OUR PRE-CLINICAL OR CLINICAL STUDIES MAY RESULT IN DELAYS IN OUR PLANNED FILINGS FOR REGULATORY APPROVALS OR ADVERSELY AFFECT OUR ABILITY TO ENTER INTO COLLABORATIVE ARRANGEMENTS.

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

         The manufacture of our product candidates or any future products, whether done by outside contractors as planned or internally, must comply with current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the cGMP regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

         We also rely on our manufacturers to supply us with a sufficient quantity of our drug candidates to conduct clinical trials. If we have difficulty in the future obtaining our required quantity and quality of such supply, we could experience significant delays in our development programs and regulatory process.

OUR  LACK  OF  COMMERCIAL  MANUFACTURING,   SALES,  DISTRIBUTION  AND  MARKETING
EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

         The manufacturing process of Radilex, Viprovex or any other potential products, if any, derived from Homspera is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products and we have not manufactured any of the limited quantities of Radilex and Viprovex used in our studies to date. We may not successfully arrange for contract manufacturing of Radilex, Viprovex or any other potential products, if any, derived from Homspera in production quantities and this could prevent us from commercializing products or limit our profitability from any such proposed products.

WE RELY ON THIRD PARTY MANUFACTURERS FOR THE MANUFACTURE OF RADILEX, VIPROVEX AND HOMSPERA. OUR INABILITY TO MANUFACTURE RADILEX, VIPROVEX AND HOMSPERA, AND OUR DEPENDENCE ON SUCH MANUFACTURERS, MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE REVENUES, OR ADVERSELY AFFECT OUR PROFITABILITY.

         We may enter into arrangements with contract manufacturing companies in order to meet requirements for Radilex, Viprovex and Homspera or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays and/or other difficulties in producing, packaging and distributing our clinical trials and finished product, if any. Further, contract manufacturers must also operate in compliance with the cGMP requirements; failure to do so could result in, among other things, the disruption of our proposed product supplies. Our planned dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.

         For the manufacture of Radilex, Viprovex and Homspera, we obtain synthetic peptides from third party manufacturers. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis. Although, we believe that the synthetic substance P and other materials necessary to produce Radilex, Viprovex and Homspera are readily available from various sources, and several suppliers are capable of supplying Homspera in both clinical and commercial quantities, our dependence on such manufacturers, may delay or impair our ability to generate revenues, or adversely affect our profitability.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING RADILEX, VIPROVEX AND HOMSPERA WHICH WOULD ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUES, IF ANY.

         Our ability to earn any revenue on Radilex, Viprovex or any other potential products, if any, derived from Homspera will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing Radilex, Viprovex or any other potential products, if any, derived from Homspera. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Radilex, Viprovex or any such other potential products, if any, derived from Homspera are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

THE MEDICAL COMMUNITY MAY NOT ACCEPT AND UTILIZE RADILEX, VIPROVEX OR ANY OTHER POTENTIAL PRODUCT, IF ANY, DERIVED FROM HOMSPERA, THE EFFECT OF WHICH WOULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING ANY PROPOSED PRODUCT AND ADVERSELY AFFECT OUR LEVEL OF FUTURE REVENUE, IF ANY.

         Our ability to market and commercialize Radilex, Viprovex or any other potential product, if any, derived from Homspera depends on the acceptance of potential drug candidates based on Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about us and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of potential drug candidates based on Homspera, we may not be able to successfully commercialize any proposed products or generate revenue.

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

         We own two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty (PCT) applications, seven pending U.S. provisional patent applications and 16 pending foreign provisional patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes.

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

         Although we believe our proprietary technology to be protected and our patents enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

         In addition, whether or not our applications are issued, or issued with limited coverage, others may receive patents that contain claims applicable to our potential products. Patents we are not aware of may adversely affect our ability to develop and commercialize any potential products.


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

         Our potential products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if not successful, could cause us to pay substantial damages and prohibit us from selling our products. Because patent applications in the United States are not publicly disclosed until the patent application is published or the patent is issued, applications may have been filed which relate to services similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

         If our potential products violate third-party proprietary rights, we cannot assure you that we would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all. Any claims made against us relating to the infringement of third-party proprietary rights could result in the expenditure of significant financial and managerial resources and injunctions preventing us from providing services. Such claims could severely harm our financial condition and ability to compete.

         In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the USPTO in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our potential products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

FAILURE TO COMPLY WITH  ENVIRONMENTAL  LAWS OR  REGULATIONS  COULD  EXPOSE US TO
SIGNIFICANT LIABILITY OR COSTS WHICH WOULD ADVERSELY IMPACT OUR OPERATING RESULTS AND DIVERT FUNDS FROM THE OPERATION OF OUR BUSINESS HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS.

         The execution of our present business plan depends on the continued services of Michael K. Wilhelm, our Chief Executive Officer and President. We currently maintain a key-man insurance policy for $1,000,000, payable to the company, on his life. While we have entered into employment agreements with Mr. Wilhelm, the loss of any of his services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AND MAY MAKE DECISIONS THAT ARE NOT IN OUR BEST INTERESTS.

         Our officers, directors and principal stockholders, and their affiliates, in the aggregate, own over a majority of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in ownership discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

         The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time.

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

SALES OR ISSUANCES OF ADDITIONAL EQUITY SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND YOUR RIGHTS IN US MAY BE REDUCED.

         Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. An aggregate of 58,194,009 shares of our common stock are being registered with the SEC in a Form SB-2 registration statement. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

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

         The 366,420 shares of our common stock, and 450,000 shares of our common stock issuable upon warrants presently issued and outstanding as of the date hereof are held by promoters of our prior company, GPN Networks, Inc., or such promoters' affiliates and assignees, or their transferees. It should be noted that because GPN Network, Inc. was a "blank check" company as that term is defined under the Securities Act, these shares may not be sold by these promoters or their affiliates and assignees, or their transferees, pursuant to Rule 144 of the Securities Act. The position of the staff of the Division of Corporation Finance of the Securities and Exchanges Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or their affiliates and assignees, or their transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act. All of these shares are being registered hereunder.

THERE IS NO CAP ON THE SHARES AND WARRANTS WE MAY ISSUE PURSUANT TO THE DELAYED REGISTRATION PENALTY PROVISION UNDER THE OCTOBER 2004 PRIVATE PLACEMENT, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

         Under the October 2004 private placement, we agreed to register the shares sold in the transaction, along with the shares underlying the warrants sold within ninety days from the closing date of the private placement. If these securities were not so registered, we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete the registration. Through March 20, 2006, we have accrued 6,456,800 shares and 2,542,400 warrants pursuant to this penalty provision. No cap exists to limit the penalty for failure to register the shares and warrants in the October 2004 private placement. Accordingly, the amount of additional equity securities we issue pursuant to the delayed registration penalty may adversely affect the market price of our common stock and the rights of our stockholders may be substantially reduced. Moreover, as of the date of this report, our authorized capital consists of 100,000,000 shares of common stock. As of March 20, 2006, we have fully diluted 90,633,160 shares of common stock outstanding. Therefore, because no cap exists to limit the issuance of penalty shares, we may not have a sufficient number of authorized shares available for the settlement of the registration penalty. As a result, the investors entitled to these shares may take legal or other action against us, which may cause us to pay substantial damages and adversely affect our business.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," AND IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MOVE DIFFICULT TO SELL.

         Our common stock is considered to be a "penny stock" since it does not qualify for one of the exemptions from the definition of "penny stock" under
Section 3a51-1 of the Securities Exchange Act for 1934 as amended (the "Exchange Act"). Our common stock is a "penny stock" because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share;
(ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.


         The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.


ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters are currently located at 4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251, where we have leased approximately 1,800 square feet of office space through September 30, 2007. Our rent expense is $2,320 per month in year one and will increase to $2,380 in year two. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.


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

         The judgment was subsequently settled in full for a cash payment of $35,107 paid on August 2, 2005 releasing us from all obligations under the judgment.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "IRBO". The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                     2006
                                       ----------------------------------
                                            High               Low
                                       --------------     --------------
1st Quarter (through March 24, 2006)   $         0.35     $        0.20


                                                     2005
                                       ----------------------------------
                                            High               Low
                                       --------------     --------------
1st Quarter                            $         1.00     $        0.33
2nd Quarter                                      0.52              0.26
3rd Quarter                                      0.48              0.28
4th Quarter                                      0.52              0.19


                                                     2004
                                       ---------------------------------
                                            High               Low
                                       --------------     --------------
1st Quarter                            $         1.00     $        0.32
2nd Quarter                                      0.51              0.11
3rd Quarter                                      0.19              0.09
4th Quarter                                      0.40              0.15

         On March 24, 2006, the closing price of our common stock as reported by the OTC Bulletin Board was $0.31 per share. There were approximately 520 shareholders of record and beneficial stockholders of our common stock as of March 10, 2006. We have not paid any dividends on our common stock since inception and do not intend to do so in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2005, the Company issued warrants to purchase 62,467 shares of common stock at prices ranging from $0.125 to $1.00 per share. Pursuant to the terms of their respective agreement with us, these warrants were granted to current members of the Bioterrorism Advisory Board, Drug Development Advisory Board and the Oncology and Dermatology Advisory Board for participation during the quarter ended December 31, 2005. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

         During the fiscal year ended December 31, 2005, the Company accrued the issuance of 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.




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

OVERVIEW

         We were originally incorporated in the State of Delaware in June 1985 under the name Vocaltech, Inc. to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices. We completed our initial public offering of our securities in October 1987. In January 1992, we effected a 1-for-6.3 reverse stock split of our common stock. We changed our name to InnoTek, Inc. in November 1992. In December 1994, we acquired all of the outstanding stock of InnoVisions, Inc., a developer and marketer of skin protective products, discontinued our prior operations in their entirety and changed our name to DermaRx Corporation. In April 2000, we effected a reverse merger with a subsidiary of Go Public Network, Inc., which was engaged in assisting early-stage development and emerging growth companies with financial and business development services. We changed our name to GoPublicNow.com, Inc., effected a 1-for-5 reverse stock split and discontinued our prior operations in their entirety. In November 2000, we changed our name to GPN Network, Inc. In July 2001, we discontinued the operations of GPN Network, Inc. in their entirety and began looking for appropriate merger partners. Our objective became the acquisition of an operating company with the potential for growth in exchange for our securities. In July 2003, we effected a reverse merger with ImmuneRegen BioSciences, Inc., adopted our current business model and thereafter changed our name to IR BioSciences Holdings, Inc. In July 2003, we effected a 1-for-20 reverse stock split, and in April 2004, we effected a 2-for-1 stock split. ImmuneRegen BioSciences, Inc. was incorporated in October 2002; all information contained herein refers to the operations of ImmuneRegen BioSciences, Inc., our wholly-owned operational subsidiary.

GENERAL

         IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential therapeutics for a number of applications. All potential therapeutics in development are based on Sar9, Met (O2)11-Substance P, an analog of the naturally occurring human neuropeptide Substance P. This neuropeptide can be found throughout the body, including in the airways of humans and many other species. We use the generic name Homspera to refer to the synthetic Sar9, Met (O2)11-Substance P peptide. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals.

         Currently, the majority of our development efforts are centered on two potential therapeutic applications for the active ingredient in Homspera. Radilex is being formulated specifically for the treatment of acute exposure to radiation. Viprovex is being formulated specifically for applications relating to the treatment of maladies caused by exposure to various chemical and biological agents. We are currently sponsoring ongoing pre-clinical studies in these areas, specifically two mouse radiation studies on the efficacy of Radilex in treating acute radiation exposure and a study on the efficacy of Viprovex in treating exposure to anthrax. In addition, we have designed the protocols for additional radiation studies in mice using Radilex and an avian flu study in mice using Viprovex. Both studies have institutions with facilities committed to perform them when, and if, protocols and funding are finalized.

         To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug
(PIND) numbers, one for use of Homspera (now Radilex) in the treatment of acute radiation syndrome and the other for use of Viprovex in the treatment of avian influenza. In addition, we have recently submitted a PIND data package for the use of Viprovex in the treatment of chemical exposure. We intend to file final radiation study data from mice with the FDA within six months, and at that time we plan to request a meeting with the FDA regarding the authorization of a large animal study protocol to test the efficacy of Radilex as a treatment for acute radiation syndrome. Also within the next six months, we plan to submit an Investigational New Drug (IND) application for the use of Viprovex in treating Acute Respiratory Distress Syndrome (ARDS)

         We have filed patent applications and provisional patent applications, where applicable, in many jurisdictions, inside and outside of the United States, for the use of the active ingredient Sar9, Met (O2)11-Substance P in applications that we are researching. We own two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty (PCT) applications, seven pending U.S. provisional patent applications and 16 pending foreign provisional patent applications.

         Our current potential drug candidates, Radilex and Viprovex and other technologies utilizing Homspera, are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in humans. There is no guarantee that regulatory authorities will ever permit human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if human testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

         The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any commercial applications using Homspera or any derivates thereof. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential applications may prove to be safe or effective in clinical trials. Approval of the FDA or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential applications may not achieve market acceptance. Any applications resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

         As traditional efficacy studies would require healthy human volunteers to be exposed to the potentially lethal agents or pathogens, this cannot be done. Therefore, we may apply for approval based upon a new rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart
I), which is also referred to as the "animal efficacy rule." Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. Through development under this paradigm, management believes near-term development opportunities may exist and development costs are lessened compared to the more traditional drug development model, as Phase II and Phase III of the FDA required drug approval process are not required. Under either scenario, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

         Prior to FDA approval, Radilex and Viprovex may become eligible for purchase by the U.S. government. Project BioShield legislation contains provisions enabling the U.S. Department of Health and Human Services, or HHS, to begin purchasing new medical countermeasures for the Strategic National
Stockpile in advance of formal FDA approval. This provision, known as an Emergency Use Authorization, has already been implemented for other development stage medical countermeasures to weapons of mass destruction. In that our studies, in the opinion of management, indicate that Radilex may have efficacy in the treatment of the life-threatening effects of radiation exposure and Viprovex to exposure to various biological and chemical agents, we believe there may be interest by government agencies to stockpile Radilex and/or Viprovex if it is successfully developed. However, there is no assurance that any of such orders will be forthcoming and we have received no indication from Project BioShield or any other agency that it intends to purchase any quantities of Radilex or Viprovex.

         To date, we have not obtained regulatory approval for or commercialized any applications using Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next 3 years as we continue with our drug discovery and development efforts.

         Our principal offices are located at 4021 North 75th Street, Suite 201, Scottsdale, Arizona 85251 and our telephone number is (480) 922-3926. We are incorporated in State of Delaware. We maintain a website at www.immuneregen.com. The reference to our worldwide web address does not constitute incorporation by reference of the information contained on our website.

PLAN OF OPERATIONS

         We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

         Due to our liquidity and limited cash available our spending on research and development activities in 2004 and 2005 was limited. We spent approximately $113,731 and $150,091 in 2005 and 2004, respectively, in research and development activities related to the development of Radilex and Viprovex as potential protectants against the effects of chemical, biological, radiological and nuclear threats. From our inception in October 2002, we have spent $306,794 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Seigel, among others, have been classified in consulting fees for consistency of financial reporting.

         We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $3,500,000 in an effort to further develop Radilex and Viprovex. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed under "Risk Factors" - "All Our Applications Are All Derived From The Use Of Homspera. If Homspera Is Found To Be Unsafe Or Ineffective, Our Business Would Be Materially Harmed.," "If We Fail To Successfully Develop And Commercialize Products, We Will Have To Cease Operations.;" and, "The Lengthy Product Approval Process And Uncertainty Of Government Regulatory requirements may delay or prevent us from commercializing proposed products, and therefore adversely affect the timing and level of future revenues, if any."

PRODUCT RESEARCH AND DEVELOPMENT

         We incurred an expense of $113,731 for the year ended December 31, 2005 in research and development activities related to the development of Radilex and Viprovex versus an expense of $150,091 for the year ended December 31, 2004. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $306,794 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Seigel, among others, have been classified in consulting fees for consistency of financial reporting.

         If we are successful in obtaining additional funding through grants or investment capital, we anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $3,500,000 in an effort to further develop Radilex, as a medical countermeasure against radiological threats, and Viprovex, as a protectant against threats from various biological agents. The research and development cost includes a radiation study on large animals, which we estimate will cost up to $2,500,000 depending on the choice of contractor, additional animal pharmacology studies, formulation and animal safety/toxicity studies, as well as, small pilot pharmacological studies exploring possible additional indications. If we are unable to raise additional capital, our research and development activities may be lessened. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks.

         We intend to apply to the FDA for approval for the use of Radilex for the treatment of acute radiation syndrome and for approval for the use of Viprovex for the treatment of maladies caused by chemical and biological exposure based upon the "animal efficacy rule." We believe near-term development opportunities may exist and development costs could potentially be lessened compared to the more traditional drug development model, as Phase II and Phase III of the FDA required drug approval process are not required. Even if we are able to develop this potential application under the animal efficacy rule, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States. If we are successful in completing the study and achieve the desired results, we intend to submit the necessary documentation to the FDA and other regulatory agencies for approval. If approval for Radilex and/or Viprovex is granted, we expect to begin efforts to commercialize our product, if any, immediately thereafter. If approved, we are anticipating revenues from the sale of Radilex and Viprovex, if any, beginning in calendar year 2009.

         We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2005, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.


         Our major research and development projects include:

         Research and Development of Radilex in Radiological Exposure Applications.
         ------------------------------------------------------------

         We have commenced initial testing of Radilex to record its potential therapeutic effects on the treatment of toxic radiation exposure. Our current and past studies are based on initial studies conducted by our co-founders, Drs. Mark Witten and David Harris. Subsequently, we have sponsored and/or co-sponsored six radiation studies on rodents. In addition, we are currently sponsoring two ongoing radiation studies, one at the University of Arizona and one at Oak Ridge National Laboratory.

         We prepared the protocols for what we believe will be our final phase of rodent studies for a radiation sensitivity study on rodents to be conducted at the Oak Ridge National Laboratory in which we will attempt to further validate our prior studies. This study commenced on February 28, 2006. We estimate that the study will be completed within 3 months at an estimated cost of $90,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a potential treatment to acute radiation sickness. We expect this study to begin within the next 12 to 18 months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We expect up to an additional $2,500,000 will be required to complete this study. We estimate the completion of this study will be in 18 to 24 months.

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

         Research and Development of Viprovex in Chemical and Biological Exposure Applications.
         -----------------------------------------------------------------------

         We are sponsoring a series of studies with Hyperion Biotechnology Inc. at their laboratory facilities located at Brooks City-Base in San Antonio, Texas with the cooperation of the U.S. Air Force School of Aerospace Medicine (USAFSAM). The first of these studies was initiated in October 2005. Logistical considerations related to number of animals requiring exposure and performance of a full Viprovex dose-response curve within specified time limits following anthrax exposure required the experiment be performed in two sections, and it is incomplete at this time. The second half of the full dose-ranging experiment began in February, 2006. We estimate that the study will be completed within 3 months at an estimated cost of $51,450. If we are successful in achieving desirable results against anthrax, we intend to design the protocols and begin further studies for this and other indications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable anthrax treatment can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements made in 2005.

REVENUES

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

         From our inception through December 31, 2005, we have incurred losses of $11,799,134. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

NET LOSS
--------

         For the reasons stated above, our net loss for the twelve months ending December 31, 2005 was $4,591,107, or $0.07 per shares. For the period of inception (October 30, 2002) through December 31, 2005, our net loss was $11,799,134, or $0.30 per share. We expect that losses will continue through the period ending December 31, 2009.

         Our independent certified public accountants have stated in their report included in this Form 10-KSB that we have incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Penalties for Late Registration
-------------------------------

         During the fiscal year December 31, 2005, we accrued the issuance of 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.


         In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of December 31, 2005, we are required to issue an additional 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock. At the time these liabilities were incurred, the shares were valued at $1,991,923 and the warrants were valued at $638,838. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $2,630,761 was charged to operations as cost of Penalty for late registration of shares during the year ended December 31, 2005. The shares and warrants were re-valued at December 31,2005, and the result of this re-valuation was to decrease the value of the shares by $314,385 and to decrease the value of the warrants by $254,693. These decreases were credited to other (income) expense during the year ended December 31, 2005. At December 31, 2005, the fair value of the common stock issuable under the penalty for late registration of shares is $1,677,538, and the fair value of the warrants issuable under the penalty for late registration of shares is $384,145. These amounts appear as current liabilities on the Company's condensed consolidated balance sheet at December 31, 2005.

         We anticipate completing the registration of these shares during the quarter ended June 30, 2006, but expect that an obligation to issue approximately 2,136,893 additional shares and 841,413 additional warrants at an aggregate cost of approximately $840,000 will be incurred. There is no guarantee that we will be able to complete the registration within the anticipated timeframe.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had current assets of $290,367 consisting of cash of $265,860 and prepaid services of $24,507. Also, at December 31, 2005, we had current liabilities of $2,563,811, consisting of accounts payable and accrued liabilities of $2,563,811. This resulted in a working capital deficit of $2,273,444. During the twelve months ended December 31, 2005, we used cash in operating activities of $1,884,113. From the date of inception (October 30, 2002) to December 31, 2005, we had a net loss of $11,799,134 and used cash of $3,958,458 in operating activities. We met our cash requirements from our inception through December 31, 2005 via the private placement of $3,263,902 of our common stock and $968,503 from the issuance of notes payable, net of repayments. In October 2004, we completed a private placement whereby we sold an aggregate of $2,450,000 worth of units to accredited investors. Each unit was sold for $10,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price of $10,000 by $0.125, and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares of our common stock equal to fifty percent (50%) of the number of shares included within the unit, at a price equal to $0.50 per share of common stock. We issued an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock in this private placement. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights.

         We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through December 31, 2005 via the private placement of $3,263,902 net of costs of our common stock, $1,194,856 of this was from the exercise of common stock purchase warrants net of costs. An additional $968,503 was received from the issuance of notes payable, net of repayments.

         In January 2005, we made a tender offer to temporarily reduce the exercise price of certain warrants issued in October 2004 from $0.50 to $0.20 per share. The tender offer expired on March 4, 2005. We accepted for exercise a total of 6,600,778 warrants validly tendered and not withdrawn pursuant to the terms of the tender offer, which represents approximately 48% of the aggregate 13,780,449 warrants that were subject to the offer. We raised an aggregate of $1,190,856 from the tender offer, net of costs.

         During the year ended December 31, 2005, we repaid two notes payable, $14,997 in cash and $65,003 by converting into 232,153 shares of common stocks at $0.28 per share pursuant to the terms of the promissory note dated September 26, 2001. The first note which accrued interest at 8% was repaid in full for $4,998 ($3,900 principal & $1,097 accrued interest) on April 11, 2005, releasing us from further obligations under the note. On June 7, 2005, the remaining note in the principal amount of $50,000 and all accrued interest of $15,003 were converted into 232,153 shares of our common stock in accordance with the original terms of the note.

         We also previously issued convertible promissory notes in the aggregate principal amount of $35,000. On December 24, 2004 all outstanding principal and accrued interest was forgiven by the note holder. Consideration of $100.00 was paid by us to the note holder. Under the terms of the agreement, the note holder released us from all claims, known or unknown, relating to the amount owed.

         On June 13, 2005, we issued 80,000 shares of common stock for cash of $4,000 pursuant to the exercise of a warrant at $0.05 per share.

         Between June 2003 and August 2004 eleven investors entered into fifteen convertible promissory notes totaling $558,500 with interest rates ranging between 8% and 12% and having various maturities. In October 2004, these notes were converted into equity in the aggregate amount of $558,500 plus accrued interest of $56,757. For full and complete satisfaction of debt, we issued to the note holders the following: (a) a number of shares of our common stock determined by dividing the debt amount by an amount between $0.075 and $0.125 and (b) warrants to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, a number of shares of our common stock equal to fifty percent (50%) of the number of shares described above, at a price equal to $0.50 per share of common stock. The warrants are identical to the warrants issued in the Private Placement. Pursuant to the debt conversion we issued an aggregate of 6,694,149 shares of common stock and warrants to purchase 3,347,076 shares of common stock. Under the terms of the conversion agreement, the note holders released us from all claims, known or unknown, relating to the debt amount.

         Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid a salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid through August 10, 2005, an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with Mr. Wilhelm. The new employment agreement calls for a salary at the rate of $275,000 per annum and provides for bonus incentives. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company.

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

         On December 16, 2002 we entered into a consulting agreement on a month-to-month basis with Dr. Mark Witten, our Director. Under the terms of this agreement, Dr. Witten agrees to place at the disposal of us his judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay Dr. Witten a non-refundable fee of $5,000 per month. In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

         Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to September 2005, we were able to obtain financing of $3,590,136 from a series of private placements of our securities (which resulted in net proceeds to us of $3,162,702). Based on our current plan of operations all of our current funding is expected to be depleted by the end of March 2006. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

         While we have successfully raised capital to meet our working capital and financing needs in the past through debt and equity financings, additional financing will be required in order to implement our business plan and to meet our current and projected cash flow deficits from operations and development. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all. If we are unable to raise needed funds, we will not be able to develop or enhance our potential products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

         Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities, we believe that we will require an additional $5 million to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

         We did not dispose or acquire any significant property, plant or equipment for the year ended December 31, 2005. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees
-------------------

         From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have five total employees, two contract employees and three full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis, our Chief Financial Officer; and, the third serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

CRITICAL ACCOUNTING POLICY

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

         We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

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

         We account for equity based compensation, issued to non-employees in exchange for goods or services, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent Accounting Pronouncements
--------------------------------

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for it's share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

         On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004



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

IR Biosciences Holdings, Inc.

Index to Financial Statements

                                                                        Page No.
                                                                        --------

Report of Independent Registered Certified Public Accounting Firm............F-3

Consolidated Balance Sheet at December 31, 2005..............................F-4

Consolidated  Statements of Losses for the two years ended
December 31, 2005 and 2004 and the period October 30, 2002
(Date of Inception) through December 31, 2005................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the period
October 30, 2002 (Date of Inception) through December 31, 2005........F-6 to F-9

Consolidated  Statements of Cash Flows for the two years ended
December 31, 2005 and 2004 and the period October 30, 2002
(Date of Inception) through December 31, 2005.......................F-10 to F-11

Notes to Consolidated Financial Statements..........................F-12 to F-25

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
IR BioSciences Holdings, Inc.
Scottsdale, Arizona




We have audited the accompanying consolidated balance sheets of IR BioSciences Holdings, Inc. a development stage company as of December 31, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and the period October 22, 2002 (date of inception) through December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR BioSciences Holdings, Inc. a development stage company at December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period October 22, 2002 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note A to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP

New York, New York
March 24, 2005

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                   December 31,
                                                                       2005
                                                                  -------------
Assets
Current assets

   Cash and cash equivalents                                      $     265,860
   Prepaid services and other current assets                             24,507
                                                                  -------------

      Total current assets                                              290,367

   Deposits and other assets                                              2,260
   Furniture and equipment, net of accumulated
      depreciation of $3,862                                              4,226
                                                                  -------------

Total assets                                                      $     296,853
                                                                  =============

Liabilities and Stockholders' Deficit
Current liabilities

   Accounts payable and accrued liabilities                             502,128
   Warrant portion of penalty for late registration
      of shares - with registration rights (See note E)                 384,145
   Commom stock portion of penalty for late
      Registration of shares (See note E)                             1,677,538
                                                                  --------------

      Total current liabilities                                       2,563,811

Commitments and Contingencies                                               --

Stockholders' deficit
   Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares
      issued and outstanding                                                --
   Common stock, $0.001 par value; 100,000,000
      shares authorized;  69,436,319 shares issued
      and outstanding at December 31, 2005                               69,435

   Additional paid-in capital                                         9,465,501
   Deferred compensation                                                 (2,760)
   Deficit Accumulated during the Development Stage                 (11,799,134)
                                                                  -------------
      Total stockholder's deficit                                    (2,266,958)
                                                                  -------------

Total liabilities and stockholders' deficit                       $     296,853
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

                                  IR BioSciences Holdings, Inc. and Subsidiary
                                          (A Development Stage Company)
                                        Consolidated Statements of Losses


                                                                                         For the Period
                                                            For the          For the       October 30,
                                                          Year  Ended      Year Ended       2002 to
                                                           December 31,    December 31,   December 31,
                                                              2005            2004            2005
                                                          ------------    ------------    ------------
Operating expenses:

   Selling, general and administrative expenses           $  2,534,417    $  4,498,390    $  8,124,301
   Merger fees and costs                                           --              --          350,000
   Financing cost                                                  --              --           90,000
   Impairment of intangible asset                                6,393             --            6,393
                                                          ------------    ------------    ------------

      Total operating expenses                               2,540,810       4,498,390       8,570,694
                                                          ------------    ------------    ------------

Operating loss                                              (2,540,810)     (4,498,390)     (8,570,694)

Other expense:
   Cost of penalty for late registration of shares           2,630,761             --        2,630,761
   Gain from marking to market - warrant portion
      of penalty for late registration of shares              (254,693)            --         (254,693)
   Gain from marking to market - stock portion
      of penalty for late registration of shares              (314,385)            --         (314,385)
   Interest (income) expense, net                              (11,386)        807,017       1,166,757
                                                          ------------    ------------    ------------

      Total other (income) expense                          (2,050,297)        807,017       3,228,440
                                                          ------------    ------------    ------------

   Loss before income taxes                                 (4,591,107)     (5,305,407)    (11,799,134)

   Provision for income taxes                                     --              --              --
                                                          ------------    ------------    ------------
Net loss                                                  $ (4,591,107)   $ (5,305,407)   $(11,799,134)
                                                          ============    ============    ============

Net loss per share - basic and diluted                    $      (0.07)   $      (0.16)   $      (0.30)
                                                          ============    ============    ============
Weighted average shares outstanding -
   basic and diluted                                        67,691,598      33,510,168      38,934,503
                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to December 31, 2005


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

 Net loss for the year  ended
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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From Date of Inception (October 30, 2002) to December 31, 2005

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


                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From Date of Inception (October 30, 2002) to December 31, 2005

                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------

Shares issued in July to September 2004 as
   interest on note payable                           300,000          300       35,700            --           --       36,000

Issuance of warrants with notes payable in
   July and August 2004                                    --           --       72,252            --           --       72,252

Accrued deferred compensation in August 2004
   to a consultant for 100,000 shares at $0.10
   per share, committed but unissued                       --           --           --       (10,000)          --      (10,000)

Shares issued in August 2004 at $0.14 to a
   consultant for services to be performed
   through October 2004                               100,000          100       13,900       (14,000)          --           --

Shares issued in August 2004 at $0.125 per
   share for conversion of $30,000 demand loan        240,000          240       29,760            --           --       30,000

Shares issued in August 2004 at $0.16 per
   share to a consultant for services provided        125,000          125       19,875            --           --       20,000

Shares issued in October 2004 to employees at
   $0.16 to $0.25 per share                            48,804           49        8,335            --           --        8,384

Commitment to issue 100,000 shares of stock to
   a consultant at $0.23 per share for services
   to be provided through September 2005                   --           --           --       (23,000)          --      (23,000)

Sale of stock for cash in October at $0.125 per
   share, net of costs of $298,155                 18,160,000       18,160    1,345,763            --           --    1,363,923

Value of warrants issued with sale of common
   stock in October, net of costs                          --           --      607,922            --           --      607,922

Issuance of warrant to officer in October, 2004            --           --      112,697            --           --      112,697

Issuance of stock to investment bankers in
   October 2004 for commissions earned              4,900,000        4,900       (4,900)           --           --           --

Conversion of accounts payable to stock in
   October at $0.125 per share                      1,257,746        1,258      107,382            --           --      108,640

Value of warrants issued with accounts
   payable conversions                                     --           --       48,579            --           --       48,579

Conversion of demand loan to stock in October
   at $0.11 per share                                  93,300           93       10,170            --           --       10,263

Forgiveness of notes payable in October 2004               --           --       36,785            --           --       36,785

Issuance of stock to officer and director at
   $0.125 per share in October for conversion
   of liability                                     1,440,000        1,440      122,493            --           --      123,933

Value of warrants issued with officer and
   director conversion of liabilities                      --           --       56,067            --           --       56,047

Conversion of debt and accrued interest to
   common stock at $0.075 to $0.125 per share       6,703,151        6,703      417,514            --           --      424,217

Value of warrants issued with conversion
   of debt                                                 --           --      191,111            --           --      191,111

Conversion of note payable in October into
   common stock at $0.075 per share                    67,613           68        4,932            --           --        5,000

Issuance of warrants to note holders in
   October 2004                                            --           --      112,562            --           --      112,562

Value of shares issued to CFO as compensation         100,000          100       34,900            --           --       35,000

Value of warrants issued to members of
   advisory committees in November
   and December                                            --           --       16,348            --           --       16,348

Beneficial conversion feature associated with
   notes  payable                                          --           --      124,709            --           --      124,709

Shares issued in error to be cancelled                 (9,002)          (9)           9            --           --           --

Amortization of deferred compensation through
   December 31, 2004                                       --           --           --     2,729,454           --    2,729,454

Loss for the year ended
   December 31, 2004                                       --           --           --            --   (5,305,407)  (5,305,407)
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2004                       62,423,388       62,423    7,922,943      (169,986)  (7,208,027)     607,353
                                                  ===========  ===========  ===========  ============  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to December 31, 2005


                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Sale of shares of common stock for cash at
   $0.20 per share in Mar 2005 for warrant
   exercise, net of costs                           6,600,778        6,600    1,184,256            --           --    1,190,856

Value of warrants issued to members
   of advisory committees in March 2005                    --           --      137,049            --           --      137,049

Deferred compensation in Feb 2005 to a
   consultant for 50,000 shares of stock at
   $0.65 per share.                                        --           --           --       (32,500)          --      (32,500)

Warrants exercised at $0.05 per share
   in June 2003                                        80,000           80        3,920            --           --        4,000

Value of warrants issued to members of
   advisory committee in June 2005                         --           --       70,781            --           --       70,781

Value of warrants issued to investors and
   service providers in June 2005                          --           --       32,991            --           --       32,991

Issuance of 232,153 shares of common
   stock in July 2005 for conversion of
   notes payable                                      232,153          232       64,771            --           --       65,003

Issuance of 100,000 shares of common stock
   in August 2005 to a consultant for
   services provided                                  100,000          100        9,900            --           --       10,000

Value of warrants issued to advisory
   committee in September 2005 for services                --           --       20,491            --           --       20,491

Amortization of deferred comp for the
   twelve months ended December, 2005                      --           --           --       199,726           --      199,726

Value of warrants issued in October
   and December 2005 to investors and
   service providers                                       --           --       18,399            --           --       18,399

Loss for the year ended
   December 31, 2005                                       --           --           --            --   (4,591,107)  (4,591,107)

                                                 ------------  -----------  -----------  ------------  -----------  -----------
                                                   69,436,319       69,435    9,465,501        (2,760) (11,799,134)  (2,266,958)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    For the Period
                                                            For the Year Ended  For the Year Ended  October 30, 2002 to
                                                            December 31, 2005   December 31, 2004   December 31, 2005
                                                            -----------------   -----------------   ------------------
Cash flows from operating activities:
   Net loss                                                    $   (4,591,107)     $   (5,305,407)     $   (11,799,134)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Non-cash compensation                                              520,853           3,284,577            3,920,853
   Cost of penalty for late registration of shares -
      stock portion                                                 1,991,923                  --            1,991,923
   Cost of penalty for late registration of shares -
      warrant portion                                                 638,838                  --              638,838

   Impairment of intangible asset                                       6,393                  --                6,393
   Interest expense                                                     4,007              83,776              156,407
   Amortization of discount on notes payable                               --             704,633            1,006,935
   Depreciation and amortization                                        3,201              13,255               29,218
   Changes in operating assets and liabilities:
     Prepaid services and other assets                                  9,946              29,130                3,234
     Accounts payable and accrued expenses                            100,911             148,854              655,953
                                                            -----------------   -----------------   ------------------

   Net cash used in operating activities                           (1,884,113)         (1,041,182)          (3,958,458)

Cash flows from investing activities:
   Acquisition of property and equipment                                   --              (4,783)              (8,087)
                                                            -----------------   -----------------   ------------------

   Net cash used in investing activities                                   --              (4,783)              (8,087)

Cash flows from financing activities:
   Proceeds from notes payable                                             --              32,500            1,233,500
   Principal payments on notes payable and demand loans               (14,997)                 --             (264,997)
   Shares of stock sold for cash                                    1,190,856           1,973,045            3,259,902
   Proceeds from exercise of warrant                                    4,000                  --                4,000
   Officer repayment of amounts paid on his behalf                         --                  --               19,880
   Cash paid on behalf of officer                                          --                  --              (19,880)
                                                            -----------------   -----------------   ------------------

   Net cash provided by financing activities                        1,179,859           2,005,545            4,232,405

Net increase (decrease) in cash and cash equivalents                 (704,254)            959,580              265,860

Cash and cash equivalents at beginning of period                      970,114              10,534                   --
                                                            -----------------   -----------------   ------------------
Cash and cash equivalents at end of period                     $      265,860      $      970,114      $       265,860
                                                            =================   =================   ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (continued)

                                                                                                    For the Period
                                                            For the Year Ended  For the Year Ended  October 30, 2002 to
                                                            December 31, 2005   December 31, 2004   December 31, 2005
                                                            -----------------   -----------------   ------------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                                       $        1,706      $           54     $        43,553

Taxes                                                          $            -      $            -     $             -

Acquisition and capital restructure:
     Assets acquired                                                        -                   -                   -
     Liabilities assumed                                                    -                   -            (120,799)
     Common stock retained                                                  -                   -              (2,369)
     Adjustment to additional paid-in capital                               -                   -             123,168
     Organization costs                                                     -                   -             350,000
                                                            -----------------   -----------------   ------------------
Total consideration paid                                        $           -      $            -     $       350,000
                                                            =================   =================   ==================

Common stock issued in exchange for proprietary rights          $           -      $            -      $         9,250
                                                            =================   =================   ==================

Common stock issued in exchange  for services                   $      10,000      $    2,878,006      $     2,925,286
                                                            =================   =================   ==================

Common stock issued in exchange for previously incurred
debt and accrued interest                                       $      65,003      $      695,591      $     1,060,594
                                                            =================   =================   ==================

Common stock issued as interest                                 $           -      $       36,000      $        36,000
                                                            =================   =================   ==================

Amortization of beneficial conversion feature                   $           -      $      162,709      $       223,269
                                                            =================   =================   ==================
Stock options and warrants issued in exchange for services
rendered                                                        $     279,949      $      406,571      $       772,381
                                                            =================   =================   ==================

Debt and accrued interest forgiveness from note holders         $           -      $       36,785      $        36,785
                                                            =================   =================   ==================

Common stock issued in satisfaction of amounts due to an
Officer and a Director                                          $           -      $      180,000      $       180,000
                                                            =================   =================   ==================


Common stock issued in satisfaction of accounts payable         $           -      $      157,219      $       157,219
                                                            =================   =================   ==================

Amortization of deferred compensation                           $     199,726      $            -      $       199,726
                                                            =================   =================   ==================

Fair value of common stock and warrants in connection
   with the late filing of registration statement               $   2,630,761      $            -      $     2,630,761
                                                            =================   =================   ==================
Gain from marking to market - stock portion of
   penalty for late registration of shares                      $     314,385      $            -      $       314,385
                                                            =================   =================   ==================
Gain from marking to market - warrant portion of
   penalty for late registration of shares                      $     254,693      $            -      $       254,693
                                                            =================   =================   ==================

Impairment of intangible asset                                  $       6,393      $            -      $         6,393
                                                            =================   =================   ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                    AND FOR THE PERIOD FROM OCTOBER 30, 2002
                        (INCEPTION) TO DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Business
------------------

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential therapeutics for a number of applications. All therapeutics in development are based on Sar9, Met (O2)11-Substance P, an analog of the naturally occurring human neuropeptide Substance P. This neuropeptide can be found throughout the body, including in the airways of humans and many other species. We use the generic name Homspera to refer to the synthetic Sar9, Met
(O2)11-Substance P peptide. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals.

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary,   ImmuneRegen   BioSciences,   Inc.  Significant
intercompany transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $ 4,591,107 and $ 5,305,407, respectively. In addition, its current liabilities exceed its current assets by $2,273,444 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

In order to address our capital requirements, we intend to seek to raise additional cash for working capital purposes through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The  accompanying   consolidated   financial   statements  do  not  include  any
adjustments that might result should the Company be unable to continue as a going concern.

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2005, 2004 and 2003, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred anet loss of $11,799,134 from its inception through December 31, 2005. The Company incurred a net loss of $ 4,591,107 and $ 5,305,407 from operations during the years ended December 31, 2005 and 2004, respectively. The Company's has a net working capital deficit of $2,273,444 with cash and cash equivalents of $265,860 at December 31, 2005.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2005, 2004, and the period from October 30, 2002 (date of inception) to December 31, 2005 were $113,731, $150,091 and $306,794, respectively.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2005.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 200 and for subsequent periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                    Twelve months ended
                                       December 31,
                                    2005           2004
                                -----------    -----------
Net loss, as reported           $(4,591,107)   $(5,305,407)

Compensation recognized under
under APB 25                             --             --
Compensation recognized under
SFAS 123                            (83,150)            --
                                -----------    -----------

Pro forma net loss              $(4,674,257)   $(5,305,407)
                                ===========    ===========


Pro forma loss per share        $     (0.07)   $     (0.16)
                                ===========    ===========


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

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the years ended December 31, 2005 or 2004.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial position, cash flows or results of operations.

In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we are required to implement FAS 123(R) at the beginning of our fiscal year that begins January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

Effective January 1, 2006, we will adopt FAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123(R).

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in 2006 will have a material impact on our results of operations and net loss per share.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2005 consists of the following:

  Office Equipment                                $6,665
  Office Fixtures and Furniture                    1,423
                                                 -------
                                                   8,088
  Accumulated Depreciation                        (3,862)
                                                 -------
                                                  $4,226
                                                 =======

Depreciation expense included as a charge to income amounted to $2,274, $1,078, and $3,862 for the years ended December 31, 2005 and 2004 and from inception to December 31, 2005, respectively.

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

The costs and accumulated amortization of intangible assets at December 31 are summarized as follows:

                                                                  2005
                                                                --------
                 Technology License                             $  9,250
                 Website                                          22,500
                 Less:  accumulated amortization                 (25,357)
                        Impairment of intangible asset           ( 6,393)
                                                                --------
                 Intangible assets, net                         $     -
                                                                ========

Amortization expense included as a charge to income amounted to $927, $12,177, and $25,357 for the years ended December 31, 2005 and 2004, and the period from inception to December 31, 2005, respectively. In December 2005, the Company determined it was necessary to record an impairment charge related to our intangible asset totaling $6,393 , which was charged to operations during the year ended December 31, 2005.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 are as follows:

        Accrued penalty for late registration of shares     $2,061,683
        Accounts payable & accrued liabilities                 475,030
        Insurance contract payable                              18,000
        Accrued interest                                         9,098
                                                            ----------
        Total                                               $2,563,811
                                                            ==========

NOTE E - PENALTY FOR LATE REGISTRATION OF SHARES

During the fiscal year December 31, 2005, the Company accrued the issuance of 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of December 31, 2005, we are required to issue an additional 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock. At the time these liabilities were incurred, the shares were valued at $1,991,923 and the warrants were valued at $638,838. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $2,630,761 was charged to operations as cost of Penalty for late registration of shares during the year ended December 31, 2005.


The shares and warrants were re-valued at December 31,2005, and the result of this re-valuation was to decrease the value of the shares by $314,385 and to decrease the value of the warrants by $254,693. These decreases were credited to other (income) expense during the year ended December 31, 2005. At December 31, 2005, the fair value of the common stock issuable under the penalty for late registration of shares is $1,677,538, and the fair value of the warrants issuable under the penalty for late registration of shares is $384,145. These amounts appear as current liabilities on the Company's condensed consolidated balance sheet at December 31, 2005.

As the liability for these penalty shares and warrants must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the shares and warrants at the date of issuance was recorded as a liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in other income (expense). Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity.

We anticipate completing the registration of these shares during the quarter ended June 30, 2006, but expect that an obligation to issue approximately 2,136,893 additional shares and 841,413 additional warrants at an aggregate cost of approximately $840,000 will be incurred during the period January 1, 2006 to June 30, 2006.


NOTE F - RELATED-PARTY TRANSACTIONS

Employment Agreements
---------------------

PRESIDENT AND CHIEF EXECUTIVE OFFICER:

On August 10, 2005, the Company entered into a new employment agreement with its President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum. The salary will be subject to adjustment of at least 10% per year at the end of each year. The registrant also agreed to defend and indemnify, to the fullest extent permitted by the registrant's certificate of incorporation and bylaws and the Delaware General Corporation Law, Mr. Wilhelm and hold him harmless against any liability that he incurs within the scope of his employment under the agreement. The agreement also provides for the following various bonus incentives:

     i) A target incentive bonus in cash and/or stock if the Company consummates a transaction with any unaffiliated third party such as an equity or debt financing, acquisition, merger , strategic partnership or other similar transaction.

     ii) A one time grant of an option to purchase 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value per share on the date option is granted.

In connection with Mr. Wilhelm's new employment agreement, the Company also entered into a change of control agreement and a severance agreement with him on August 10, 2005.

Under the change of control agreement, Mr. Wilhelm shall be entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means, at any time within that period which is one-year from the change of control date (including such date), the termination of the employment of Mr. Wilhelm (i) by the Company without cause or (ii) due to constructive termination, as such terms are defined in the change of control agreement. Further, in the event of an involuntary termination, the agreement provides that the registrant shall pay Mr. Wilhelm a lump sum amount in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to Mr. Wilhelm for a completed fiscal year or other measuring period preceding the date of involuntary termination under any annual or long-term incentive plan and which, as of the date of involuntary termination, is contingent only upon the continued employment of Mr. Wilhelm to a subsequent date, and (ii) a pro rata portion to the date of involuntary termination of the aggregate value of all contingent incentive compensation awards to Mr. Wilhelm for all then uncompleted periods under any such plan. Further, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

Under the severance agreement, Mr. Wilhelm shall be entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means the termination of the employment of Mr. Wilhelm (i) by the Company without cause or (ii) due to constructive termination, as such terms are defined in the severance agreement. Further, in the event of an involuntary termination, the agreement provides that the registrant shall pay Mr. Wilhelm an amount equal to the amount of executive incentive pay (bonus) that he would have received for the year in which the involuntary termination occurred had he met one hundred percent (100%) of the target for such incentive pay. Also, under this agreement, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.


CHIEF FINANCIAL OFFICER:

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the Company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the Company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of the Company. Mr. Fermanis also receives 100,000 shares of the Company's common stock, which are earned at the rate of 1/12 or 8,333 per month beginning January 2005. The Company charges to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2005, the Company charged $41,416 to operations for the issuance of 100,000 shares to Mr. Fermanis. This amount is carried in accrued liabilities at December 31, 2005.

Proprietary Rights Agreement
----------------------------

In December 2002, the Company entered into a royalty-free license agreement with its two founders and largest shareholders. Under the terms of the license agreement, the licensors grant to the Company an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by the licensors. The Company's obligations under the license agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the
U. S. Food and Drug Administration to the Company the right to market a product, the Company will maintain a broad form general liability and product liability insurance.

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

Office Lease
------------

During the period from December 1, 2002 through August 31, 2004, the Company leased office space from an entity controlled by the Company's Chief Executive Officer under a sub-let agreement. The rental cost of $2,734 per month was passed through to the Company at the same rental rate charged by the facility's primary landlord.

In July 2004, the Company  leased a new office  facility from a third party (see
Note I).

Notes Payable
-------------

During the twelve months ended December 31, 2005, the Company converted notes payable and accrued interest to Company shareholders in the aggregate amount of $65,003 into 232,153 shares of the Company's common stock at a price of $0.28 per share (see Note G).

NOTE G - NOTES PAYABLE

During the year ended December 31, 2005, the Company settled in full three (3) notes payable aggregating $80,000. Payment was made by converting one (1) note in the amount of $65,003 into 232,153 shares of the Company's common stock, and by paying cash in the amount of $14,997 in satisfaction of the remaining two (2) notes. The Company has no notes payable outstanding at December 31, 2005.

NOTE H - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2004. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. In July, 2003 a one for twenty reverse stock split of the Company's common stock was effected . On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Total authorized shares and par value remain the unchanged. Accordingly, the effect of the reverse and subsequent forward split has been presented in the accompanying financial statement and footnote disclosures. As of December 31, 2005, the Company has 69,436,319 shares of common stock issued and outstanding.

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

During the year ended December 31, 2003, the Company issued an aggregate of 267,594 shares of common stock to consultants for services in the amount of $37,280. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 2,155,104 shares of common stock in exchange for $ 300,000 of previously incurred debt. The Company also issued an aggregate of 383,430 shares of common stock in exchange for $ 65,000 net of costs and fees. In July, 2003, the Company issued 2,368,130 in connection with the Company's acquisition and merger with GPN Network, Inc. (see Note A.)

During the year ended December 31, 2004, the Company issued an aggregate of 5,481,280 shares of common stock to consultants for services in the amount of $2,877,872. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 300,000 shares of common stock as with a fair value of $36,000 as interest on a note payable. In addition, in conjunction with a private placement of stock (see below), the Company issued 6,855,062 shares of common stock in exchange for $ 630,591 of previously incurred debt and accrued interest. In addition, the Company issued 590,000 shares of common stock in exchange for $65,000 of previously issued debt. Total debt exchanged for stock during the year ended December 31, 2004 was $695,591 of debt and interest for 7,745,062 shares of common stock. The Company also sold an aggregate of 18,160,000 shares of common stock in exchange for $ 1,971,045 cash, net of costs and fees. The Company also sold 8,000 shares of common stock for $1,200. The Company also issued an aggregate of 4,900,000 shares of common stock to its investment bankers as fees. The Company also issued 1,257,746 shares of common stock in settlement of $157,219 of accounts payable. In addition, the Company issued an aggregate 1,440,000 shares of common stock to an officer and a director in satisfaction $180,000 of liabilities.

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

In consideration of the investment, the Company granted to each investor certain registration rights and anti-dilution rights. The Company is obligated to file a registration statement for the shares of common stock issued in the private placement and shares of common stock underlying the warrants issued in the private placement within 30 days of the final closing date of October 26, 2004, or November 25, 2004. The Company is also obligated to effectuate the registration statement within 90 days of the final closing date of October 26, 2004, or January 24, 2005. Failure to meet either of these deadlines results in the Company subject to a penalty of a 2% increase in the number of shares to be registered, or 461,200 shares and warrants to purchase an additional 181,600 shares, for every 30 day period beyond the deadline date. As of the date of the financial statements, the registration statement has not been deemed effective and as a result, the Company has incurred penalties in the amount of $2,061,683 representing the obligation to issue an additional 5,242,307 shares of common stock and warrants to purchase an additional 2,064,187 shares of common stock at a price of $0.50 per share.

The accrued penalties in connection with the issuance of the shares of common stock is included in accounts payable and accrued expenses at December 31, 2005.

In conjunction with raising capital through the private placement of our common stock, the Company issued a warrant that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the 9,800,000 warrants and an additional 2,064,187 penalty warrants at their respective dates of issuance has been recorded as a warrant liability on the balance sheet ($638,838) and the change in fair value from the date of issuance to December 31, 2005 has been included in other income (expense). The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 79%, (3) risk-free interest rate of 4.5%, and
(4) expected life of 5 years. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity.

For the year ended December 31, 2005 the change in fair value of the warrant issued with registration rights decreased by approximately $254,693 to $384,145 at December 31, 2005 and is recognized in other income (expense).

October 2004, the Company converted certain notes payable with an aggregate principal amount of $558,500 plus accrued interest of $56,757 for a total of $630,328 into Units with terms identical to those provided to investors in the Private Placement. The number of shares of common stock issued via these note conversions was 6,694,149 along with warrants to purchase an additional 3,347,076 shares (see Note H).

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

In July 2005, the Company issued 232,153 shares of common stock at a price of $0.28 per share pursuant to the conversion of a note payable (see Note F.)

In August 2005, the Company issued 100,000 shares of common stock pursuant to an agreement with a service provider. The fair value of these shares of $10,000 was amortized over the life of the contract, from July 2004 to July 2005.


NOTE I - STOCK OPTIONS AND WARRANTS

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


          Options Outstanding                        Options Exercisable
   -----------------------------------    --------------------------------------
                         Weighted                                   Weighted
                         Average         Weighted                   Average
                         Remaining       Average                    Remaining
Exercise   Number        Contractual     Exercise     Number        Contractual
Prices     Outstanding   Life (years)    Price        Exercisable   Life (years)
--------   -----------   ------------    ---------    -----------   ------------

$25.00        63,212         4.24         $25.00       63,212         4.24
 0.31          1,000         4.95           0.31        1,000         4.95
 0.33        103,030         4.61           0.33      103,030         4.61
 0.44        150,000         4.34           0.44      150,000         4.34
             -------                                  -------
             317,242                                  317,242
             =======                                  =======


Transactions involving stock options issued to employees are summarized as follows:

                                                         Weighted Average
                                     Number of Shares     Price Per Share
                                     ----------------    ----------------
Outstanding at December 31, 2003          63,212              25.00
   Granted                                    --                 --
   Exercised                                  --                 --
   Canceled or expired                        --                 --
                                         -------             ------
Outstanding at December 31, 2004          63,212             $25.00
   Granted                               254,030               0.39
   Exercised                                  --                 --
   Canceled or expired                        --                 --
                                         -------             ------
Outstanding at December 31, 2005         317,242             $ 5.30
                                         =======             ======

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ .05-.10       519,780       3.38        $.05-.10       519,780          3.38
 .125-.21       911,819       3.46        .125-.21       911,819          3.46
  .25-.56     9,271,405       3.57         .25-.56     9,271,405          3.57
     1.00       867,311       2.08           1.00        867,311          2.08
     2.00        46,550       3.21           2.00         46,550          3.21
            -----------   ------------                -----------    -----------
             11,616,865       3.44                    11,616,865          3.44
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                         ---------------    ------------------

   Outstanding at January 1, 2004                832,510           $    .82
      Granted                                 16,831,199                .47
      Exercised                               (6,600,778)               .50
      Canceled or expired                             --                 --
                                              ----------           --------
   Outstanding at December 31, 2004           11,062,931                .48
      Granted                                    757,464                .44
      Exercised                                  (80,000)               .05
      Canceled or expired                       (123,530)              2.00
                                              ----------           --------
   Outstanding at December 31, 2005           11,616,865           $    .46
                                              ==========           ========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2005           2004
                                                       ----           ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date             3.75%          3.75%
     Expected stock price volatility                93% to 179%   163% to 262%
     Expected dividend payout                             --           --
     Expected option life-years (a)                        5            5


(a) The expected option life is based on contractual expiration dates.

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $279,711 and $406,571 during the years ended December 31, 2005 and 2004, respectively.

The Company also capitalized financing costs of $0 and $397,394 for warrants granted in connection with placement of convertible debentures for the years ended December 31, 2005 and 2004, respectively.

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

During the three months ended March 31, 2005, the Company issued warrants to purchase 268,033 shares of common stock at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $137,049 to operations during the twelve months ended December 31, 2005.

During the three months ended June 30, 2005, the Company issued warrants to purchase 366,814 shares of common stock at prices ranging from $0.038 to $1.00 per share to consultants and advisory board members. The Company also cancelled warrants to purchase 123,530 shares of common stock at a price of $2.00 per share. The Company valued these issuance and cancellations using the Black-Scholes valuation model, and charged the amount of $103,772 to operations during the twelve months ended December 31, 2005.

Also during the three months ended June 30, 2005, warrants to purchase 80,000 shares of common stock at a price of $0.05 per share were exercised.

During the three months ended September 30, 2005, the Company issued warrants to purchase 77,250 shares of common stock at prices ranging from $0.125 to $1.00 per share to consultants and advisory board members. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $20,491 to operations during the twelve months ended December 31, 2005.

In October and December 2005, the Company issued warrants to purchase 62,467 shares of common stock at prices ranging from $0.125 to $1.00 to consultants and advisory board members for services provided. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $18,399 to operations during the twelve months ended December 31, 2005.


NOTE J - COMMITMENTS AND CONTINGENCIES

Office Leases
-------------

Our corporate headquarters are currently located at 4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251, where we have leased approximately 1,800 square feet of office space through September 30, 2007. Our rent expense is $2,320 per month in year one and will increase to $2,380 in year two. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

Rent expense amounted to $27,785 for the years ended December 31, 2005, $41,051 for the year ended December 31, 2004, and $102,939 for the period from October 30, 2002 (inception) through December 31, 2005.

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with all of its President and Chief Executive Officer (See Note F). In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information. The Company also has a severance agreement and a change of control agreement in place with its President and Chief Executive Officer.

The Company also has an employment agreement with its Chief Financial Officer which provide salary and benefit provisions.

The Company has consulting agreements with outside contractors to provide marketing and financial and scientific advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

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

The judgment was subsequently settled in full for a cash payment of $35,107 paid on August 2, 2005 releasing us from all obligations under the judgment.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,970,000 which expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,740,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
       Net operating loss carryforward    $1,740,000
       Valuation allowance                (1,740,000)
                                         -----------
       Net deferred tax asset            $        --
                                         ===========

NOTE L - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:


                                                           For the Period
                                                           From October 30,
                                                           2002 (Date of
                                                           Inception) Through
                                  2005           2004      December 31, 2005
                              ------------  -------------  ------------------
Net loss available to
   common shareholders       $ (4,591,107)    (5,305,407)  $(11,799,134)
                              ============   ============   =============
Basic and fully diluted
   loss per share            $      (0.07)  $      (0.16)  $      (0.30)
                              ============   ============   ============
Weighted average common
  shares outstanding           67,691,598      33,510,168    38,934,503
                              ============   ============   ============


On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Accordingly, the effect of the forward split has been presented in the accompanying financial statement and footnote disclosures.

At  December  31,  2005  and  2004,   there  were   11,680,077  and  11,380,173,
respectively, shares of common stock issuable subject to stock options and warrants. These shares were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE M - SUBSEQUENT EVENTS

On March 10, 2006 we issued to our Chief Financial Officer, John N. Fermanis, 100,000 registered common stock per the terms of his employment agreement.

From the period of January 1, 2005 to March 20, 2005, we accrued the issuance of 1,214,493 shares of common stock and warrants to purchase an additional 478,213 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. As of March 20, 2005, we are required to issue an additional 6,456,800 shares of common stock and additional warrants to purchase 2,542,400 shares of common stock pursuant to the late registration penalty.

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

         As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

         Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which include the establishment of new internal policies related to financial reporting.

Changes in internal controls
----------------------------

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors and executive officers are:

Name                     Age     Position
--------------------------------------------------------------------------------
Michael K. Wilhelm        38     President, Chief Executive Officer and Director
John N. Fermanis          52     Chief Financial Officer
Mark L. Witten, Ph.D.     52     Director
Theodore E. Staahl, M.D.  61     Director

         MICHAEL K. WILHELM, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Wilhelm has served as our President and Chief Executive Officer and on our Board of Directors since July 2003 and as President and Chief Executive Officer of ImmuneRegen BioSciences, Inc. since December 2002 and on its Board of Directors since November 2002. Mr. Wilhelm has been actively involved in the financial industry since 1990. After leaving the brokerage industry, Mr. Wilhelm founded Foresight Capital Partners in July 1996, a company designed to identify early stage companies with above average growth potential and assist them in reaching the next stage of development. In working with these companies, Mr. Wilhelm took an active role, provided advisory services and facilitated financing for continued growth and development. Mr. Wilhelm was Managing Director of Foresight Capital Partners until December 2002. Mr. Wilhelm works on average 70 hours per week.

         JOHN N. FERMANIS, CHIEF FINANCIAL OFFICER. Mr. Fermanis was appointed as our Chief Financial Officer, effective as of December 22, 2004. Mr. Fermanis is a co-founder of AMPS Wireless Data, Inc., a privately held Arizona corporation founded in 1998, where he served as Chief Financial Officer from May, 2001 to October, 2004. Mr. Fermanis had overall financial responsibility at AMPS and was instrumental in raising over $5 Million in venture capital. From 1997 to 2001, he held the position of Treasury Manager for Peter Piper, Inc., a national restaurant chain headquartered in Scottsdale, Arizona, where he was responsible for managing a $25 Million revolving line of credit and cash concentration and disbursement for a company with over $100 Million annual sales. Mr. Fermanis has over 18 years of financial management experience with both the American Express Corporation and Citigroup in New York City. Mr. Fermanis holds a Bachelor of Arts degree from the S.U.N.Y. at Stony Brook and attended Pace University's Graduate School of Management in New York City. Mr. Fermanis works on average 60 hours per week.

         THEODORE E. STAAHL, M.D., DIRECTOR. Dr. Staahl has served on our Board of Directors since April 2003. Dr. Staahl is employed at the Cosmetic, Plastic and Reconstructive Surgery Center, a company which he founded in 1978. Dr. Staahl's professional training was received at the University of Illinois and the University of Wisconsin and is board certified by the American Board of Facial, Plastic and Reconstruction Surgeons, the Board of Cosmetic Surgeons and the American Board of Head and Neck Surgeons. Dr. Staahl has presented papers at national and international meetings on hair transplant, rhinoplasty and cleft lip deformities. Dr. Staahl devotes on average 3 hours per week to our business.

         MARK L. WITTEN, PH.D., DIRECTOR. Dr. Witten has served on our Board of Directors since July 2003 and has served on the Board of Directors for ImmuneRegen BioSciences, Inc. since November 2002. Dr. Witten served as a research scientist for ImmuneRegen BioSciences, Inc. from July 2003 to February 2006. Dr. Witten has served as a Research Professor at the University of Arizona since July 2000. Since July 1998 Dr. Witten has served as the Director of the Joan B. and Donald R. Diamond Lung Injury Laboratory in the Department of Pediatrics at the University of Arizona College of Medicine. Dr. Witten obtained his Ph.D. from Indiana University in 1983 with a double major in physiology and exercise physiology. He conducted a post-doctoral fellowship in Respiratory Sciences at the University of Arizona College of Medicine from 1983 to 1988. He then spent two years as an Assistant Biologist at Massachusetts General Hospital and Instructor in Medicine at Harvard Medical School. He returned to The University of Arizona College of Medicine in 1990. Dr. Witten has authored over 200 published manuscripts, book chapters and abstracts. Dr. Witten devotes on average 3 hours per week to our business.

There are no family relationships among the directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the

Company's knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were satisfied by such persons.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation earned by our Chief Executive Officer and each of the other executive officers who served during the year ended December 31, 2005, and whose annual salary and bonus during the fiscal years ended December 31, 2003, 2004 and 2005 exceeded $100,000 (the "Named Executive Officers").

                                                                                 ANNUAL COMPENSATION
                                                                          -------------------------------

                  NAME AND PRINCIPAL POSITION                  YEAR        SALARY ($)          BONUS ($)
-----------------------------------------------------------------------------------------------------------

     Michael K. Wilhelm(1)                                        2005         275,000            28,870(2)
        Chief Executive Officer and President                     2004         175,000           247,301(3)
                                                                  2003         125,000                 0

     John N. Fermanis                                             2005         161,416(5)          4,590(6)
        Chief Financial Officer (4)                               2004               0                 0
                                                                  2003               0                 0

----------

(1) Michael K. Wilhelm has served as Chief Executive Officer and President of IR BioSciences Holdings, Inc. since July 2003 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Wilhelm served as Chief Executive Officer and President of ImmuneRegen
      BioSciences, Inc. since December 2002. Mr. Wilhelm's compensation is reported in the table with respect to his positions at both IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. for the years ended December 31, 2003, 2004 and 2005.

(2) Reflects the value of 80,811 warrants granted to Michael K. Wilhelm as performance bonuses per his employment agreement. In May 2005, the Company issued a warrant to Mr. Wilhelm to purchase 80,811 shares (post-split) of common stock at a price of $0.30 per share (post-split). The Company valued these warrants using the Black-Scholes model, and charged the amount of $28,870 to operations during the twelve months ended December 31, 2005.

(3) Reflects the value of 948,980 warrants granted to Michael K. Wilhelm as performance bonuses. In May 2004, the Company issued a warrant to Mr. Wilhelm to purchase 500,000 shares (post-split) of common stock at a price of $0.25 per share (post-split). The warrants were issued as performance bonuses. The Company valued these warrants using the Black-Scholes model, and charged the amount of $134,604 to operations during the twelve months ended December 31, 2004. In October 2004, the Company issued a warrant to Mr. Wilhelm to purchase 448,980 shares (post-split) at a price of $0.125 per share (post-split) as a performance bonus for achieving certain objectives. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

(4)   John N. Fermanis served as Chief Financial Officer from December 2004.

(5) Reflects the value of 100,000 shares of common stock issued to John N. Fermanis in the three months ended March 31, 2005 as part of compensation per his employment agreement. For the twelve months ended December 31, 2005, the Company charged $35,000 to operations for the issuance of these 100,000 shares to Mr. Fermanis.

      Also reflects the value of an additional 100,000 shares of common stock issued to John N. Fermanis as part of compensation per his employment agreement. The shares were earned at the rate of 1/12 or 8,333 per month beginning January 2005. The Company charged to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2005, the Company charged $41,416 to operations for the issuance of 100,000 shares to Mr. Fermanis.

(6) Reflects the value of 12,500 warrants granted to John N. Fermanis as performance bonuses per his employment agreement. In May 2005, the Company issued a warrant to Mr. Fermanis to purchase 12,500 shares of common stock at a price of $0.31 per share. The Company valued these warrants using the Black-Scholes model, and charged the amount of $4,590 to operations during the twelve months ended December 31, 2005.

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

         On December 16, 2002 we entered into consulting agreements Mark Witten, our chief research scientist and director. The consulting agreement is on a month-to-month basis. Under the terms of this agreement, Dr. Witten agrees to place at the disposal of us his judgment and expertise in the area of acute lung injury. In consideration for these services, we agree to pay Dr. Witten a non-refundable fee of $5,000 per month. This contract was terminated effective February 1, 2006.

EMPLOYMENT AGREEMENTS

         On August 10, 2005, we entered into a new employment agreement with our President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum. The salary will be subject to adjustment of at least 10% per year at the end of each year. We also agreed to defend and indemnify, to the fullest extent permitted by our certificate of incorporation and bylaws and the Delaware General Corporation Law, Mr. Wilhelm and hold him harmless against any liability that he incurs within the scope of his employment under the agreement. The agreement also provides for the following various bonus incentives:

         (i) A target incentive bonus in cash and/or stock if we consummate a transaction with any unaffiliated third party such as an equity or debt financing, acquisition, merger , strategic partnership or other similar transaction.

         (ii) A one time grant of an incentive option to purchase 103,030 shares of the Company's Common Stock, at an exercise price equal to the fair market value per share on the date option is granted and a nonstatutory option to purchase 1,896,970 shares at such time that the Company's 2003 Stock Plan is amended to authorize additional shares.

         In connection with Mr. Wilhelm's new employment agreement, we also entered into a change of control agreement and a severance agreement with him on August 10, 2005. Under the change of control agreement, Mr. Wilhelm shall be entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means, at any time within that period which is one-year from the change of control date (including such date), the termination of the employment of Mr. Wilhelm (i) by us without cause or (ii) due to constructive termination, as such terms are defined in the change of control agreement. Further, in the event of an involuntary termination, the agreement provides that we shall pay Mr. Wilhelm a lump sum amount in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to Mr. Wilhelm for a completed fiscal year or other measuring period preceding the date of involuntary termination under any annual or long-term incentive plan and which, as of the date of involuntary termination, is contingent only upon the continued employment of Mr. Wilhelm to a subsequent date, and (ii) a pro rata portion to the date of involuntary termination of the aggregate value of all contingent incentive compensation awards to Mr. Wilhelm for all then uncompleted periods under any such plan. Further, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

         Under the severance agreement, Mr. Wilhelm shall be entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means the termination of the employment of Mr. Wilhelm (i) by us without cause or (ii) due to constructive termination, as such terms are defined in the severance agreement. Further, in the event of an involuntary termination, the agreement provides that we shall pay Mr. Wilhelm an amount equal to the amount of executive incentive pay (bonus) that he would have received for the year in which the involuntary termination occurred had he met one hundred percent (100%) of the target for such incentive pay. Also, under this agreement, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

         On February 15, 2005, we entered into an employment agreement with John
N. Fermanis, our Chief Financial Officer. The employment agreement expires on December 31, 2007, unless terminated earlier pursuant to the terms of the agreement. Under the terms of the employment agreement, Mr. Fermanis is entitled to a base salary of $60,000 until the company completed a funding of $500,000 or more which occurred on March 4, 2005, at which time the base salary was increased to $85,000 until December 31, 2005. Thereafter, the second year salary will be $98,000 per annum and the third year will be $112,000 per annum. Severance provisions include two months salary for termination for cause and six months salary for constructive termination. This agreement also provides for the following various bonus incentives:

         (i) A quarterly discretionary bonus based upon our performance in the previous quarter. This discretionary bonus will be in the form of stock options.

         (ii) A quarterly five-year warrant to purchase up to 12,500 shares of our common stock at 75% of the fair market value of the stock on the date the warrant is granted.


STOCK OPTIONS

         We issued 253,030 stock options to our Chief Executive Officer, Michael Wilhelm, during the fiscal year ended December 31, 2005.

OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2005

         The following table sets forth information concerning individual grants of stock options in 2005 to the Named Executive Officers:



                                            Individual Grants
                         --------------------------------------------------------  Potential Realizable
                                                                                     Value at Assumed
                          Number of                                                Annual Rates of Stock
                          Securities    Percent of                                  Price Appreciation
                          Underlying   Total Options   Exercise or                  for Option Term(1)
                           Options      Granted to     Base Price    Expiration
Name                       Granted       Employees      Per Share       Date         5%           10%
--------------------------------------------------------------------------------------------- -------------
Michael K. Wilhelm          103,030           40.6%    $     0.33       8/10/10   $  9,394    $    20,757
                            150,000           59.0           0.44       5/20/10     18,235         40,294

(1) In order to comply with the rules of the SEC, we are including the gains or "option spreads" that would exist for the respective options we granted to the Named Executive Officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option, which is the fifth anniversary of the grant date. These gains do not represent our estimate or projection of the future price of the ordinary shares.

OPTIONS EXERCISES AND OPTIONS VALUES FOR YEAR ENDED DECEMBER 31, 2005

The following table sets forth information concerning option exercises in 2005 and option values as of December 31, 2005 to the Named Executive Officers:


                                              Number of Securities              Value of Unexercised
                                            Underlying Unexercised             In-the-Money Options
                    Shares                 Options at Fiscal Year-End          at Fiscal Year-End (1)
                   Acquired             --------------------------------------------------------------------
                      on       Value
Name               Exercise  Realized   Exercisable        Un-exercisable   Exercisable   Un-exercisable
----------------------------------------------------------------------------------------------------------
Michael K.            --       $ --       253,030                --          $  --        $     --
   Wilhelm

(1) The value of unexercised "in-the-money" options is based on a price per share of $0.32, which was the price of a share as quoted on the OTC Bulletin Board at the close of business on December 31, 2005, minus the exercise price, multiplied by the number of shares underlying the option.

2003 STOCK OPTION, DEFERRED STOCK AND RESTRICTED STOCK PLAN

         We adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options, as defined by Section 422(b) of the Internal Revenue Code, nonstatutory stock options (collectively, the "Stock Options") and awards of restricted stock and deferred stock and to sell shares of common stock of the Company ("Common Stock") pursuant to the exercise of such stock options for up to an aggregate of 3,600,000 shares. The options will have a term not to exceed ten years from the date of the grant.

         At December 31, 2005, an aggregate of 254,030 stock options were outstanding under the Plan at prices ranging from $0.31 to $0.44 per share. At such date, there were 201,996 stock options available for grant. Further, the Board approved a one time grant of an incentive option to our Chief Executive Officer to purchase 1,896,970 shares at the fair market value per share on the date the option is granted. The options shall be granted at such time that the Company's 2003 Stock Plan is amended to authorize additional shares.

         During the fiscal year ended December 31, 2005, 150,000 discretionary incentive stock options were granted to our Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have an exercise price of $0.44 and a term of five years. Additionally, the Board approved a one time grant of an incentive option to our Chief Executive Officer to purchase 103,030 shares of the Company's Common Stock. The options have an exercise price of $0.33 and a term of five years. Further, our Board of Directors approved a one time grant of a nonstatutory option to purchase 1,896,970 shares at the fair market value per share on the date the option to our Chief Executive Officer, Michael K. Wilhelm. These warrants will be granted such time that the Company's 2003 Stock Plan is amended to authorize additional shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2006 by: (i) all those known by IR BioSciences Holdings, Inc. to be beneficial owners of more than five percent of its common stock, (ii) each director and executive officer of IR BioSciences Holdings, Inc., and (iii) all executive officers and directors of IR BioSciences Holdings, Inc. as a group. Unless indicated below, the address for each listed stockholder is c/o IR BioSciences Holdings, Inc., 4021 North 75th Street, Suite 201, Scottsdale, Arizona 85251.

Name                               Beneficial Ownership (1)   % of Shares (2)
--------------------------------------------------------------------------------
Michael K. Wilhelm                         8,132,814(3)            11.4
John N. Fermanis                             117,500(4)               *
Mark L. Witten                             9,501,138(5)            13.5
Theodore Staahl                            3,489,464(6)             5.0
David T. Harris                            5,066,138                7.3
All executive officers and
  directors as a group (4 persons)        21,240,916(7)            29.3
                                          ==========               ====

* Less than one percent.

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as beneficial owner of those securities. Common shares subject to options and warrants currently exercisable or exercisable within 60 days of March 10, 2006 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

2. Percentages are based on 69,536,319 shares of common stock outstanding as of March 20, 2006.

3. Includes 1,788,718 shares of common stock underlying warrants and 253,030 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 10, 2006. Includes 4,066,138 shares of common stock purchase warrants issued to Foresight Capital Partners, a company controlled by Michael Wilhelm that are currently exercisable or exercisable within 60 days of March 10, 2006.

4. Includes 17,500 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of March 10, 2006. Includes 100,000 shares of Common Stock that have been approved by the Board of Directors for issuance; however, have not yet been issued.

5. Includes 712,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of March 10, 2006.

6. Includes 238,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of March 10, 2006. Includes 93,300 shares of Common Stock that have been approved by the Board of Directors for issuance; however, have not yet been issued.

7. Includes 2,721,218 shares of common stock underlying warrants and 253,030 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 10, 2006. Includes 4,101,138 shares of common stock underlying third party warrants that are currently exercisable or exercisable within 60 days of March 10, 2006.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance. All share information included in this table has been adjusted to reflect a 2-for-1 forward stock split of our common stock that was effected in April 2004.

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
-----------------------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders........             254,030(1)                     $0.39                  201,966(3)

Equity compensation
plans not approved by
security holders........          11,680,077(2)                     $0.59                       --

Total...................          11,934,107                                               201,966
                                  ==========                                               =======

(1) Represents 254,030 stock options at a weighted average price of $0.39 outstanding under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

(2) Represents 11,616,865 stock purchase warrants at a weighted average price of $0.46 and 63,212, options at a weighted average exercise price of $25.00.

(3) Represents 201,996 shares are available for future issuance under our 2003 Stock Option, Deferred Stock and Restricted Stock as of the date hereof.

    Further, the Board approved a one time grant of an incentive option to our Chief Executive Officer, Michael K. Wilhelm, to purchase 1,896,970 shares at the fair market value per share on the date the option is granted. The options shall be granted at such time that the Company's 2003 Stock Plan is amended to authorize additional shares.

WARRANTS

         The following table summarizes the changes in warrants outstanding issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                        ---------------    ------------------

   Outstanding at January 1, 2004                832,510           $    .82
      Granted                                 16,831,199                .47
      Exercised                               (6,600,778)               .50
      Canceled or expired                             --                 --
                                              ----------           --------
   Outstanding at December 31, 2004           11,062,931                .48
      Granted                                    757,464                .44
      Exercised                                  (80,000)               .05
      Canceled or expired                       (123,530)              2.00
                                              ----------           --------
   Outstanding at December 31, 2005           11,616,865           $    .46
                                              ==========           ========

         A description of our warrant arrangements and issuances are included in our financial statements for the year ended December 31, 2005 under "Note I - Stock Options and Warrants,"

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

IMMUNEREGEN BIOSCIENCES, INC.

         ImmuneRegen BioSciences, Inc. is a wholly-owned subsidiary of IR BioSciences Holdings, Inc. IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. have interlocking executive positions and share common ownership.

IMMUNEREGEN BIOSCIENCES ASIA PTE. LTD.

         ImmuneRegen   BioSciences  Asia  PTE.  LTD.   ("ImmuneRegen  Asia"),  a
Singaporean company, is an affiliate of IR BioSciences Holdings, Inc. Approximately 94% of the company is owned equally between our Chief Executive Officer and Chairman, Michael K. Wilhelm, and our Director, Mark Witten. IR BioSciences Holdings, Inc. holds less than 1% ownership in the company. For the three month period ended December 31, 2005, we incurred no expenses. For the period of inception (October 30, 2002) to December 31, 2005, we incurred expenses totaling approximately $133,781, $114,660 on a Singapore-based consultant and $19,121 on travel regarding corporate development and the attendance of symposiums and conferences.

         In November 2003, based on observations made during early preclinical animal model studies we approached Ever Progressing System PTE LTD ("EPS"), a Singapore based contract research organization (CRO), in an attempt to increase our market presence, attract potential funding sources for our research and development efforts and to identify and receive governmental grants. EPS advised us that a presence in Singapore would be desirable if we wanted to pursue such efforts in Singapore and elsewhere in Asia.

         Acting on their advice, we incorporated, under the Singapore Companies Act, ImmuneRegen Asia on June 5, 2004 and retained a Singapore-based consultant to assist us in (i) the development and set-up of our Singapore corporation;
(ii) increasing our visibility in Asia through attendance of conferences, meetings, symposiums, etc.; (iii) reaching out to contacts in various governmental organizations; and, (iv) contact bankers, institutional and private sources of funds for start-up costs, research and development and working capital related to ImmuneRegen Asia.

         Between November 2003 and January 2005, we held discussions with the Economic Development Board of Singapore ("EDB") to assist in establishing a research and development and clinical trials presence in Singapore. In October 2004, our Singapore-based consultant and representatives of ImmuneRegen BioSciences, Inc. met with several members of Thailand's Department of Disease Control, Ministry of Public Health in Bangkok. Also in October 2004, our Singapore-based consultant met with various departments of the Philippines Department of Health in Manila.

         By April 2005, our efforts to further discussions with the EDB and other governmental agencies and to secure adequate funding had proven unsuccessful. At that time our Board of Directors opted to terminate the Singapore-based consultant, dissolve ImmuneRegen Asia and focus solely on our United States operations. We have since abandoned all discussions with EPS the EDB and other governments in Asia regarding our research and development activities.

         Dissolution of ImmuneRegen Asia of which we own less than a 1% interest, has been initiated pursuant to the requirements of Section 344 of the Singapore Companies Act. ImmuneRegen Asia has not conducted any business since its creation in May 2004, and is expected to satisfy the requirements for dissolution with completion of the process anticipated in the near future. Upon adequate and sufficient showing to the Singapore Registrar of Companies, ImmuneRegen Asia will be struck off the register of companies and the company will be dissolved. Shareholder and Board approval have occurred and the required documents are being filed with the registrar of companies in Singapore.



OFFICE LEASE

         During the period from December 1, 2002 through August 31, 2004, the Company leased office space from an entity controlled by the our Chief Executive Officer under a sub-let agreement. The rental cost of $2,734 per month was passed through to the Company at the same rental rate charged by the facility's primary landlord.

INONE CONTRACT

         We have entered into a series of contracts with InOne Advertising & Design, Inc. ("InOne"). At the time of the initiation of the contracts, InOne employed the spouse of Michael Wilhelm, the Company's CEO. These contracts include (i) a three-year agreement dated January 13, 2003 whereby InOne will design and create certain corporate identity and marketing materials in exchange for 72,000 shares (post split) of our common stock and $15,000. This Agreement also provides that InOne will bill us on an hourly basis for additional services, as well as a $100,000 termination fee if the agreement is terminated as a result of a merger or acquisition of the Company; (ii) an Agreement dated March 14, 2003 whereby InOne will design, create, maintain, and host our website for one year in exchange for 140,000 shares (post split) of our common stock and $4,200; (iii) an Agreement dated December 30, 2003 whereby InOne will name and design a logo for respiratory infectious diseases, such as SARS (Viprovex), in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of our common stock at a price of $0.125; (iv) an Agreement dated December 31, 2003 whereby InOne will name and design a logo for Acute Radiation Syndrome (ARS) medical countermeasure for radiation (Radilex) in exchange for $5,000 and a warrant to purchase 20,000 shares (post-split) of our common stock at a price of $0.125.

         At December 31, 2005, InOne no longer employs or has any business relationship with the spouse of Mr. Wilhelm.

         The amounts due InOne at December 31, 2005 and 2004 are $0 and $2,700, respectively.

RELATED PARTY LOANS

         There were no loans to related parties entered into during the fiscal year ended December 31, 2005. Additionally, there were no loans to related parties outstanding at December 31, 2005.

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

         Neither the termination of Dr. Harris' consulting agreement in March 2005 nor the termination of Dr. Witten's consulting agreement in February 2006 have any impact on the license agreement.

CONSULTING AGREEMENTS

         On December 16, 2002 we entered into consulting agreements with David Harris and Mark Witten, who were our two founders and research scientists. The consulting agreements are on a month-to-month basis. Under the terms of these agreements, Messrs. Harris and Witten agreed to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of them a non-refundable fee of $5,000 per month. In March 2005, Dr. Harris resigned as consultant to us and our subsidiaries. In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

         Pursuant to consulting agreements entered into with David Harris and Mark Witten, who are our two founders and chief research scientists, during the period from October 30, 2002 (inception) to December 31, 2002, we accrued $5,000 in consulting fees. During the period from January 1, 2003 to December 31, 2003, we accrued an additional $120,000 in consulting fees. We had accrued payables collectively due to Drs. Harris and Witten of $125,000 and $5,000 as of December 31, 2003 and 2002, respectively. In connection with our recently completed private offering in October 2004, $90,500 of such amount owed to Dr. Witten converted into 724,000 shares of our common stock and warrants to purchase 362,000 shares of common stock. In October 2004, because Dr. Harris had not taken an active role in the management of the Company, he agreed that he would forgive the amount accrued to him under the Consulting agreement of $107,500. We accounted for the transaction as a forgiveness of indebtedness under FAS No. 140 during the period ended December 31, 2004.

DUE TO RELATED PARTIES

         Pursuant to consulting agreements entered into with David Harris and Mark Witten, who are our two founders and chief research scientists, during the period from October 30, 2002 (inception) to December 31, 2002, we accrued $5,000 in consulting fees. During the period from January 1, 2003 to December 31, 2003, we accrued an additional $120,000 in consulting fees. We had accrued payables collectively due to Drs. Harris and Witten of $125,000 and $5,000 as of December 31, 2003 and 2002, respectively. In connection with our recently completed private offering in October 2004, $90,500 of such amount owed to Dr. Witten converted into 724,000 shares of our common stock and warrants to purchase 362,000 shares of common stock. In October 2004, because Dr. Harris had not taken an active role in the management of the Company, he agreed that he would forgive the amount accrued to him under the Consulting agreement of $107,500. We accounted for the transaction as a forgiveness of indebtedness under FAS No. 140 during the period ended December 31, 2004.

         As of August 15, 2004, we had accrued payables due to our President and CEO, Michael Wilhelm, of $109,374. In connection with our recently completed private offering in October 2004, $89,500 of such amount was converted into 716,000 shares of common stock and warrants to purchase 358,000 shares of common stock.

OUTSTANDING LOANS

         In January 2003, we were loaned $15,000 by an accredited investor. Pursuant to the terms of this transaction, we provided this lender with a warrant to purchase 26,939 shares of our common stock at a price $0.17 per share. The interest rate was 8% per annum. The principal was repaid in March 2005. Interest owed of $2,410.96 was converted into 19,288 shares of common stock per the term of the note.

         Between August 2001 and April 2003 we were loaned money by our President and Chief Executive Officer. We repaid the remaining balance in full for $4,998 ($3,900 principal and $1,097 accrued interest) on April 11, 2005 releasing us from further obligations under the note.

         In September 2001 , we were loaned $50,000 by an accredited investor. On June 7, 2005, the remaining note in the principal amount of $50,000 and all accrued interest of $15,003 were converted into 232,153 shares of our common stock in accordance with the original terms of the note.

ITEM 13.  EXHIBITS

                                    EXHIBITS

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    --------------------------------------------------------------

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

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    --------------------------------------------------------------

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

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    --------------------------------------------------------------

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

10.4(c) Assignment Agreement dated February 23, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(c) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.4(d) Assignment Agreement dated February 23, 2005 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(d) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.4(e) Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(e) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.4(f) Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(f) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.4(g) Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(g) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.4(h) Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(h) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.5 Lease Agreement dated July 1, 2004 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and The Clayton Companies (incorporated by reference to exhibit 10.5 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    --------------------------------------------------------------

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

10.10 Employment Agreement dated February 15, 2005 between the Registrant and John N. Fermanis (incorporated by reference to exhibit 10.10 of the Registrant's Amendment No. 1 on Form 10-K/A to its annual report for the year ended December 31,
                  2004).


10.11 Employment Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.1 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.12 Change of Control Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.2 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.13 Severance Agreement dated November 7, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.3 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.14 Authorization for Regulatory Contact dated November 7, 2005 between Immuneregen BioSciences, Inc., a subsidiary of the Registrant, and Synergos, Inc. (incorporated by reference to exhibit 10.14 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.15 Proforma invoice/quotation dated November 7, 2005 from Sigma-Aldrich, Inc. to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.15 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    --------------------------------------------------------------

10.16 Letter of acceptance dated October 2, 2003, from Huntingdon Life Sciences to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.16 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.17 Price Quotation dated June 27, 2003 received by ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant from AppTec Laboratory Services (incorporated by reference to exhibit
                  10.17 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.18 Consulting Agreement dated March 15, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Dr. Hal Siegel, Ph.D. (Siegel Consultancy) (incorporated by reference to exhibit 10.18 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.19 Consulting Agreement dated November 3, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Dr. Jack Caravelli, Ph.D (incorporated by reference to exhibit 10.19 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.20 Consulting Agreement dated July 29, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Dr. Kelly McQueen, MD, MPH (incorporated by reference to exhibit
                  10.20 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

21.1 Subsidiaries of Registrant (incorporated by reference to exhibit 21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).


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

32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                  Sarbanes-Oxley Act of 2002.*


32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                  Sarbanes-Oxley Act of 2002.*

------------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                           December 31, 2005    December 31, 2004
                           --------------------------------------
(i)   Audit Fees                 $67,000              $75,341
(ii)  Audit Related Fees              --                   --
(iii) Tax Fees                    10,000                   --
(iv)  All Other Fees                  --                   --
                           ------------------         -------
      Total fees                 $77,000              $75,341
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2006

                          IR BIOSCIENCES HOLDINGS, INC.

                        By: /s/ Michael K. Wilhelm
                           -------------------------------------------------
                                Michael K. Wilhelm
                                President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                               TITLE                         DATE
 ---------                               -----                         ----

/s/ Michael K. Wilhelm    Chief Executive Officer, President and  March 28, 2006
-----------------------   Director (Principal Executive Officer)
Michael K. Wilhelm

/s/ John N. Fermanis      Chief Financial Officer (Principal      March 28, 2006
-----------------------   Financial and Accounting Officer)
John N. Fermanis

/s/ Theodore E. Staahl    Director                                March 28, 2006
-----------------------
Theodore E. Staahl, M.D.