Form 10KSB/A
period 2005-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2006-03-30
CIK 793043

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

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

Transitional Small Business Disclosure Format  Yes       No  X
                                                  -----    -----

                                 EXPLANATORY PARAGRAPH

We are filing this amendment to Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006, to correct the following typographical errors:

(1) The filing date of Russell Bedford Stefanou Mirchandani LLP's Report of Independent Registered Public Accounting Firm

(2) The inclusion of two (2) reconciling items in the 2005 Consolidated Statements of Cash Flows that were dropped in the conversion of the file to EDGAR format

(3) The inclusion of two (2) items in Footnote D, Accounts Payable and Accrued Liabilities , to the financial statements that were dropped in the conversion of the file to EDGAR format


For ease of reference, this Form 10-KSB/A is being re-filed in its entirety with this Form 10-KSB/A.

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



Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.........................53



Item 12. Certain Relationships and Related Transactions.....................55



Item 13. Exhibits...........................................................58



Item 14. Principal Accountant Fees and Services.............................63

                           FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN PARTICULAR, STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE ARE CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS. WHILE WE BELIEVE THESE EXPECTATIONS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. THE ACTUAL FUTURE RESULTS FOR IR BIOSCIENCES HOLDINGS, INC. MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HERE FOR VARIOUS REASONS, INCLUDING THOSE DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS," PART II, ITEM 6 ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND ELSEWHERE THROUGHOUT THIS ANNUAL REPORT. GIVEN THESE RISKS AND UNCERTAINTIES, YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE HEREOF. WE DO NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY SUCH STATEMENTS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF SUCH STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS. WHEN USED IN THE REPORT, UNLESS OTHERWISE INDICATED, "WE," "OUR," "US," THE "COMPANY" OR "IMMUNEREGEN" REFERS TO IR BIOSCIENCES HOLDINGS, INC. AND ITS SUBSIDIARY, IMMUNEREGEN BIOSCIENCES, INC.

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

OUR INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have stated in their report included in this Form 10-KSB/A that the Company has incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

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

This annual report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the safe harbor for forward-looking statements under the Securities Act of 1933 and the Securities Exchange Act do not apply to our company. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

         Our independent certified public accountants have stated in their report included in this Form 10-KSB/A that we have incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

New York, New York
March 24, 2006*

*Adjusted for typographical error

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

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    For the Period
                                                            For the Year Ended  For the Year Ended  October 30, 2002 to
                                                            December 31, 2005   December 31, 2004   December 31, 2005
                                                            -----------------   -----------------   ------------------
Cash flows from operating activities:
   Net loss                                                    $   (4,591,107)     $   (5,305,407)     $   (11,799,134)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Non-cash compensation                                              520,853           3,284,577            3,920,853
   Cost of penalty for late registration of shares -
      stock portion                                                 1,991,923                  --            1,991,923
   Cost of penalty for late registration of shares -
      warrant portion                                                 638,838                  --              638,838
  (Gain) loss from marking to market - stock portion
      of penalty for late registration of shares                     (314,385)                 --             (314,385)
  (Gain) loss from marking to market - warrant portion
      of penalty for late registration of shares                     (254,693)                 --             (254,693)
   Impairment of intangible asset                                       6,393                  --                6,393
   Interest expense                                                     4,007              83,776              156,407
   Amortization of discount on notes payable                               --             704,633            1,006,935
   Depreciation and amortization                                        3,201              13,255               29,218
   Changes in operating assets and liabilities:
     Prepaid services and other assets                                  9,946              29,130                3,234
     Accounts payable and accrued expenses                            100,911             148,854              655,953
                                                            -----------------   -----------------   ------------------

   Net cash used in operating activities                           (1,884,113)         (1,041,182)          (3,958,458)

Cash flows from investing activities:
   Acquisition of property and equipment                                   --              (4,783)              (8,087)
                                                            -----------------   -----------------   ------------------

   Net cash used in investing activities                                   --              (4,783)              (8,087)

Cash flows from financing activities:
   Proceeds from notes payable                                             --              32,500            1,233,500
   Principal payments on notes payable and demand loans               (14,997)                 --             (264,997)
   Shares of stock sold for cash                                    1,190,856           1,973,045            3,259,902
   Proceeds from exercise of warrant                                    4,000                  --                4,000
   Officer repayment of amounts paid on his behalf                         --                  --               19,880
   Cash paid on behalf of officer                                          --                  --              (19,880)
                                                            -----------------   -----------------   ------------------

   Net cash provided by financing activities                        1,179,859           2,005,545            4,232,405

Net increase (decrease) in cash and cash equivalents                 (704,254)            959,580              265,860

Cash and cash equivalents at beginning of period                      970,114              10,534                   --
                                                            -----------------   -----------------   ------------------
Cash and cash equivalents at end of period                     $      265,860      $      970,114      $       265,860
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

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES



Accounts payable and accrued liabilities at December 31, 2005 are as follows:

        Common stock portion of penalty for late
          registration of shares                            $1,677,538
        Warrant portion of penalty for late
          registration of shares - with
          registration rights                                  384,145
        Accounts payable & accrued liabilities                 475,030
        Insurance contract payable                              18,000
        Accrued interest                                         9,098
                                                            ----------
        Total                                               $2,563,811
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006

                          IR BIOSCIENCES HOLDINGS, INC.

                        By: /s/ Michael K. Wilhelm
                           -------------------------------------------------
                                Michael K. Wilhelm
                                President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                               TITLE                         DATE
 ---------                               -----                         ----

/s/ Michael K. Wilhelm    Chief Executive Officer, President and  March 29, 2006
-----------------------   Director (Principal Executive Officer)
Michael K. Wilhelm

/s/ John N. Fermanis      Chief Financial Officer (Principal      March 29, 2006
-----------------------   Financial and Accounting Officer)
John N. Fermanis

/s/ Theodore E. Staahl    Director                                March 29, 2006
-----------------------
Theodore E. Staahl, M.D.