Form 10QSB
period 2006-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2006-05-05
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

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


The number of shares outstanding of Registrant's common stock as of May 1, 2006 was 69,536,319.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



PART I.         FINANCIAL INFORMATION                                Page Number



     Item 1.    Financial Statements:

                Consolidated Balance Sheet as of
                March 31, 2006 (unaudited) ................................F-1

                Consolidated Statement of Losses for the
                three months ended March 31, 2006 and 2005, and for
                the period of inception (October 30, 2002) to
                March 31, 2006 (unaudited).................................F-2

                Consolidated Statement of Stockholders' Equity
                (Deficit)from date of inception (October 30,
                2002) to March 31, 2006 (unaudited).................F-3 to F-6

                Consolidated  Statements of Cash Flows for the three
                months ended March 31, 2006 and 2005, and for the
                period of inception (October 30, 2002) to
                March 31, 2006 (unaudited) .........................F-7 to F-8

                Notes to Consolidated Financial Statements ................F-9


     Item 2.    Management's  Discussion and Analysis of Financial
                Condition or Plan of Operation ..............................3


     Item 3.    Controls and Procedures .....................................9


PART II         OTHER INFORMATION


     Item 1.    Legal Proceedings ..........................................10


     Item 2.    Unregistered Sale of Equity Securities
                and Use of Proceeds ........................................10


     Item 3.    Defaults Upon Senior Securities ............................11


     Item 4.    Submission of Matters to a Vote of Securities Holders ......11


     Item 5.    Other Information...........................................11


     Item 6.    Exhibits....................................................11

                Signatures..................................................11

ITEM 1. FINANCIAL INFORMATION

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Consolidated Balance Sheet as of March 31, 2006
                                   (Unaudited)


                                                                    March 31,
                                                                      2006
                                                                  -------------
Assets
Current assets

   Cash and cash equivalents                                      $       6,154
   Prepaid services and other current assets                             17,007
                                                                  -------------

      Total current assets                                               23,161

   Deposits and other assets                                              2,260
   Furniture and equipment, net of accumulated
      depreciation of $5,803 (See Note 1)                                18,760
                                                                  -------------

Total assets                                                      $      44,181
                                                                  =============

Liabilities and Stockholders' Deficit
Current liabilities

   Accounts payable and accrued liabilities (See Note 3)                707,859
   Cash advance from related party (See Note 5)                          50,000
   Warrant portion of penalty for late registration
      of shares - with registration rights (See note 4)                 476,662
   Common stock portion of penalty for late
      Registration of shares (See note 4)                             2,186,549
                                                                  --------------

      Total current liabilities                                       3,421,070

Commitments and Contingencies                                               --

Stockholders' deficit Preferred stock, 0.001 par value:
      10,000,000 shares authorized, no shares
      issued and outstanding                                                --
   Common stock, $0.001 par value; 100,000,000
      shares authorized;  69,536,319 shares issued
      and outstanding at March 31, 2006 (See Note 6)                     69,535

   Additional paid-in capital (See Note 6)                            9,515,216
   Deficit Accumulated during the Development Stage                 (12,961,640)
                                                                  -------------
      Total stockholder's deficit                                    (3,376,889)
                                                                  -------------

Total liabilities and stockholders' deficit                       $      44,181
                                                                  =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                        Consolidated Statements of Losses
               For the three months ended March 31, 2006 and 2005,
                         And for the period of inception
                      (October 30, 2002) to March 31, 2006
                                   (Unaudited)


                                                                                           Cumulative
                                                                                         from Inception
                                                          For the Three   For the Three   (October 30,
                                                          Months Ended    Months Ended      2002) to
                                                          March 31,2006   March 31,2005   March 31, 2006
                                                          -------------   -------------   -------------
Operating expenses:

   Selling, general and administrative expenses           $    561,144    $    838,520    $  8,685,445
   Merger fees and costs                                           --              --          350,000
   Financing cost                                                  --              --           90,000
   Impairment of intangible asset                                  --              --            6,393
                                                          ------------    ------------    ------------

      Total operating expenses                                 561,144         838,520       9,131,838
                                                          ------------    ------------    ------------

Operating loss                                                (561,144)       (838,520)     (9,131,838)

Other expense:
   Cost of penalty for late registration of shares             555,973             --        3,192,688
   (Gain) Loss from marking to market - warrant portion
      of penalty for late registration of shares                (6,868)            --         (267,515)
   (Gain) Loss from marking to market - stock portion
      of penalty for late registration of shares                52,423             --         (261,962)
   Interest (income) expense, net                                 (166)            977       1,166,591
                                                          ------------    ------------    ------------

      Total other (income) expense                             601,362             977       3,829,802
                                                          ------------    ------------    ------------

   Loss before income taxes                                 (1,162,506)       (839,497)    (12,961,640)

   Provision for income taxes                                     --              --              --
                                                          ------------    ------------    ------------
Net loss                                                  $ (1,162,506)   $   (839,497)   $(12,961,640)
                                                          ============    ============    ============

Net loss per share - basic and diluted                    $      (0.02)   $      (0.01)   $      (0.32)
                                                          ============    ============    ============
Weighted average shares outstanding -
   basic and diluted                                        69,475,429      62,863,440      41,136,973
                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to March 31, 2006
                                   (Unaudited)

                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Balance at October 30, 2002 (date of inception)            --  $        --  $        --            --  $        --  $        --

Shares of common stock issued at $0.0006
   per share to founders for license of
   proprietary right in December 2002              16,612,276       16,612       (7,362)           --           --        9,250

Shares of common stock issued at $0.0006 per
   share to founders for services rendered in
   December 2002                                    1,405,310        1,405         (623)           --           --          782

Shares of common stock issued at $0.1671 per
   share to consultants for services rendered
   in December 2002                                    53,878           54        8,946        (9,000)          --           --

Sale of common stock for cash  at $0.1671 per
   share in December 2002                             185,578          186       30,815            --           --       31,001

Net loss for the period from inception
   (October 30, 2002) to December 31, 2002                 --           --           --            --      (45,918)     (45,918)
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2002 (reflective of
   stock splits)                                   18,257,042       18,257       31,776        (9,000)     (45,918)      (4,885)

Shares granted to consultants at $0.1392 per
   share for services rendered in January 2003         98,776           99       13,651            --           --       13,750

Sale of shares of common stock for cash at
   $0.1517 per share in January 2003                  329,552          330       49,670            --           --       50,000

Shares granted to consultants at $0.1392 per
   share for services rendered in March 2003          154,450          154       21,346            --           --       21,500

Conversion of notes payable to common stock
   at $0.1392 per share in April 2003               1,436,736        1,437      198,563            --           --      200,000

Shares granted to consultants at $0.1413 per
   share for services rendered in April 2003           14,368           14        2,016            --           --        2,030

Sale of shares of common stock for cash at
   $0.2784 per share in May 2003                       17,960           18        4,982            --           --        5,000

Sales of shares of common stock for cash at
   $0.2784 per share in June 2003                      35,918           36        9,964            --           --       10,000

Conversion of notes payable to common stock
   at $0.1392 per share in June 2003                  718,368          718       99,282            --           --      100,000

Beneficial conversion feature associated with
   notes issued in June 2003                               --           --       60,560            --           --       60,560

Amortization of deferred compensation                      --           --           --         9,000           --        9,000

Costs of GPN Merger in July 2003                    2,368,130        2,368     (123,168)           --           --     (120,799)

Value of warrants issued with extended notes
   payable in October 2003                                 --           --      189,937            --           --      189,937

Value of Company  warrants  issued in  conjunction  with  fourth  quarter  notes payable issued October through
   December 2003                                           --           --      207,457            --           --      207,457

 Value of warrants  contributed by founders in  conjunction  with fourth quarter notes payable issued October through
   December 2003                                           --           --      183,543            --           --      183,543

 Value of warrants issued for services in
   October through December 2003                           --           --       85,861            --           --       85,861

 Net loss for the year  ended
   December 31, 2003                                       --           --           --            --   (1,856,702)  (1,856,702)
                                                  -----------  -----------  -----------  ------------  -----------  -----------
 Balance at December 31, 2003                      23,431,300  $    23,431  $ 1,035,441            --  $(1,902,620) $  (843,748)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to March 31, 2006
                                   (Unaudited)

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


                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to March 31, 2006
                                   (Unaudited)

                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Shares issued in July to September 2004 as
   interest on note payable                           300,000          300       35,700            --           --       36,000

Issuance of warrants with notes payable in
   July and August 2004                                    --           --       72,252            --           --       72,252

Accrued deferred compensation in August 2004
   to a consultant for 100,000 shares at $0.10
   per share, committed but unissued                       --           --           --       (10,000)          --      (10,000)

Shares issued in August 2004 at $0.14 to a
   consultant for services to be performed
   through October 2004                               100,000          100       13,900       (14,000)          --           --

Shares issued in August 2004 at $0.125 per
   share for conversion of $30,000 demand loan        240,000          240       29,760            --           --       30,000

Shares issued in August 2004 at $0.16 per
   share to a consultant for services provided        125,000          125       19,875            --           --       20,000

Shares issued in October 2004 to employees at
   $0.16 to $0.25 per share                            48,804           49        8,335            --           --        8,384

Commitment to issue 100,000 shares of stock to
   a consultant at $0.23 per share for services
   to be provided through September 2005                   --           --           --       (23,000)          --      (23,000)

Sale of stock for cash in October at $0.125 per
   share, net of costs of $298,155                 18,160,000       18,160    1,345,763            --           --    1,363,923

Value of warrants issued with sale of common
   stock in October, net of costs                          --           --      607,922            --           --      607,922

Issuance of warrant to officer in October, 2004            --           --      112,697            --           --      112,697

Issuance of stock to investment bankers in
   October 2004 for commissions earned              4,900,000        4,900       (4,900)           --           --           --

Conversion of accounts payable to stock in
   October at $0.125 per share                      1,257,746        1,258      107,382            --           --      108,640

Value of warrants issued with accounts
   payable conversions                                     --           --       48,579            --           --       48,579

Conversion of demand loan to stock in October
   at $0.11 per share                                  93,300           93       10,170            --           --       10,263

Forgiveness of notes payable in October 2004               --           --       36,785            --           --       36,785

Issuance of stock to officer and director at
   $0.125 per share in October for conversion
   of liability                                     1,440,000        1,440      122,493            --           --      123,933

Value of warrants issued with officer and
   director conversion of liabilities                      --           --       56,067            --           --       56,047

Conversion of debt and accrued interest to
   common stock at $0.075 to $0.125 per share       6,703,151        6,703      417,514            --           --      424,217

Value of warrants issued with conversion
   of debt                                                 --           --      191,111            --           --      191,111

Conversion of note payable in October into
   common stock at $0.075 per share                    67,613           68        4,932            --           --        5,000

Issuance of warrants to note holders in
   October 2004                                            --           --      112,562            --           --      112,562

Value of shares issued to CFO as compensation         100,000          100       34,900            --           --       35,000

Value of warrants issued to members of
   advisory committees in November
   and December                                            --           --       16,348            --           --       16,348

Beneficial conversion feature associated with
   notes  payable                                          --           --      124,709            --           --      124,709

Shares issued in error to be cancelled                 (9,002)          (9)           9            --           --           --

Amortization of deferred compensation through
   December 31, 2004                                       --           --           --     2,729,454           --    2,729,454

Loss for the year ended
   December 31, 2004                                       --           --           --            --   (5,305,407)  (5,305,407)
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2004                       62,423,388       62,423    7,922,943      (169,986)  (7,208,027)     607,353
                                                 ------------  -----------  -----------  ------------  -----------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to March 31, 2006
                                   (Unaudited)

                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Sale of shares of common stock for cash at
   $0.20 per share in Mar 2005 for warrant
   exercise, net of costs                           6,600,778        6,600    1,184,256            --           --    1,190,856

Value of warrants issued to members
   of advisory committees in March 2005                    --           --      137,049            --           --      137,049

Deferred compensation in Feb 2005 to a
   consultant for 50,000 shares of stock at
   $0.65 per share.                                        --           --           --       (32,500)          --      (32,500)

Warrants exercised at $0.05 per share
   in June 2003                                        80,000           80        3,920            --           --        4,000

Value of warrants issued to members of
   advisory committee in June 2005                         --           --       70,781            --           --       70,781

Value of warrants issued to investors and
   service providers in June 2005                          --           --       32,991            --           --       32,991

Issuance of 232,153 shares of common
   stock in July 2005 for conversion of
   notes payable                                      232,153          232       64,771            --           --       65,003

Issuance of 100,000 shares of common stock
   in August 2005 to a consultant for
   services provided                                  100,000          100        9,900            --           --       10,000

Value of warrants issued to advisory
   committee in September 2005 for services                --           --       20,491            --           --       20,491

Amortization of deferred comp for the
   twelve months ended December, 2005                      --           --           --       199,726           --      199,726

Value of warrants issued in October
   and December 2005 to investors and
   service providers                                       --           --       18,399            --           --       18,399

Loss for the year ended
   December 31, 2005                                       --           --           --            --   (4,591,107)  (4,591,107)

                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2005                       69,436,319       69,435    9,465,501        (2,760) (11,799,134)  (2,266,958)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of 100,000 shares of common stock
   in March 2006 to an officer,
   previously accrued                                100,000          100       41,316             --           --       41,416

Value of warrants issued to advisory
   committee in March 2006 for services                   --           --        8,399             --           --        8,399

Amortization of deferred comp for the
   three months ended March 31, 2006                      --           --           --          2,760           --        2,760

Loss for the three months ended
   March 31, 2006                                         --           --           --             --   (1,162,506)  (1,162,506)
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at March 31, 2006                          69,536,319      69,535    9,515,216             --  (12,961,640)  (3,376,889)
                                                 ============  ===========  ===========  ============  ===========  ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2006 and
            2005, and for the period of inception (October 30, 2002)
                                to March 31, 2006
                                   (Unaudited)


                                                                                                           Cumulative
                                                                For the Three       For the Three        from Inception
                                                                Months Ended        Months Ended          (October 30,
                                                                   March 31,          March 31,              2002) to
                                                                     2006                2005            March 31, 2006
                                                               ---------------     ---------------       --------------
Cash flows from operating activities:
   Net loss                                                    $   (1,162,506)     $     (839,497)     $   (12,961,640)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Non-cash compensation                                               11,159             299,943            3,932,012
   Cost of penalty for late registration of shares -
      stock portion                                                   456,588                  --            2,448,511
   Cost of penalty for late registration of shares -
      warrant portion                                                 105,339                  --              744,177
  (Gain) loss from marking to market - stock portion
      of penalty for late registration of shares                       52,423                  --             (261,962)
  (Gain) loss from marking to market - warrant portion
      of penalty for late registration of shares                      (12,822)                 --             (267,515)
   Impairment of intangible asset                                          --                  --                6,393
   Interest expense                                                        --                 977              156,407
   Amortization of discount on notes payable                               --                  --            1,006,935
   Depreciation and amortization                                        1,941                 402               31,159
   Changes in operating assets and liabilities:
     Prepaid services and other assets                                  7,500                (372)              10,734
     Accounts payable and accrued expenses                            247,147             (12,424)             903,100
                                                            -----------------   -----------------   ------------------

   Net cash used in operating activities                             (293,231)           (550,971)          (4,251,689)

Cash flows from investing activities:
   Acquisition of property and equipment                              (16,475)                 --              (24,562)
                                                            -----------------   -----------------   ------------------

   Net cash used in investing activities                              (16,475)                 --              (24,562)

Cash flows from financing activities:
   Proceeds from notes payable                                         50,000                  --            1,283,500
   Principal payments on notes payable and demand loans                    --             (10,000)            (264,997)
   Shares of stock sold for cash                                           --           1,190,857            3,259,902
   Proceeds from exercise of warrant                                       --                  --                4,000
   Officer repayment of amounts paid on his behalf                         --                  --               19,880
   Cash paid on behalf of officer                                          --                  --              (19,880)
                                                            -----------------   -----------------   ------------------

   Net cash provided by financing activities                           50,000           1,180,857            4,282,405

Net increase (decrease) in cash and cash equivalents                 (259,706)            629,886                6,154

Cash and cash equivalents at beginning of period                      265,860             970,114                   --
                                                            -----------------   -----------------   ------------------
Cash and cash equivalents at end of period                     $        6,154      $    1,600,000      $         6,154
                                                            =================   =================   ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2006 and
            2005, and for the period of inception (October 30, 2002)
                                to March 31, 2006
                                   (Unaudited)



                                                                                                       Cumulative
                                                                For the Three       For the Three     from Inception
                                                                Months Ended        Months Ended       (October 30,
                                                                   March 31,          March 31,         2002) to
                                                                     2006                2005         March 31, 2006
                                                               ---------------     ---------------     -----------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                                       $           220     $          --       $    43,773

Taxes                                                          $          --       $          --       $      --

Acquisition and capital restructure:
     Assets acquired                                                      --                  --              --
     Liabilities assumed                                                  --                  --          (120,799)
     Common stock retained                                                --                  --            (2,369)
     Adjustment to additional paid--in capital                            --                  --           123,168
     Organization costs                                                   --                  --           350,000
                                                               ---------------     ---------------     -----------
Total consideration paid                                       $          --       $          --       $   350,000
                                                               ===============     ===============     ===========

Common stock issued in exchange for proprietary rights         $          --       $          --       $     9,250
                                                               ===============     ===============     ===========

Common stock issued in exchange for services                   $          --       $          --       $ 2,925,286
                                                               ===============     ===============     ===========

Common stock issued in exchange for previously incurred
debt and accrued interest                                      $          --       $          --       $ 1,060,594
                                                               ===============     ===============     ===========

Common stock issued as interest                                $          --       $          --       $    36,000
                                                               ===============     ===============     ===========

Amortization of beneficial conversion feature                  $          --       $          --       $   223,269
                                                               ===============     ===============     ===========

Stock options and warrants issued in exchange for services
rendered                                                       $          --       $       137,049     $   772,381
                                                               ===============     ===============     ===========

Debt and accrued interest forgiveness from note holders        $          --       $          --       $    36,785
                                                               ===============     ===============     ===========

Common stock issued in satisfaction of amounts due to an
Officer and a Director                                         $          --       $          --       $   180,000
                                                               ===============     ===============     ===========

Common stock issued in satisfaction of accounts payable        $          --       $          --       $   157,219
                                                               ===============     ===============     ===========

Common stock issued for deferred compensation to a
Consultant accrued in March 2005                               $          --       $        32,500     $ 2,630,761
                                                               ===============     ===============     ===========

Amortization of deferred compensation                          $         2,760     $          --       $   202,486
                                                               ===============     ===============     ===========

Fair value of common stock and warrants in connection
   with the late filing of registration statement              $       555,973     $          --       $ 3,186,734
                                                               ===============     ===============     ===========

Gain from marking to market -- stock portion of
   penalty for late registration of shares                     $        52,423     $          --       $  (261,962)
                                                               ===============     ===============     ===========

Gain from marking to market -- warrant portion of
   penalty for late registration of shares                     $        (6,868)    $          --       $  (261,561)
                                                               ===============     ===============     ===========

Impairment of intangible asset                                 $          --       $          --       $     6,393
                                                               ===============     ===============     ===========

Issuance of stock to officer, previously accrued               $        41,416     $          --       $    41,416
                                                               ===============     ===============     ===========

Value of warrants issued to members of advisory board          $         8,399     $          --       $     8,399
                                                               ===============     ===============     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2006.

Business and basis of presentation
----------------------------------

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of Homspera(TM), a proprietary compound that is derived from homeostatic substance P, a naturally occurring peptide. Currently, the majority of our development efforts are centered around two drug candidates derived from Homspera, Radilex(TM) and Viprovex(TM). Radilex has been formulated specifically for the potential treatment of acute exposure to radiation. Viprovex was formulated specifically for applications relating to the potential treatment of maladies caused by exposure to various chemical and biological agents. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

Stock based compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended March 31, 2006, there was no effect on our income before taxes and net income as there were no stock options granted during the quarter, and there were no outstanding but unvested options or grants at December 31, 2005.

Interim financial statements
----------------------------

The accompanying balance sheet as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and 2005, and for the period of inception (October 30, 2002) to March 31, 2006, and the statements of cash flows for three months ended March 31, 2006 and 2005, and from the period of inception (October 30, 2002) to March 31, 2006 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets
------------------------------------------

Prepaid services and other current assets consist of prepaid insurance in the amount of $17,007.

Deposits and other assets
-------------------------

Deposits and other assets consist of a deposit on leased office space in the amount of $2,260.

Furniture and equipment
-----------------------

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

       Computer equipment         3 years
       Laboratory equipment       3 years
       Furniture                  7 years

The amounts depreciated for the three months ended March 31, 2006 and 2005 were $1,941 and $170, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2006 was $5,803.

NOTE 2 - RELATED PARTY TRANSACTIONS

Proprietary rights agreements
-----------------------------

In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006. The resignation of Dr. Witten as a consultant to our company in February 2006 does not have any impact upon the terms of the proprietary rights agreement.

Consulting agreements
---------------------

During the three months ended March 31, 2006, the Company paid the amount of $5,000 to Dr. Witten as consulting fees. At March 31, 2006, the Company owes the amount of $2,847 to Dr. Harris for accrued consulting fees.

In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

Employment agreements
---------------------

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, Mr. Fermanis' salary increased from $85,000 to $98,000 per annum effective January 1, 2006. Also pursuant to Mr. Fermanis' employment agreement, 100,000 shares of the Company's common stock were earned during the twelve months ended December 31, 2005. The Company charged the amount of $41,416 to operations during the year ended December 321, 2005. These shares were issued to Mr. Fermanis in March 2006.

Cash Advance
------------

In March 2006, the Company received a cash advance in the amount of $50,000 from a Director. The Company anticipates converting this advance to a note payable during the three months ending June 30, 2006. See note 5.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consisted of the following at March 31, 2006:

Accounts payable and accrued liabilities   $ 644,124
Accounts payable - shell company              34,926
Insurance financing payable                   13,500
Interest payable                               9,262
State income tax payable                       3,200
Consulting fees payable                        2,847
                                            --------
                                           $ 707,859
                                            ========

NOTE 4 - PENALTY FOR LATE REGISTRATION OF SHARES

During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,423,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charged to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively.

NOTE 5 - CASH ADVANCE

In March 2006, the Company received a cash advance from a director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. During the three months ended March 31, 2006, the Company accrued interest in the amount $164 on this advance. The Company anticipates converting this advance to a note payable during the quarter ending June 30, 2006.

NOTE 6 - EQUITY

Common stock
------------

In March 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer. These shares had been earned, and were accrued, during the year ended December 31, 2005.

Warrants
--------

During the three months ended March 31, 2006, the Company issued warrants to purchase 61,500 shares of common stock at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,399 to operations during the three months ended March 31, 2006.

Warrants outstanding do not include the warrants to be issued pursuant to the penalty for late registration of shares - see Note 4.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ .05-.10       519,780       3.14        $.05-.10       519,780          3.14
 .125-.22       936,819       3.21        .125-.22       936,819          3.21
  .25-.56     9,271,405       3.32         .25-.56     9,271,405          3.32
     1.00       903,811       1.88           1.00        903,811          1.88
     2.00        46,550       2.97           2.00         46,550          2.97
            -----------   ------------                -----------    -----------
             11,678,365       3.19                    11,678,365          3.19
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                         ---------------    ------------------

   Outstanding at December 31, 2005           11,616,865                .46
      Granted                                     61,500                .67
      Exercised                                       --                 --
      Canceled or expired                             --                 --
                                              ----------           --------
   Outstanding at March 31, 2006              11,678,365                .46
                                              ==========           ========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2005           2004
                                                       ----           ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date             4.5%          3.75%
     Expected stock price volatility                    75%        93% to 179%
     Expected dividend payout                           --             --
     Expected option life-years (a)                      3           3 to 5


Options
-------

There were no options granted during the three months ended March 31, 2006.

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


          Options Outstanding                        Options Exercisable
   -----------------------------------    --------------------------------------
                         Weighted                                   Weighted
                         Average         Weighted                   Average
                         Remaining       Average                    Remaining
Exercise   Number        Contractual     Exercise     Number        Contractual
Prices     Outstanding   Life (years)    Price        Exercisable   Life (years)
--------   -----------   ------------    ---------    -----------   ------------

$25.00        63,212         4.00         $25.00       63,212         4.00
 0.31          1,000         4.70           0.31        1,000         4.70
 0.33        103,030         4.36           0.33      103,030         4.36
 0.44        150,000         4.09           0.44      150,000         4.09
             -------                                  -------
             317,242                                  317,242
             =======                                  =======


Transactions involving stock options issued to employees are summarized as follows:

                                                         Weighted Average
                                     Number of Shares     Price Per Share
                                     ----------------    ----------------
Outstanding at December 31, 2005         317,242             $ 5.30
    Granted                                   --                 --
    Exercised                                 --                 --
    Expired                                   --                 --
                                     ----------------    ----------------
Outstanding at March 31, 2006            317,242             $ 5.30
                                     ================    ================

Shares and warrants issuable due to late filing of registration statement
-------------------------------------------------------------------------

During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,423,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charged to operations of $52,423 and a credit to operations of $12,822 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively.

The Company anticipates to complete the registration of these shares during the quarter ended June 30, 2006. If the Company is able to complete the registration within this timeframe it will incur an obligation to issue approximately 1,214,493 additional shares and 478,213 additional warrants at an aggregate cost of approximately $500,000 will be incurred. There is no guarantee that the Company will be able to complete the registration within the anticipated timeframe.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 13, 2006, the Company entered into an unsecured Senior Promissory Note in the amount of $500,000. Following the payment of commissions and expenses, the Company received net proceeds of approximately $439,875. The outstanding principal amount of the Note, plus interest at the rate of 12% per annum, is payable in cash on or before the earlier of (i) April 12, 2007 or (ii) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000; provided, however, that a subsequent financing transaction will not include (x) issuances of common stock to employees, (y) the exercise of any options to purchase shares of common stock that are outstanding as of the date hereof, or (z) the grant, issuance or exercise of options or common stock under the Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables. In an event of default, as defined in the note, the note shall become immediately due and payable, and during the continuation of an event of default, the Company must pay interest on the note in an amount equal to 2% per month until the event of default is cured or waived.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB and in the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2006.

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

         Currently, the majority of our development efforts are centered on two potential therapeutic applications for the active ingredient in Homspera. Radilex is being formulated specifically for the potential treatment of acute exposure to radiation. Viprovex is being formulated specifically for applications relating to the potential treatment of maladies caused by exposure to various chemical and biological agents. We are currently sponsoring ongoing pre-clinical studies in these areas, specifically two mouse radiation studies on the efficacy of Radilex in treating acute radiation exposure and a mouse study on the efficacy of Viprovex in treating exposure to anthrax. In addition, we have designed the protocols for additional radiation studies in mice using Radilex and an avian flu study in mice using Viprovex.

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

         Our current potential drug candidates, Radilex and Viprovex and other technologies utilizing Homspera, are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit large animal or human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

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


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenue
-------

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses
-------------------------------------------

         Sales, general, and administrative expenses ("SG&A") were $561,144 for the three months ended March 31, 2006, a decrease of $277,376 or approximately 33% compared to SG&A of $838,520 during the three months ended March 31, 2005. The decrease is primarily due to lower costs of non-cash compensation. For the three months ended March 31, 2006, this amount consisted primarily of officer compensation of $93,250, research and development of $111,516, legal and accounting fees of $195,697, other consulting fees of $53,117, payroll and related costs of $28,685, public relations and marketing of $22,616, and non-cash compensation costs of $8,399.

         The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's line of potential products.

Interest (Income)/Expense (net)
-------------------------------

Interest (Income) was $(166) for the three months ended March 31, 2006, a decrease of $1,143 or approximately 117% compared to interest expense of $977 for the three months ended March 31, 2005. Interest expense was reduced because the Company paid all of its outstanding debt during the twelve months ended December 31, 2005.

The Company expects interest expense to remain at low levels during the coming twelve months.

Net Loss
--------


         For the reasons stated above, our net loss for the three months ended March 31, 2006 was $1,162,506, or $0.02 per share an increase of $323,009 or 38%
compared to a net loss of $839,497 for the three months ended March 31, 2005.

         Our independent certified public accountants have stated in their report included in SEC Form 10-KSB/A that we have incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Penalties for Late Registration
-------------------------------

         During the three months ended March 31, 2006, we accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

         In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of March 31, 2006, we are required to issue an additional 6,625,907 shares of common stock and warrants to purchase an additional 2,724,000 shares of common stock. At the time these liabilities were incurred, the shares were valued at $2,448,511 and the warrants were valued at $744,177. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $557,930 was charged to operations as cost of penalty for late registration of shares during the three months ended March 31, 2006. The shares and warrants were re-valued at March 31, 2006, and the result of this re-valuation was to increase the value of the shares by $52,423 and to decrease the value of the warrants by $6,868. These decreases were credited to other (income) expense during the three months ended March 31, 2006. At March 31, 2006, the fair value of the common stock issuable under the penalty for late registration of shares is $2,186,549, and the fair value of the warrants issuable under the penalty for late registration of shares is $476,662. These amounts appear as current liabilities on the Company's condensed consolidated balance sheet at March 31, 2006.

         We anticipate to complete the registration of these shares during the quarter ended June 30, 2006. If we are able to complete the registration within this timeframe, we will incur an obligation to issue approximately 1,214,493 additional shares and 478,213 additional warrants at an aggregate cost of approximately $500,000 will be incurred. There is no guarantee that we will be able to complete the registration within the anticipated timeframe.

PLAN OF OPERATIONS

         We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

Product Research and Development
--------------------------------

         We incurred an expense of $111,516 for the three months ended March 31, 2006 in research and development activities related to the development of Radilex and Viprovex versus an expense of $65,849 for the three months ended March 31, 2005. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $418,310 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Siegel, among others, have been classified in consulting fees for consistency of financial reporting.

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

         We have prepared the protocols for what we believe will be our final phase of rodent studies for a radiation sensitivity study on mice to be conducted at the Oak Ridge National Laboratory in which we will attempt to further validate our prior studies. This study commenced on February 28, 2006. We estimate that the study will be completed within 3 months at an estimated cost of $90,000. Upon completion of the aforementioned study we will prepare the protocols necessary for a non-human primate study to test the efficacy of Radilex as a potential treatment to acute radiation sickness. We expect this study to begin within the next 12 to 18 months. We believe that preliminary results will be available within 90 days from beginning of study, with analysis within an additional 60 to 90 days. We expect up to an additional $2,500,000 will be required to complete this study. We estimate the completion of this study will be in 18 to 24 months.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements made in the fiscal quarter ended March 31, 2006.

REVENUES

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

         From our inception through March 31, 2006, we have incurred losses of $12,961,640. These expenses were associated principally with equity-based compensation to employees and consultants, cost of penalty for late registration of shares, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had current assets of $23,161 consisting of cash of $6,154 and other current assets of $17,007. At March 31, 2006, we also had current liabilities of $3,421,070, consisting of accounts payable and accrued liabilities of $707,859, notes payable of $50,000 and accrued cost of penalty for late registration of shares of $2,663,211. This resulted in net working capital deficit at March 31, 2006 of $3,397,909. During the three months ended March 31, 2006, the Company used cash in operating activities of $293,231. From the date of inception (October 30, 2002) to March 31, 2006, the Company has had a net loss of $12,961,640 and has used cash of $4,251,689 in operating activities.

         We have never generated revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through March 31, 2006 via the private placement of $3,263,902 net of costs of our common stock, $1,194,856 of this was from the exercise of common stock purchase warrants net of costs. An additional $1,018,503 was received from the issuance of notes payable, net of repayments.

         In March 2006 the Company received a cash advance from a Director, an accredited investor, in the amount of $50,000. This advance bears interest at the rate of 12% per annum. During the three months ended March 31, 2006 the Company accrued interest in the amount of $164 on this advance. The Company anticipates converting this advance to a note payable during the quarter ending June 30, 2006.


         Effective April 13, 2006, we entered into an unsecured Senior Promissory Note in the amount of $500,000. Following the payment of commissions and expenses, we received net proceeds of approximately $439,875. The outstanding principal amount of the Note, plus interest at the rate of 12% per annum, is payable in cash on or before the earlier of (i) April 12, 2007 or (ii) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000; provided, however, that a subsequent financing transaction will not include (x) issuances of common stock to our employees, (y) the exercise of any options to purchase shares of our common stock that are outstanding as of the date hereof, or (z) the grant, issuance or exercise of options or our common stock under our stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables. In an event of default, as defined in the note, the note shall become immediately due and payable, and during the continuation of an event of default, we must pay interest on the note in an amount equal to 2% per month until the event of default is cured or waived.


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

         Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid an annual salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid through August 10, 2005, an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with Mr. Wilhelm. The new employment agreement calls for a salary at the rate of $275,000 per annum and provides for bonus incentives. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company.

         Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid an annual salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a Tender Offer for warrants totaling $1,211,000 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company.

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

         Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to December 2005, we were able to obtain financing of $3,590,136 from a series of private placements of our securities (which resulted in net proceeds to us of $3,263,902). Based on our current plan of operations all of our current funding is expected to be depleted by the end of June 2006. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

         We did not dispose or acquire any significant property, plant or equipment during the first quarter ended March 31, 2006. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees
-------------------

         From our inception through the period ended March 31, 2006, we have relied on the services of outside consultants for services and currently have four full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis, our Chief Financial Officer; and, the third and fourth serve in administrative roles. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

                                  RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2006.

                     RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

         As of March 31, 2006, we had a working capital deficit of $3,397,909. This amount consists of cash of $6,154 and current assets of $17,007, accounts payable and accrued current liabilities of $707,859, including notes payable $50,000 and an accrued current liability of $2,663,211 related to a penalty for the late registration of the securities sold in our October 2004 private placement. We anticipate settling this late registration penalty in additional shares of common stock and warrants to purchase additional shares of common stock. If this non-cash liability were to be removed from our working capital position as of March 31, 2006, we would have a working capital deficit of $734,698. We have incurred a substantial net loss for the period from our inception in October 2002 to March 31, 2006, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2009 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

         We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the three months ended March 31, 2006 was $1,162,506. As of March 31, 2006, we had an accumulated deficit of $12,961,640.

OUR INDEPENDENT OUTSIDE AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent certified public accountants have stated in their Report on Form 10-KSB/A that the Company had incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005, and a lack of operational history, among other matters, that raise substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, WE WILL BE REQUIRED TO CEASE OPERATIONS.

         Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through June 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require approximately $5 million over the next 12 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

         You should be aware that in the future:

         o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

         o  any available additional financing may not be adequate.

         In addition, we entered into an unsecured Senior Promissory Note in the amount of $500,000 in April 2006. The outstanding principal amount of the Note, plus interest at the rate of 12% per annum, is due on or before the earlier of
(i) April 12, 2007 or (ii) the date upon which we sell any of our equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000, excluding certain issuances. Our actions are restricted by the terms of the Note, which may have a material adverse effect on our operations and capital raising ability. Under the terms of the note, we would not be able to raise more than $1,000,000, if we were otherwise able to do so, unless we were able to repay the Note upon such financing. In addition, the note prevents us from (i) increasing the base salary of any officer more than 5% per year unless required to do so by an outstanding employment agreement, (ii) pay any dividends, (iii) incur indebtedness which is senior or pari passu to the Note, (iv) sell account receivables, (v) expend more than $100,000 in any fiscal year for capital expenditures, or (vi) advance money to or invest in any firm, corporation or other person, except in certain enumerated situations.

         If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond June 2006. Our working capital deficit as of March 31, 2006 was $734,698 net of the accrual of securities pursuant to the penalty provision of our October 2004 private placement. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.


THERE IS NO CAP ON THE SHARES AND WARRANTS WE MAY ISSUE PURSUANT TO THE DELAYED REGISTRATION PENALTY PROVISION UNDER THE OCTOBER 2004 PRIVATE PLACEMENT, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

         Under the October 2004 private placement, we agreed to register the shares sold in the transaction, along with the shares underlying the warrants sold within ninety days from the closing date of the private placement. If these securities were not so registered, we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete the registration. Through April 28, 2006, we have accrued 6,918,000 shares and 2,724,000 warrants pursuant to this penalty provision. No cap exists to limit the penalty for failure to register the shares and warrants in the October 2004 private placement. Accordingly, the amount of additional equity securities we issue pursuant to the delayed registration penalty may adversely affect the market price of our common stock and the rights of our stockholders may be substantially reduced. Moreover, as of the date of this report, our authorized capital consists of 100,000,000 shares of common stock. As of April 28, 2006, we have fully diluted 91,396,465 shares of common stock outstanding. Therefore, because no cap exists to limit the issuance of penalty shares, we may not have a sufficient number of authorized shares available for the settlement of the registration penalty. As a result, the investors entitled to these shares may take legal or other action against us, which may cause us to pay substantial damages and adversely affect our business.



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

         As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange
Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings. Please refer to the Company's report on Form 10-K/A Amendment No. 1 for 2005 regarding litigation and claims as of December 31, 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 23, 2004, the Company entered into a $5,000 Convertible Promissory Note bearing 8% interest per month to an individual accredited investor. On October 26, 2004 in accordance with the terms of the Promissory Note, principal of $5,000 and accrued interest of $71 was converted into 67,616 shares of our common stock releasing the Company from any further obligation under the Note. From the date of the note's conversion, these shares were accrued for by the Company and the certificate representing the shares was issued in March 2006. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note. The investor represented to the Company that the investor was purchasing the Note for the investor's own account and not with a present view towards the distribution thereof. In addition, the investor acknowledged and agreed that the Note and the underlying securities had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         In March 2006, per his employment agreement we issued 100,000 shares of our common stock to our Chief Financial Officer, John Fermanis. No general solicitation or advertising was undertaken in connection with the offer and sale of the shares. The Company's Chief Financial Officer qualifies as an "accredited investor" and acknowledged and agreed that the shares had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         As of March 31, 2006 we have accrued the issuance of 230,096 shares of common stock. Pursuant to the terms of their respective agreements with us 34,544 shares of common stock are to be issued to consultants. Also included is 182,366 shares relating to the conversion of convertible notes. The shares will bear a restrictive legend regarding the sale or transfer of such. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Our Chief Financial Officer and the consultants each qualifies as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). No general solicitation or advertising was undertaken in connection with the offer and sale of these shares.

         During the three months ended March 31, 2006, we accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

Subsequent to March 31, 2006 we have accrued the issuance of an additional 292,093 shares of common stock and warrants to purchase an additional 115,013 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004

         During the three months ended March 31, 2006 we have accrued the issuance of 61,500 common stock purchase warrants to members of our Bioterrorism Advisory Board, Drug Development Advisory Board and Oncology and Dermatology Advisory Board for participation during the year. These warrants were issued pursuant to the terms of their respective agreements with us. The exercise prices of these warrants range from $0.125 to $1.00 per share. The warrants expire three years after date of issuance. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.


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





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2006.

                                            IR BioSciences Holdings, Inc.


                                        By: /S/ Michael K. Wilhelm
                                            -----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer