Form 10QSB
period 2006-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2006-08-14
CIK 793043

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or

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



The number of shares outstanding of Registrant's common stock as of August 4, 2006 was 69,624,851.

                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          Number



     Item 1. Financial Statements:

                Condensed Consolidated Balance Sheet as of
                June 30, 2006 (unaudited)  ..................................F-1

                Condensed Consolidated Statement of Losses for the
                three and six months ended June 30, 2006 and 2005,
                and for the period of inception (October 30, 2002)
                to June 30, 2006 (unaudited) ................................F-2

                Condensed Consolidated Statement of Stockholders'
                Equity (Deficit)from date of inception (October
                30, 2002) to June 30, 2006 (unaudited) ...............F-3 to F-6

                Condensed Consolidated  Statements of Cash Flows for
                the six months ended June 30, 2006 and 2005, and for
                the period of inception (October 30, 2002) to
                June 30, 2006 (unaudited)  ...........................F-7 to F-8

                Notes to Condensed Consolidated Financial
                Statements (Unaudited) ..............................F-9 to F-17


     Item 2. Management's Discussion and Analysis of Financial
             Condition or Plan of Operation ...................................3


     Item 3. Controls and Procedures .........................................11


PART II         OTHER INFORMATION


     Item 1. Legal Proceedings ...............................................12


     Item 2. Unregistered Sale of Equity Securities
                and Use of Proceeds ..........................................12


     Item 3. Defaults Upon Senior Securities .................................13


     Item 4. Submission of Matters to a Vote of Securities Holders ...........13


     Item 5. Other Information................................................14


     Item 6. Exhibits.........................................................15

                Signatures....................................................16

ITEM 1. FINANCIAL INFORMATION

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
            Condensed Consolidated Balance Sheet as of June 30, 2006
                                   (Unaudited)

                                                                  June 30,
                                                                    2006
                                                                ------------
Assets

Current assets

   Cash and cash equivalents                                    $     23,663
   Prepaid services and other current assets (note 1)                 17,370
                                                                ------------

      Total current assets                                            41,033

   Deposits and other assets (note 1)                                  2,260
   Furniture and equipment, net of
      accumulated depreciation of $7,744                              16,819
                                                                ------------

Total assets                                                    $     60,112
                                                                ============

Liabilities and Deficiency in Stockholders' Equity

Current liabilities

   Accounts payable and accrued liabilities (note 3)            $    779,795
   Cash advance (note 4)                                              70,000
   Note payable (note 5)                                             509,750
   Warrant portion of penalty for late registration
      of shares - with registration rights (note 6)                  258,986
   Common stock portion of penalty for late registration
      of shares (note 6)                                           1,245,240
                                                                ------------

      Total current liabilities                                    2,863,771

Commitments and Contingencies

   Deficiency in Stockholders' Equity

   Preferred stock, 0.001 par value:
      10,000,000 shares authorized,
      no shares issued and outstanding                                     -
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 69,624,851 shares issued and outstanding
      at June 30, 2006 (note 7)                                       69,622
   Additional paid-in capital (note 7)                             9,546,403
   Deficit Accumulated during the Development Stage              (12,419,684)
                                                                ------------
      Total deficiency in stockholder's equity                    (2,803,659)
                                                                ------------

Total liabilities and deficiency in stockholder's equity        $     60,112
                                                                ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                           (A Development Stage Company)
                   Condensed Consolidated Statements of Losses
                      For the three months and six months
                        ended June 30, 2006 and 2005,
                         And for the period of inception
                      (October 30, 2002) to June 30, 2006
                                   (Unaudited)

                                         For the         For the
                                          Three           Three                                     Cumulative from
                                          Months         Months        For the Six    For the Six  Inception (October
                                        Ended June     Ended June     Months Ended    Months Ended    30, 2002) to
                                         30, 2006       30, 2005      June 30, 2006  June 30, 2005   June 30, 2006
                                      ------------    ------------    ------------    ------------    ------------
Revenues                              $         --    $         --    $         --    $         --    $         --

Operating expenses:

   Selling, general and
      administrative expenses              601,972         593,835       1,163,116       1,432,355       9,287,417
   Merger fees and costs                        --              --              --              --         350,000
   Financing cost                               --       1,493,256              --       1,493,256          90,000
   Impairment of intangible
      asset costs                               --              --              --              --           6,393
                                      ------------    ------------    ------------    ------------    ------------
      Total operating expenses             601,972       2,087,091       1,163,116       2,925,611       9,733,810

Operating loss                            (601,972)     (2,087,091)     (1,163,116)     (2,925,611)     (9,733,810)

Other expense:

   Cost of penalty for late
      registration of shares              (994,574)             --        (438,601)             --       2,192,160
   (Gain) loss from marketing to
      market - warrant portion of
      penalty for late registration
      of shares                            (39,887)             --         (46,755)             --        (301,448)
   (Gain) loss from marketing to
      market - stock portion of
      penalty for late registration
      of shares                           (124,524)             --         (72,101)             --        (386,486)
   Interest (income) expense                15,057             341          14,891           1,318       1,181,648
                                      ------------    ------------    ------------    ------------    ------------
      Total other (income) expense      (1,143,928)            341        (542,566)          1,318       2,685,874

  Income (loss) before income taxes        541,956      (2,087,432)       (620,550)     (2,926,929)    (12,419,684)

   Provision for income taxes                   --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Net income (loss)                     $    541,956    $ (2,087,432)   $   (620,550)   $ (2,926,929)   $(12,419,684)
                                      ============    ============    ============    ============    ============

Net income (loss) per share -
   basic and diluted                  $       0.01   $      (0.03)   $      (0.01)   $      (0.04)   $      (0.29)
                                      ============    ============    ============    ============    ============

Weighted average shares outstanding
   basic and diluted                    69,632,567      69,039,111      69,554,432      65,968,335      43,073,567
                                      ============    ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to June 30, 2006
                                   (Unaudited)


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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to June 30, 2006
                                   (Unaudited)


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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to June 30, 2006
                                   (Unaudited)


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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to June 30, 2006
                                   (Unaudited)



                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------
Sale of shares of common stock for cash at
   $0.20 per share in Mar 2005 for warrant
   exercise, net of costs                           6,600,778        6,600    1,184,256            --           --    1,190,856

Value of warrants issued to members
   of advisory committees in March 2005                    --           --      137,049            --           --      137,049

Deferred compensation in Feb 2005 to a
   consultant for 50,000 shares of stock at
   $0.65 per share.                                        --           --           --       (32,500)          --      (32,500)

Warrants exercised at $0.05 per share
   in June 2003                                        80,000           80        3,920            --           --        4,000

Value of warrants issued to members of
   advisory committee in June 2005                         --           --       70,781            --           --       70,781

Value of warrants issued to investors and
   service providers in June 2005                          --           --       32,991            --           --       32,991

Issuance of 232,153 shares of common
   stock in July 2005 for conversion of
   notes payable                                      232,153          232       64,771            --           --       65,003

Issuance of 100,000 shares of common stock
   in August 2005 to a consultant for
   services provided                                  100,000          100        9,900            --           --       10,000

Value of warrants issued to advisory
   committee in September 2005 for services                --           --       20,491            --           --       20,491

Amortization of deferred comp for the
   twelve months ended December, 2005                      --           --           --       199,726           --      199,726

Value of warrants issued in October
   and December 2005 to investors and
   service providers                                       --           --       18,399            --           --       18,399

Loss for the year ended
   December 31, 2005                                       --           --           --            --   (4,591,107)  (4,591,107)

                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2005                       69,436,319       69,435    9,465,501        (2,760) (11,799,134)  (2,266,958)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of 100,000 shares of common stock
   in March 2006 to an officer,
   previously accrued                                100,000          100       41,316             --           --       41,416

Value of warrants issued to advisory
   committee in March 2006 for services                   --           --        8,399             --           --        8,399

Amortization of deferred comp for the
   three months ended March 31, 2006                      --           --           --          2,760           --        2,760

Loss for the three months ended
   March 31, 2006                                         --           --           --             --   (1,162,506)  (1,162,506)
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at March 31, 2006                          69,536,319      69,535    9,515,216             --  (12,961,640)  (3,376,889)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of common stock in May 2006
   To a consultant for services provided              34,464           34       16,164             --           --       16,198

Conversion of accrued interest to common
   Stock at $0.125 per share in May 2006              19,288           19        2,392             --           --        2,411

Conversion of accrued interest to common
   Stock at $0.125 per share in May 2006              16,324           16        2,025             --           --        2,041

Conversion of accrued interest to common
   Stock at $0.10 per share in May 2006               13,456           13        1,342             --           --        1,355

Common stock issued pursuant to the exercise
   Of warrants at $0.09 per share in June 2006         5,000            5          445             --           --          450

Value of warrants issued to members of
   Advisory committee in June 2006                        --           --        8,819             --           --        8,819

Income for three months ended June 30, 2006               --           --           --             --      541,956      541,956
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at June 30, 2006                           69,624,851      69,622    9,546,403             --  (12,419,684)  (2,803,659)
                                                 ============  ===========  ===========  ============  ===========  ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2006 and 2005,
                and for the period of inception (October 30, 2002)
                                to June 30, 2006
                                   (Unaudited)

                                                                                                    Cumulative from
                                                                                                       Inception
                                                                   For the Six      For the Six      (October 30,
                                                                  Months Ended      Months Ended   2002) to June 30,
                                                                  June 30, 2006    June 30, 2005          2006
                                                                 ----------------  --------------- -------------------
Cash flows from operating activities:
   Net loss                                                    $     (620,550)     $   (2,926,929)     $   (12,419,684)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Non-cash compensation                                               45,926             426,279            3,966,779
   Cost of penalty for late registration of shares -
      stock portion                                                  (360,197)                 --            1,631,726
   Cost of penalty for late registration of shares -
      warrant portion                                                 (78,404)                 --              560,434
  (Gain) loss from marking to market - stock portion
      of penalty for late registration of shares                      (72,101)                 --             (386,486)
  (Gain) loss from marking to market - warrant portion
      of penalty for late registration of shares                      (46,755)                 --             (301,448)
   Legal fees for note payable                                         10,125                  --               10,125
   Placement fees for note payable                                     40,000                  --               40,000
   Impairment of intangible asset                                          --                  --                6,393
   Interest expense                                                        --               4,007             156,407
   Amortization of discount on notes payable                               --                  --            1,006,935
   Depreciation and amortization                                        3,882               1,202               33,100
   Changes in operating assets and liabilities:
     Prepaid services and other assets                                 17,137              (2,000)              20,371
     Accounts payable and accrued expenses                            324,890           1,489,453              980,843
                                                            -----------------   -----------------   ------------------

   Net cash used in operating activities                             (736,047)         (1,007,988)          (4,694,505)

Cash flows from investing activities:
   Acquisition of property and equipment                              (16,475)                 --              (24,562)
                                                            -----------------   -----------------   ------------------

   Net cash used in investing activities                              (16,475)                 --              (24,562)

Cash flows from financing activities:
   Proceeds from notes payable and cash advances                      509,875                  --            1,743,375
   Principal payments on notes payable and demand loans                    --             (14,997)            (264,997)
   Shares of stock sold for cash                                           --           1,190,857            3,259,902
   Proceeds from exercise of warrant                                      450               4,000                4,450
   Officer repayment of amounts paid on his behalf                         --                  --               19,880
   Cash paid on behalf of officer                                          --                  --              (19,880)
                                                            -----------------   -----------------   ------------------

   Net cash provided by financing activities                          510,325           1,179,860            4,742,730

Net increase (decrease) in cash and cash equivalents                 (242,197)            171,872               23,662

Cash and cash equivalents at beginning of period                      265,860             970,114                   --
                                                            -----------------   -----------------   ------------------
Cash and cash equivalents at end of period                     $       23,663      $    1,141,986      $        23,662
                                                            =================   =================   ==================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2006 and 2005,
                and for the period of inception (October 30, 2002)
                                to June 30, 2006
                                   (Unaudited)



Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                  $        438   $      1,486  $     43,991
                                                          ============   ============  ============

Taxes                                                     $         --   $         --  $         --
                                                          ============   ============  ============

Acquisition and capital restructure:
   Assets acquired                                                  --             --            --
   Liabilities assumed                                              --             --      (120,799)
   Common stock retained                                            --             --        (2,369)
   Adjustment to additional paid-in capital                         --             --       123,168
   Organization costs                                               --             --       350,000
                                                          ------------   ------------  ------------
Total consideration paid                                  $         --   $         --  $    350,000
                                                          ============   ============  ============

Common stock issued in exchange for proprietary rights    $         --   $         --  $      9,250
                                                          ============   ============  ============

Common stock issued in exchange for services              $     16,198   $         --  $  2,941,484
                                                          ============   ============  ============

Common stock issued in exchange for previously incurred
   debt and accrued interest                              $      5,807   $     65,003  $  1,066,401
                                                          ============   ============  ============

Common stock issued in exchange as interest               $         --   $         --  $     36,000
                                                          ============   ============  ============

Amortization of beneficial conversion feature             $         --   $         --  $    223,269
                                                          ============   ============  ============

Stock options and warrants issued in exchange for
   services rendered                                      $         --   $    249,821  $    772,381
                                                          ============   ============  ============

Debt and accrued interest forgiveness from note holders   $         --   $         --  $     36,875
                                                          ============   ============  ============

Common stock issued in satisfaction of amounts due
   to an Officer and a Director                           $         --   $         --  $    180,000
                                                          ============   ============  ============

Common stock issued in satisfaction of accounts payable   $         --   $         --  $    157,219
                                                          ============   ============  ============

Deferred compensation to a consultant accrued
   in March 2005                                          $         --   $         --  $  2,630,761
                                                          ============   ============  ============

Amortization of deferred compensation                     $      2,760   $    171,624  $    202,486
                                                          ============   ============  ============

Fair Value of common stock and warrants payable in
connection with late filing of registration statement     $   (994,574)  $  1,493,256  $  1,636,187
                                                          ============   ============  ============

Gaining from marking to market - stock portion of
   penalty for late registration of shares                $   (124,524)  $         --  $   (442,909)
                                                          ============   ============  ============

Gaining from marking to market - warrant portion of
   penalty for late registration of shares                $    (39,887)  $         --  $   (294,580)
                                                          ============   ============  ============

Impairment of intangible asset                            $         --   $         --  $      6,393
                                                          ============   ============  ============

Issuance of stock to Officer, previously accrued          $     41,416   $         --  $     41,416
                                                          ============   ============  ============

Value of warrants issued to members of advisory boards    $     17,219   $         --  $     17,219
                                                          ============   ============  ============

Consulting services received for note payable             $      9,750   $         --  $      9,750
                                                          ============   ============  ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2006.

Business and basis of presentation
----------------------------------

         IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a biopharmaceutical company engaged in the research and development of potential drugs through its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. Our goal is to develop therapeutics to be used for the protection of the body from exposure to radiation and other harmful agents, such as toxic chemicals and biological materials. Our current focus is on the development of two potential applications, Radilex and Viprovex. We are developing Radilex for use as a potential treatment for acute exposure to radiation. Viprovex is being developed for use in potential treatments of maladies caused by exposure to toxic chemicals, such as formalin, and biological agents, such as anthrax and avian influenza. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first six months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three and six months ended June 30, 2006, there was no effect on our income before taxes and net income as there were no stock options granted during this period, and there were no outstanding but unvested options or grants at December 31, 2005.

Interim financial statements
----------------------------

The accompanying balance sheet as of June 30, 2006, the statements of operations for the three and six months ended June 30, 2006 and 2005, and for the period of inception (October 30, 2002) to June 30, 2006, and the statements of cash flows for six months ended June 30, 2006 and 2005, and from the period of inception (October 30, 2002) to June 30, 2006 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets
-----------------------------------------

Prepaid services and other current assets at June 30, 2006 of $17,370 consist of prepaid insurance in the amount of $9,507.

Deposits and other assets
-------------------------

Deposits and other assets at June 30, 2006 consist of a deposit on leased office space in the amount of $2,260.

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

       Computer equipment         3 years
       Laboratory equipment       3 years
       Furniture                  7 years

The amounts depreciated for the three months ended June 30, 2006 and 2005 were $1,941 and $568, respectively. The amounts depreciated for the six months ended June 30, 2006 and 2005 were $3,882 and $738 respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2006 was $7,744.

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting agreements
---------------------

In January 2006, the Company received correspondence from one of its founders stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006. During the three months ended June 30, 2006, the Company wrote-off the outstanding amount of $2,847 which had been accrued pursuant to this consulting contract.

Cash Advance
------------

In March 2006, the Company received a cash advance from a Director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. During the three months ended March 31, 2006 and three months ended June 30, 2006, the Company accrued interest in the amount $164 and $1,660, respectively, on this advance. The Company anticipates converting this advance to a note payable during the quarter ending September 30, 2006.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consisted of the following at June 30, 2006:

Accounts payable and accrued liabilities   $ 721,230
Accounts payable - shell company              34,926
Interest payable                              15,938
Insurance financing payable                    4,501
State income tax payable                       3,200
                                            --------
                                           $ 779,795
                                            ========

NOTE 4 - CASH ADVANCES

In March 2006, the Company received a cash advance from a Director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. During the three months ended March 31, 2006 and three months ended June 30, 2006, the Company accrued interest in the amount $164 and $1,660, respectively, on this advance. The Company anticipates converting this advance to a note payable during the quarter ending September 30, 2006.

In June of 2006, the Company received a cash advance from an individual accredited investor in the amount of $20,000. This advance bears interest at the rate of 12% per annum. During the three months ended June 30, 2006, the Company accrued interest in the amount of $72 on this advance. The Company anticipates converting this advance to a note payable during the quarter ending September 30, 2006.

NOTE 5 - NOTES PAYABLE

On April 13, 2006, the Company  entered into an unsecured  Senior
Promissory  Note in the  amount of  $500,000  with an  accredited investor.  Following the payment of commissions and expenses, the
Company  received net  proceeds of  approximately  $439,875.  The outstanding  principal  amount of the note,  plus interest at the rate of 12% per  annum,  is  payable  in  cash on or  before  the earlier  of (i)  April 12,  2007 or (ii) the date upon  which the
Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000;  provided,  however,  that a subsequent  financing transaction  will not include (x)  issuances  of common  stock to employees,  (y) the exercise of any options to purchase shares of common stock that are  outstanding as of the date hereof,  or (z)
the grant,  issuance or exercise of options or common stock under the Company's stock, option,  deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.  In an event of default,  as defined in the note,  the note shall become immediately  due and payable,  and during the  continuation of an event of default, the Company must pay interest on the note in an amount  equal to 2% per month until the event of default is cured or waived.  During the three  months  ended  June 30,  2006,  the
Company accrued interest in the amount of $13,000 on this note.         $500,000



In June 2006,  the Company issued a note payable in the amount of
$9,750 in  exchange  for  consulting  services.  This note  bears interest  at the rate of 7% per annum.  During  the three  months ended June 30, 2006, the Company  accrued  interest in the amount
of $41 on this note.                                                       9,750

Total notes payable as of June 30, 2006 (excluding interest)            $509,750
                                                                        --------

NOTE 6 - PENALTY FOR LATE REGISTRATION OF SHARES

During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. During the three months ending June 30, 2006, the Company accrued no additional shares of common stock or warrants pursuant to the penalty calculation pending the conclusion of an agreement with the investors in the private placement of October 2004 to limit the number of shares and warrants which the Company is obligated to issue pursuant to the penalty calculation. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,242,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charge to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively, and had charged to operations the amount of $555,973 for the cost of issuance of shares and warrants. The Company also charged to operations the amount of $52,423 as a loss from marking to market the outstanding stock portion of the penalty, and recognized a gain in the amount of $6,868 representing marking to market the outstanding warrant portion of the penalty.

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the

October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.


On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006,
respectively.

NOTE 7 - EQUITY

Common stock
------------

In March 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer. These shares had been earned, and were accrued, during the year ended December 31, 2005.

In May 2006, the Company issued 34,464 shares of S-8 common stock at $0.47 per share to a consultant for services provided. These shares were issued pursuant to a consulting agreement between the Company and the consultant dated April 1, 2004.

In May 2006, the Company issued 19,288 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest through March 31, 2005, the conversion date, per the terms of a convertible note dated November 1, 2002.

In May 2006, the Company issued 16,324 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest on a note dated September 26, 2003. By agreement in April 2004, interest accrued through November 10, 2004, the conversion date.

In May 2006, the Company issued 13,454 shares of common stock at $0.10 per share to an investor for the conversion of accrued interest through October 15, 2004, the conversion date, per the terms of a convertible note dated December 12, 2003.

In June 2006, the Company issued 5,000 shares of common stock at $0.09 per share for the exercise of warrants by an investor.

Warrants
--------

During the three months ended March 31, 2006, the Company issued warrants to purchase 61,500 shares of common stock at prices ranging from $0.125 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,399 to operations during the three months ended March 31, 2006.

During the three months ended June 30, 2006, the Company issued warrants to purchase 84,653 shares of common stock at prices ranging from $0.20 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,819 to operations during the three months ended June 30, 2006.

Also during the three months ended June 30, 2006, an investor exercised a warrant to purchase 5,000 shares of the Company's common stock at a price of $0.09 per share.

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

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ .05-.10       514,780       2.89        $.05-.10       514,780          2.89
 .125-.22       952,819       2.96        .125-.22       952,819          2.96
  .25-.56     9,301,405       3.07         .25-.56     9,301,405          3.07
     1.00       903,811       1.63           1.00        903,811          1.63
     2.00        85,203       2.82           2.00         85,203          2.82
            -----------   ------------                -----------    -----------
             11,758,018       2.94                    11,758,018          2.94
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                         ---------------    ------------------

   Outstanding at December 31, 2005           11,616,865                .46
      Granted                                     61,500                .67
      Exercised                                       --                 --
      Cancelled or expired                            --                 --
                                             -----------          ---------
   Outstanding at March 31, 2006              11,678,365                .46
      Granted                                     84,653                .67
      Exercised                                   (5,000)               .09
      Canceled or expired                             --                 --
                                              ----------           --------
   Outstanding at June 30, 2006               11,758,018                .46
                                              ==========           ========



The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2006           2005
                                                       ----           ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date        4.5% to 4.75%       3.75%
     Expected stock price volatility               73% to 75%      93% to 179%
     Expected dividend payout                           --             --
     Expected option life-years (a)                      3           3 to 5


Options
-------

There were no options granted during the six months ended June 30, 2006

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


          Options Outstanding                        Options Exercisable
   -----------------------------------    --------------------------------------
                         Weighted                                   Weighted
                         Average         Weighted                   Average
                         Remaining       Average                    Remaining
Exercise   Number        Contractual     Exercise     Number        Contractual
Prices     Outstanding   Life (years)    Price        Exercisable   Life (years)
--------   -----------   ------------    ---------    -----------   ------------

$25.00        63,212         3.75         $25.00       63,212         3.75
 0.31          1,000         4.45           0.31        1,000         4.45
 0.33        103,030         4.11           0.33      103,030         4.11
 0.44        150,000         3.84           0.44      150,000         3.84
             -------                                  -------
             317,242                                  317,242
             =======                                  =======

Transactions involving stock options issued to employees are summarized as follows:

                                                         Weighted Average
                                     Number of Shares     Price Per Share
                                     ----------------    ----------------
Outstanding at December 31, 2005         317,242             $ 5.30
    Granted                                   --                 --
    Exercised                                 --                 --
    Expired                                   --                 --
                                     ----------------    ----------------
Outstanding at March 31, 2006            317,242             $ 5.30
    Granted                                   --                 --
    Exercise                                  --                 --
    Expired                                   --                 --
                                      ----------------    ----------------
Outstanding at June 30, 2006             317,242             $ 5.30
                                     ================    ================




Shares and warrants issuable due to late filing of registration statement
-------------------------------------------------------------------------

During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. During the three months ending June 30, 2006, the Company accrued no additional shares of common stock or warrants pursuant to the penalty calculation pending the conclusion of an agreement with the investors in the private placement of October 2004 to limit the number of shares and warrants which the Company is obligated to issue pursuant to the penalty calculation. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,242,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charge to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively, and had charged to operations the amount of $555,973 for the cost of issuance of shares and warrants. The Company also charged to operations the amount of $52,423 as a loss from marking to market the outstanding stock portion of the penalty, and recognized a gain in the amount of $6,868 representing marking to market the outstanding warrant portion of the penalty.

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006,
respectively.

NOTE 8 - SUBSEQUENT EVENTS

On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006,
respectively.

On July 14, 2006, pursuant to the term of his employment agreement our Board of Directors granted a one-time nonstatutory option to purchase 1,896,970 discretionary incentive stock options to our President and Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have a per share exercise price of $0.231, 110% of the closing price on the date of the grant, and a term of five years. The options were granted in furtherance of a resolution by our Board on August 8, 2005 pursuant to which the options were to be granted at such time that the Company's 2003 Stock Plan is amended to authorize additional shares, which was effected by approval of our shareholders on June 28, 2006.

On July 14, 2006, we issued a warrant to our President and Chief Executive Officer, Michael K. Wilhelm, to purchase 300,000 shares at a price of $0.25 per share for personal collateralizations for the benefit of our company extended on three notes totaling $101,000 between October and November 2003. In addition, pursuant to the term of his employment agreement, we issued to our Chief Financial Officer, John N. Fermanis, 62,500 common stock purchase warrants. The warrants have a per share exercise price of $0.158, 75% of the closing price on the date of issue, and expire five years after date of issuance.

Effective July 25, 2006, the Company entered into an unsecured senior promissory note in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000. Effective August 1, 2006, the Company converted two cash advances into unsecured senior promissory notes, in the respective amounts of $50,000 and $20,000, with individual accredited investors, one of whom was a Director. Following the payment of fees and expenses, the Company received net proceeds of approximately $68,600. The outstanding principal amount of each note, plus interest at the rate of 12% per annum, is payable in cash on or before the earlier of (i) one year from the date of such note or (ii) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000 or more; provided, however, that a subsequent financing transaction will not include (x) issuances of common stock to employees of the Company, (y) the exercise of any options to purchase common stock of the Company that are outstanding as of the date hereof, or (z) the grant, issuance or exercise of options or common stock of the Company under the Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. See note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB and in the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 30, 2006.

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

Overview
--------

         IR BioSciences Holdings, Inc. is a biopharmaceutical company engaged in the research and development of potential drugs through its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. Our goal is to develop therapeutics to be used for the protection of the body from exposure to radiation and other harmful agents, such as toxic chemicals and biological materials.

         Our drug development efforts are based on patents for the use of Sar9, Met (O2)11-Substance P, an analog of the naturally occurring human neuropeptide Substance P. We use the generic name Homspera to refer to the synthetic Sar9, Met (O2)11-Substance P peptide. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals.

         Our current focus is on the development of two potential applications based on the use of Sar9, Met (O2)11-Substance P, Radilex and Viprovex. We are developing Radilex for use as a potential treatment for acute exposure to radiation. Viprovex is being developed for use in potential treatments of maladies caused by exposure to toxic chemicals, such as formalin, and biological agents, such as anthrax and avian influenza. To date we have sponsored seven studies and co-sponsored three radiation studies all of which were conducted utilizing rodents and have conducted limited preclinical studies with regard to the development of Viprovex.

         We have filed patent applications and provisional patent applications, where applicable, for the use of the active ingredient Sar9, Met
(O2)11-Substance P in applications that we are researching. We own two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty
(PCT) applications, nine pending U.S. provisional patent applications and 16 pending foreign provisional patent applications.

         Our potential drug candidates, Radilex and Viprovex and other technologies based on the use of Homspera, are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies based on the use of Homspera have yet been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit large animal or human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

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

         To date, we have not obtained regulatory approval for or commercialized any applications based on the use of Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenue
-------

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses
-------------------------------------------

         Sales, general, and administrative expenses ("SG&A") were $601,972 for the three months ended June 30, 2006, an increase of $8,137 or approximately 1% compared to SG&A of $593,835 during the three months ended June 30, 2005. The decrease is primarily due to lower costs of non-cash compensation. For the three months ended June 30, 2006, this amount consisted primarily of officer compensation of $97,250, research and development of $21,619, legal and accounting fees of $152,822, other consulting fees of $75,951, payroll and related costs of $40,267, public relations and marketing of $22,526, and non-cash compensation costs of $8,819.

         The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's line of potential products.

Interest (Income)/Expense (net)
-------------------------------

         Interest expense (net) was $15,057 for the three months ended June 30, 2006, an increase of $14,716 or approximately 4,315% compared to interest expense of $341 for the three months ended June 30, 2005. Interest expense was increased because the Company entered into notes payable during the three months ended June 30, 2006.

         The Company expects interest expense to remain at low levels during the coming twelve months.

Net Loss
--------

         For the reasons stated above and a one-time adjustment to Other Income for $1,158,985 relating to the cost of penalty for late registration of shares our net gain for the three months ended June 30, 2006 was $541,956, or $0.01 per share an increase of $2,629,388 or approximately 126% compared to a net loss of $2,087,432 for the three months ended June 30, 2005.

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

         The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

Shares and warrants issuable due to late filing of registration statement
-------------------------------------------------------------------------

         During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. During the three months ending June 30, 2006, the Company accrued no additional shares of common stock or warrants pursuant to the penalty calculation pending the conclusion of an agreement with the investors in the private placement of October 2004 to limit the number of shares and warrants which the Company is obligated to issue pursuant to the penalty calculation. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,242,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charge to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively, and had charged to operations the amount of $555,973 for the cost of issuance of shares and warrants. The Company also charged to operations the amount of $52,423 as a loss from marking to market the outstanding stock portion of the penalty, and recognized a gain in the amount of $6,868 representing marking to market the outstanding warrant portion of the penalty.

         In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

         On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenue
-------

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Selling, general and administrative expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,163,116 for the six months ended June 30, 2006 which is a decrease of $269,239 or 19% compared to SG&A of $1,432,355 for the six months ended June 30, 2005. The decrease is primarily due to lower costs of non-cash compensation. This expense is primarily comprised of non-cash compensation of $17,219, legal and accounting fees of $348,579, payroll and related costs of $68,952, consulting fees of $129,068, public relations and marketing costs of $45,142, research and development costs of $116,035 , and officer's compensation of $190,500.

Interest expense (net)
----------------------

         Interest expense was $14,891 for the six months ended June 30, 2006, an increase of $13,573 compared to interest expense of $1,318 for the six months ended June 30, 2005. Interest expense was increased because the Company entered into notes payable during the thee months ended June 30, 2006.

         The Company expects interest expense to remain at low levels during the coming twelve months.

Net loss
--------

         For the reasons above, primarily lower SG&A expenses and the one-time adjustment forthe late registration penalty, the net loss for the six months ended June 30, 2006 was $620,550, a decrease of $2,306,379 or 79% compared to a net loss of $2,926,929 for the six months ended June 30, 2005.

Shares and warrants issuable due to late filing of registration statement
-------------------------------------------------------------------------

         During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. During the three months ending June 30, 2006, the Company accrued no additional shares of common stock or warrants pursuant to the penalty calculation pending the conclusion of an agreement with the investors in the private placement of October 2004 to limit the number of shares and warrants which the Company is obligated to issue pursuant to the penalty calculation. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,242,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charge to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively, and had charged to operations the amount of $555,973 for the cost of issuance of shares and warrants. The Company also charged to operations the amount of $52,423 as a loss from marking to market the outstanding stock portion of the penalty, and recognized a gain in the amount of $6,868 representing marking to market the outstanding warrant portion of the penalty.

         In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of originalshares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of sharea issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

         On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively.

PLAN OF OPERATIONS

         We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

Product Research and Development
--------------------------------

         We incurred an expense of $116,035 for the six months ended June 30, 2006 in research and development activities related to the development of Radilex and Viprovex versus an expense of $25,419 for the six months ended June 30, 2005. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $422,829 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Siegel, among others, have been classified in consulting fees for consistency of financial reporting.

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

         The basis for our research and development efforts in regard to the potential uses of Homspera is derived from observations made during research funded by the Air Force Office of Scientific Research in early 1994 by our co-founders Dr. Mark Witten and Dr. David Harris. During this research it was observed that the exposure of animals to jet fuel (JP-8) resulted in pathological changes in the lungs and immune systems of those exposed. Based on the results of these studies, we believe that the administration of Sar9, Met(O2)11-Substance P prevented and reversed the effects of JP-8 jet fuel exposure in the lungs, as well as protected and regenerated the immune system. However, there is no guarantee that our interpretation of the results of these studies will prove to be accurate after further testing.

         Further, we believe that Sar9, Met(O2)11-Substance P , Homspera, may also be used to treat the effects on the body caused by exposure to radiation, as well as, some toxic chemicals and harmful biological materials, including respiratory viruses. We continue to explore the multiple potential capabilities of Sar9, Met (O2)11-Substance P and to better understand the mechanisms by which this compound can potentially provide protection against gamma radiation, respiratory viruses and chemical and biological agents.


         Our major research and development projects include:

         Research and Development for the use of Radilex in Radiological Exposure Applications.
         ------------------------------------------------------------

         On January 14, 2004, we received a Pre-Investigational New Drug Application (PIND) number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome.

         To date we have sponsored seven studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to determine dose response to radiation, the maximum efficacious dose of Radilex, the impact on survival and to distinguish survival response between aerosol delivery versus intra muscular delivery. In each of these studies mice were exposed to varying levels of radiation. In the opinion of management, these studies have demonstrated in C57BL/6 mouse model studies that Radilex-treated mice exhibited survival rates of up to 50% at 90 days post-radiation exposure to an otherwise lethal dose of whole body ionizing radiation. Additionally, we believe the results indicated that these mice had normal immune system function at the 90-day post-radiation time point compared to longitudinal control mice. If these results can be reproduced in further studies, including large animal studies, we believe that our treatment could potentially increase an individual's chance of survival in the event of exposure to radiation. There is not assurance that our interpretaion of the results of the studies will prove to be accurate after further testing.


         Research and Development for the use of Viprovex in Chemical and Biological Exposure Applications.
         ------------------------------------------------------------

         On November 29, 2005 we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian flu was issued on December 19, 2005 (PIND No. 73,709). We applied for a PIND from the HHS for the use of Viprovex in treating chemical exposure on November 28, 2005.

         We are researching the efficacy of Viprovex as a potential treatment for exposure to various chemical agents, including formalin, and biological agents, including influenza and anthrax. In addition to our early pilot studies, we have recently completed three studies on anthrax, one on avian influenza. We believe the results of these studies indicated the potential effects of Viprovex on the immune system, including protection and replenishment, increased cytokines that reflect system activation, enhanced phagocytotic activity, potential dendritic cell/T cell activation, inhibition of apoptosis and increased T cell mitogenesis. It is the opinion of management that these results may underlie the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response. There is not assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

         If product development or approval does not occur as scheduled our time to reach market will be lengthened and our costs will substantially increase. Additionally, we may be requested to expand our findings to gather additional data or we may not achieve the desired results. If so, we may have to design new protocols and conduct additional studies. This will increase our costs and delay the time to market for Radilex for use as a possible therapeutic for exposure to acute radiation and Viprovex for use as a the potential treatment for exposure to chemical and biological agents. Any of these occurrences would have a material negative impact on our business and our liquidity as it may cause us to seek additional capital sooner than expected and allow our competitors to successfully enter the market ahead of us.



OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of June 30, 2006.

REVENUES

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

         From our inception through June 30, 2006, we have incurred losses of $12,419,685. These expenses were associated principally with equity-based compensation to employees and consultants, cost of penalty for late registration of shares, product development costs and professional services.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had current assets of $41,033 consisting of cash of $23,663 and other current assets of $17,370. At June 30, 2006, we also had current liabilities of $2,863,771, consisting of accounts payable and accrued liabilities of $779,795, notes payable of $579,750 and accrued cost of penalty for late registration of shares of $1,504,226. This resulted in net working capital deficit at June 30, 2006 of $2,822,739. During the six months ended June 30, 2006, the Company used cash in operating activities of $736,047. From the date of inception (October 30, 2002) to June 30, 2006, the Company has had a net loss of $12,419,684 and has used cash of $4,694,505 in operating activities.

         We have never generated revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through June 30, 2006 via the private placement of $3,263,902 net of costs of our common stock, $1,195,307 of this was from the exercise of common stock purchase warrants net of costs. An additional $1,478,378 was received from the issuance of notes payable, net of repayments.

         In March 2006, the Company received a cash advance from a Director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. During the three months and twelve months ended June 30, 2006, the Company accrued interest in the amount $164 and $1,660, respectively, on this advance. The Company anticipates converting this advance to a note payable during the quarter ending September 30, 2006.

         In June of 2006, the Company received a cash advance from an individual accredited investor in the amount of $20,000. This advance bears interest at the rate of 12% per annum. During the three months ended June 30, 2006, the Company accrued interest in the amount of $72 on this advance. The Company anticipates converting this advance to a note payable during the quarter ending September 30, 2006.

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

         Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to June 2006, we were able to obtain financing of $3,590,136 from a series of private placements of our securities (which resulted in net proceeds to us of $3,263,902). Based on our current plan of operations all of our current funding is expected to be depleted by the end of August 2006. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

         We did not dispose or acquire any significant property, plant or equipment during the second quarter ended June 30, 2006. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees
-------------------

         From our inception through the period ended June 30, 2006, we have relied on the services of outside consultants for services and currently have four full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; and, the third and fourth serve in administrative roles. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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


                                  RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 30, 2006.

                     RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

         As of June 30, 2006, we had a working capital deficit of $2,822,739. This amount consists of cash of $23,662 and current assets of $17,370, accounts payable and accrued current liabilities of $779,795, including notes payable $579,750 and an accrued current liability of $1,504,226 related to a penalty for the late registration of the securities sold in our October 2004 private placement. We anticipate settling this late registration penalty in additional shares of common stock and warrants to purchase additional shares of common stock. If this non-cash liability were to be removed from our working capital position as of June 30, 2006, we would have a working capital deficit of $1,318,513. We have incurred a substantial net loss for the period from our inception in October 2002 to June 30, 2006, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2009 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

         We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net gain for the six months ended June 30, 2006 was $541,956 due to the penalty share adjustment. As of June 30, 2006, we had an accumulated deficit of $12,419,684.


WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, WE WILL BE REQUIRED TO CEASE OPERATIONS.

         Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through August 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require approximately $5 million over the next 12 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

         You should be aware that in the future:

         o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

         o  any available additional financing may not be adequate.


         If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue our drug discovery efforts. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond August 2006. Our working capital deficit as of June 30, 2006 was $1,318,513 net of the accrual of securities pursuant to the penalty provision of our October 2004 private placement. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.


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

         As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange
Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings. Please refer to the Company's report on Form 10-K/A Amendment No. 1 for 2005 regarding litigation and claims as of December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In June 2006, the Company issued 5,000 shares of common stock at $0.09 per share for the exercise of warrants by an investor.

         On December 12, 2003, the Company entered into a $20,000 promissory note bearing 8% interest per year to an individual accredited investor. On October 15, 2004 in accordance with the terms of the promissory note, accrued interest of $1,354 was converted into 13,454 shares of our common stock releasing the Company from any further obligation under the note. From the date of the note's conversion, these shares were accrued for by the Company and the certificate representing the shares was issued in May 2006. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note. The investor represented to the Company that the investor was purchasing the Note for the investor's own account and not with a present view towards the distribution thereof. In addition, the investor acknowledged and agreed that the Note and the underlying securities had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         On September 26, 2003, the Company entered into a $30,000 promissory note bearing 8% interest per year to an individual accredited investor. On November 10, 2004 in accordance with an agreement with the investor, accrued interest of $2,041 was converted into 16,324 shares of our common stock releasing the Company from any further obligation under the note. From the date of the note's conversion, these shares were accrued for by the Company and the certificate representing the shares was issued in May 2006. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note. The investor represented to the Company that the investor was purchasing the Note for the investor's own account and not with a present view towards the distribution thereof. In addition, the investor acknowledged and agreed that the Note and the underlying securities had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         On November 1, 2002, the Company entered into a $15,000 convertible promissory note bearing 8% interest per year to an individual accredited investor. On March 31, 2005 in accordance with the terms of the promissory note, accrued interest of $2,410 was converted into 19,288 shares of our common stock releasing the Company from any further obligation under the note. From the date of the note's conversion, these shares were accrued for by the Company and the certificate representing the shares was issued in May 2006. No general solicitation or advertising was undertaken in connection with the offer and sale of the Note. The investor represented to the Company that the investor was purchasing the Note for the investor's own account and not with a present view towards the distribution thereof. In addition, the investor acknowledged and agreed that the Note and the underlying securities had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the securities were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

During the three months ended March 31, 2006, the Company accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004. During the three months ending June 30, 2006, the Company accrued no additional shares of common stock or warrants pursuant to the penalty calculation pending the conclusion of an agreement with the investors in the private placement of October 2004 to limit the number of shares and warrants which the Company is obligated to issue pursuant to the penalty calculation. The Company charged to operations $456,588 and $105,339, respectively, during the three months ended March 31, 2006 representing the fair value of these shares and warrants, respectively. During the three months ended March 31, 2006, the Company also marked to market the value of the 5,423,307 shares and warrants to purchase an additional 2,064,187 shares which were outstanding at December 31, 2005. This resulted in a charged to operations of $52,423 and a credit to operations of $6,868 for these previously outstanding shares and warrants, respectively. At March 31, 2006, the Company had obligations to issue an aggregate of 6,625,907 shares and warrants to purchase an additional 2,608,987 shares, respectively, and had charged to operations the amount of $555,973 for the cost of issuance of shares and warrants. The Company also charged to operations the mount of $52,423 as a loss from marking to market the outstanding stock portion of the penalty, and recognized a gain in the amount of $6,868 representing marking to market the outstanding warrant portion of the penalty.

         During the three months ended March 31, 2006 we have accrued the issuance of 84,653 common stock purchase warrants to members of our Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter. These warrants were issued pursuant to the terms of their respective agreements with us. The exercise prices of these warrants range from $0.125 to $1.00 per share. The warrants expire three years after date of issuance. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 28, 2006, we held our 2005 Annual Meeting of Stockholders (the "Stockholder Meeting"). At the Stockholder Meeting, our shareholders voted to:

         (i) elect Hal N. Siegel as director and to re-elect Michael K. Wilhelm and Theodore E. Staahl as directors;

Which was approved by a vote of 30,536,006 votes for and 6,300 votes against, 9,606,806 votes withheld, 9,463,931 abstained votes and 20,002,585 were broker non-votes;

         (ii) approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000;

Which was approved by a vote of 40,130,228 votes for and 1,302,912 votes against, 0 votes withheld, 8,179,903 abstained votes and 20,002,585 were broker non-votes;

         (iii) approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") to increase the number of shares of our Common Stock reserved and available for issuance under the Plan from 3,600,000 to 20,000,000; and

Which was approved by a vote of 30,944,255 votes for and 10,431,210 votes against, 0 votes withheld, 8,237,578 abstained votes and 20,002,585 were broker non-votes;

         (iv) ratify the appointment of Russell Bedford Stefanou Mirchandani LLP as the Company's independent public accountants for the fiscal year ending December 31, 2006;

Which was approved by a vote of 32,198,656 votes for and 8,803,306 votes against, 0 votes withheld, 8,611,081 abstained votes and 20,002,585 were broker non-votes.

ITEM 5: OTHER INFORMATION

ImmuneRegen BioSciences Asia PTE. LTD.
--------------------------------------

         ImmuneRegen   BioSciences  Asia  PTE.  LTD.   ("ImmuneRegen  Asia"),  a
Singaporean company, is an affiliate of IR BioSciences Holdings, Inc. Approximately 94% of the company is owned equally between our Chief Executive Officer and Chairman, Michael K. Wilhelm, and our former Director and co-founder, Mark Witten. IR BioSciences Holdings, Inc. holds less than 1% ownership in the company.

         ImmuneRegen Asia has not conducted any business since its creation in May 2004. On March 23, 2006, per shareholder and Board approval, ImmuneRegen Asia was struck off the register of companies and dissolved. A notice of such action was published in the Governmental Gazette on April 7, 2006.
Withdrawal from Registration

         On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively.

Unsecured senior promissory notes
---------------------------------

Effective July 25, 2006, the Company entered into an unsecured senior promissory note in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000. Effective August 1, 2006, the Company converted two cash advances into unsecured senior promissory notes, in the respective amounts of $50,000 and $20,000, with individual accredited investors, one of whom was a Director. Following the payment of fees and expenses, the Company received net proceeds of approximately $68,600. The outstanding principal amount of each note, plus interest at the rate of 12% per annum, is payable in cash on or before the earlier of (i) one year from the date of such note or (ii) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000 or more; provided, however, that a subsequent financing transaction will not include (x) issuances of common stock to employees of the Company, (y) the exercise of any options to purchase common stock of the Company that are outstanding as of the date hereof, or (z) the grant, issuance or exercise of options or common stock of the Company under the Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.

Agreement to limit the number of shares and warrants issuable pursuant to the penalty calculation for late registration

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.


     IR BioSciences Holdings, Inc.

                                            By:  /s/ Michael K. Wilhelm
                                            ----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer