Form 10QSB
period 2006-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2006-11-14
CIK 793043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended September 30, 2006

                                       or

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
Yes  X       No
   -----       -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X
   -----       -----


The number of shares outstanding of Registrant's common stock as of October 26, 2006 was 73,775,649.


Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                               -----     -----



                  IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS





PART I.         FINANCIAL INFORMATION                                Page Number





     Item 1. Financial Statements:

                Condensed Consolidated Balance Sheet as of
                September 30, 2006 (unaudited) ..............................F-1

                Condensed Consolidated Statement of Losses for the
                three and nine months ended September 30, 2006 and 2005,
                and for the period of inception (October 30, 2002) to
                September 30, 2006 (unaudited)...............................F-2

                Condensed Consolidated Statement of Stockholders' Equity (Deficit)from date of inception (October 30,
                2002) to September 30, 2006 (unaudited)...............F-3 to F-6

                Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 2006 and 2005, and
                for the period of inception (October 30, 2002) to
                September 30, 2006 (unaudited)  ......................F-7 to F-8

                Notes to Consolidated Financial Statements   ................F-9



     Item 2. Management's Discussion and Analysis of Financial
                Condition or Plan of Operation ................................3
     Item 3. Controls and Procedures .........................................11


PART II         OTHER INFORMATION

     Item 1. Legal Proceedings ...............................................12
     Item 2. Unregistered Sale of Equity Securities
                and Use of Proceeds   ........................................12
     Item 3. Defaults Upon Senior Securities .................................13
     Item 4. Submission of Matters to a Vote of
                Securities Holders ...........................................13
     Item 5. Other Information ...............................................14
     Item 6. Exhibits ........................................................15
             Signatures  .....................................................16

                                        2




ITEM 1. FINANCIAL INFORMATION

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
         Condensed Consolidated Balance Sheet as of September 30, 2006
                                   (Unaudited)

                                                               September 30,
                                                                   2006
                                                                ------------
                                     Assets

Current assets

   Prepaid services and other current assets (note 1)           $     11,459
                                                                ------------
      Total current assets                                            11,459

   Deposits and other assets (note 1)                                  2,260
   Furniture and equipment, net of
      accumulated depreciation of $9,747                              20,928
                                                                ------------

      Total assets                                              $     34,647
                                                                ============

               Liabilities and Deficiency in Stockholders' Equity

Current liabilities

   Cash overdraft                                               $      9,681
   Accounts payable and accrued liabilities (note 3)               1,026,823
   Notes payable (note 5)                                            829,750
                                                                ------------
      Total current liabilities                                    1,866,254

Commitments and Contingencies

Deficiency in Stockholders' Equity

   Preferred stock, 0.001 par value:
      10,000,000 shares authorized,
      no shares issued and outstanding                                    --
   Common stock, $0.001 par value; 250,000,000 shares
      authorized; 73,775,649 shares issued and outstanding
      at September 30, 2006 (note 7)                                  73,773
   Additional paid-in capital (note 7)                            11,386,256
   Deferred Compensation                                            (691,939)
   Deficit Accumulated during the Development Stage              (12,599,697)
                                                                ------------
      Total deficiency in stockholders' equity                    (1,831,607)
                                                                ------------

Total liabilities and deficiency in stockholders' equity        $     34,647
                                                                ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Losses
                      For the three months and nine months
                       ended September 30, 2006 and 2005,
                         And for the period of inception
                    (October 30, 2002) to September 30, 2006
                                   (Unaudited)


                                        For the         For the
                                         Three           Three                                      Cumulative from
                                         Months          Months       For the Nine    For the Nine  Inception (October
                                       Ended Sept      Ended Sept     Months Ended    Months Ended    30, 2002) to
                                        30, 2006       30, 2005      Sept 30, 2006   Sept 30, 2005   Sept 30, 2006
                                      ------------    ------------    ------------    ------------    ------------
Revenues                              $         --    $         --    $         --    $         --    $         --

Operating expenses:

   Selling, general and
      administrative expenses              598,045         507,445       1,761,161       1,939,800       9,885,462
   Merger fees and costs                        --              --              --              --         350,000
   Financing cost                               --         579,575              --       2,072,831          90,000
   Impairment of intangible
      asset costs                               --              --              --              --           6,393
                                      ------------    ------------    ------------    ------------    ------------
      Total operating expenses             598,045       1,087,020       1,761,161       4,012,631      10,331,855

Operating loss                            (598,045)     (1,087,020)     (1,761,161)     (4,012,631)    (10,331,855)

Other expense:

   Cost of penalty for late
      registration of shares                    --              --        (438,601)             --       2,192,160
   (Gain) loss from marking to
      market - warrant portion of
      penalty for late registration
      of shares                            (76,750)             --        (123,505)             --        (378,198)
   (Gain) loss from marking to
      market - stock portion of
      penalty for late registration
      of shares                           (373,572)             --        (445,673)             --        (760,058)
   Interest (income) expense                32,290          (5,925)         47,181          (4,607)      1,213,938
                                      ------------    ------------    ------------    ------------    ------------
      Total other (income) expense        (418,032)         (5,925)       (960,598)         (4,607)      2,267,842

  Income (loss) before income taxes       (180,013)     (1,081,095)       (800,563)     (4,008,024)    (12,599,697)

   Provision for income taxes                   --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Net income (loss)                     $   (180,013)   $ (1,081,095)   $   (800,563)   $ (4,008,024)   $(12,599,697)
                                      ============    ============    ============    ============    ============

Net income (loss) per share -
   basic and diluted                  $     (0.003)   $      (0.02)   $      (0.01)   $      (0.06)   $      (0.28)
                                      ============    ============    ============    ============    ============

Weighted average shares outstanding
   basic and diluted                    71,429,544      69,337,210      70,165,289      67,103,634      44,892,577
                                      ============    ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
         From date of inception (October 30, 2002) to September 30, 2006
                                   (Unaudited)



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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to September 30, 2006
                                   (Unaudited)

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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to September 30, 2006
                                   (Unaudited)

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

                   IR Biosciences Holding, Inc. and Subsidiary
                          (A Development Stage Company)
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
           From date of inception (October 30, 2002) to September 30, 2006
                                   (Unaudited)

                                                          Common Stock       Additional
                                                  ------------------------    Paid-In      Deferred    Accumulated
                                                    Shares         Amount      Capital   Compensation    Deficit       Total
                                                  -----------  -----------  -----------  ------------  -----------  -----------

Sale of shares of common stock for cash at
   $0.20 per share in Mar 2005 for warrant
   exercise, net of costs                           6,600,778        6,600    1,184,256            --           --    1,190,856

Value of warrants issued to members
   of advisory committees in March 2005                    --           --      137,049            --           --      137,049

Deferred compensation in Feb 2005 to a
   consultant for 50,000 shares of stock at
   $0.65 per share.                                        --           --           --       (32,500)          --      (32,500)

Warrants exercised at $0.05 per share
   in June 2003                                        80,000           80        3,920            --           --        4,000

Value of warrants issued to members of
   advisory committee in June 2005                         --           --       70,781            --           --       70,781

Value of warrants issued to investors and
   service providers in June 2005                          --           --       32,991            --           --       32,991

Issuance of 232,153 shares of common
   stock in July 2005 for conversion of
   notes payable                                      232,153          232       64,771            --           --       65,003

Issuance of 100,000 shares of common stock
   in August 2005 to a consultant for
   services provided                                  100,000          100        9,900            --           --       10,000

Value of warrants issued to advisory
   committee in September 2005 for services                --           --       20,491            --           --       20,491

Amortization of deferred comp for the
   twelve months ended December, 2005                      --           --           --       199,726           --      199,726

Value of warrants issued in October
   and December 2005 to investors and
   service providers                                       --           --       18,399            --           --       18,399

Loss for the year ended
   December 31, 2005                                       --           --           --            --   (4,591,107)  (4,591,107)

                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at December 31, 2005                       69,436,319       69,435    9,465,501        (2,760) (11,799,134)  (2,266,958)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of 100,000 shares of common stock
   in March 2006 to an officer,
   previously accrued                                100,000          100       41,316             --           --       41,416

Value of warrants issued to advisory
   committee in March 2006 for services                   --           --        8,399             --           --        8,399

Amortization of deferred comp for the
   three months ended March 31, 2006                      --           --           --          2,760           --        2,760

Loss for the three months ended
   March 31, 2006                                         --           --           --             --   (1,162,506)  (1,162,506)
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at March 31, 2006                          69,536,319      69,535    9,515,216             --  (12,961,640)  (3,376,889)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of common stock in May 2006
   To a consultant for services provided              34,464           34       16,164             --           --       16,198

Conversion of accrued interest to common
   Stock at $0.125 per share in May 2006              19,288           19        2,392             --           --        2,411

Conversion of accrued interest to common
   Stock at $0.125 per share in May 2006              16,324           16        2,025             --           --        2,041

Conversion of accrued interest to common
   Stock at $0.10 per share in May 2006               13,456           13        1,342             --           --        1,355

Common stock issued pursuant to the exercise
   Of warrants at $0.09 per share in June 2006         5,000            5          445             --           --          450

Value of warrants issued to members of
   Advisory committee in June 2006                        --           --        8,819             --           --        8,819

Income for three months ended June 30, 2006               --           --           --             --      541,956      541,956
                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at June 30, 2006                           69,624,851      69,622    9,546,403             --  (12,419,684)  (2,803,659)
                                                 ------------  -----------  -----------  ------------  -----------  -----------

Issuance of penalty Common Stock,
   previously accrued                              4,150,798        4,151      867,517             --           --      871,668

Issuance of penalty warrants, previously
   accrued                                                --           --      182,236             --           --      182,236

Value of warrants issued to officers                      --           --       50,874             --           --       50,874

Value of options issued to officer                        --           --      735,731       (735,731)          --           --

Amortization of options to Chief Executive
   Officer                                                --           --           --         43,792           --       43,792

Value of warrants issued to members of
   Advisory committee in September 2006                   --           --        3,495             --           --        3,495

Loss for the three months ended
   September 30, 2006                                     --            --           --            --     (180,013)    (180,013)

                                                 ------------  -----------  -----------  ------------  -----------  -----------
Balance at September 30, 2006                      73,775,649       73,773   11,386,256      (691,939) (12,599,697)  (1,831,607)
                                                 ------------  -----------  -----------  ------------  -----------  -----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
          Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2006 and 2005,
               and for the period of inception (October 30, 2002)
                              to September 30, 2006
                                   (Unaudited)


                                                                                                    Cumulative from
                                                                                                       Inception
                                                                  For the Nine     For the Nine      (October 30,
                                                                  Months Ended     Months Ended    2002) to Sept 30,
                                                                  Sept 30, 2006    Sept 30, 2005          2006
                                                                 ----------------  --------------- -------------------
Cash flows from operating activities:
   Net loss                                                    $     (800,563)     $   (4,008,024)     $   (12,599,697)

Adjustments to reconcile net loss to net cash used in operating activities:

   Non-cash compensation                                              144,087             462,773            4,064,940
   Cost of penalty for late registration of shares -
      stock portion                                                  (360,197)                 --            1,631,726
   Cost of penalty for late registration of shares -
      warrant portion                                                 (78,404)                 --              560,434
  (Gain) loss from marking to market - stock portion
      of penalty for late registration of shares                     (445,673)                 --             (760,058)
  (Gain) loss from marking to market - warrant portion
      of penalty for late registration of shares                     (123,505)                 --             (378,198)
   Legal fees for note payable                                         20,125                  --               20,125
   Placement fees for note payable                                     65,000                  --               65,000
   Impairment of intangible asset                                          --                  --                6,393
   Interest expense                                                        --               4,007              156,407
   Amortization of discount on notes payable                               --                  --            1,006,935
   Depreciation and amortization                                        5,885               2,401               35,103
   Changes in operating assets and liabilities:
     Prepaid services and other assets                                 28,048              (9,000)              31,282
     Accounts payable and accrued expenses                            571,918           2,064,910            1,227,871
                                                            -----------------   -----------------   ------------------

   Net cash used in operating activities                             (973,279)         (1,482,933)          (4,931,737)

Cash flows from investing activities:
   Acquisition of property and equipment                              (22,587)                 --              (30,674)
                                                            -----------------   -----------------   ------------------

   Net cash used in investing activities                              (22,587)                 --              (30,674)

Cash flows from financing activities:
   Proceeds from notes payable and cash advances                      719,875                  --            1,953,375
   Principal payments on notes payable and demand loans                    --             (14,997)            (264,997)
   Shares of stock sold for cash                                           --           1,190,857            3,259,902
   Proceeds from exercise of warrant                                      450               4,000                4,450
   Officer repayment of amounts paid on his behalf                         --                  --               19,880
   Cash paid on behalf of officer                                          --                  --              (19,880)
                                                            -----------------   -----------------   ------------------

   Net cash provided by financing activities                          720,325           1,179,860            4,952,730

Net increase (decrease) in cash and cash equivalents                 (275,541)           (303,703)              (9,681)

Cash and cash equivalents at beginning of period                      265,860             970,114                   --
                                                            -----------------   -----------------   ------------------
Cash and cash equivalents at end of period                     $       (9,681)     $      667,041      $        (9,681)
                                                            =================   =================   ==================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                  IR BioSciences Holdings, Inc. and Subsidiary
                          (A Development Stage Company)
          Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2006 and 2005,
               and for the period of inception (October 30, 2002)
                              to September 30, 2006
                                   (Unaudited)


                                                                                        Cumulative from
                                                                                          Inception
                                                          For the Nine   For the Nine    (October 30,
                                                          Months Ended   Months Ended   2002) to Sept 30,
                                                          Sept 30,2006   Sept 30,2005       2006
                                                          ------------   ------------   ------------
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest                                                  $      1,027   $      1,486   $     44,580
                                                          ============   ============   ============

Taxes                                                     $         --   $         --   $         --
                                                          ============   ============   ============

Acquisition and capital restructure:
   Assets acquired                                                  --             --             --
   Liabilities assumed                                              --             --       (120,799)
   Common stock retained                                            --             --         (2,369)
   Adjustment to additional paid-in capital                         --             --        123,168
   Organization costs                                               --             --        350,000
                                                          ------------   ------------   ------------
Total consideration paid                                  $         --   $         --   $    350,000
                                                          ============   ============   ============

Common stock issued in exchange for proprietary rights    $         --   $         --   $      9,250
                                                          ============   ============   ============

Common stock issued in exchange for services              $     16,198   $     10,000   $  2,941,484
                                                          ============   ============   ============

Common stock issued in exchange for previously incurred
   debt and accrued interest                              $      5,807   $     65,003   $  1,066,401
                                                          ============   ============   ============

Common stock issued in exchange as interest               $         --   $         --   $     36,000
                                                          ============   ============   ============

Amortization of beneficial conversion feature             $         --   $         --   $    223,269
                                                          ============   ============   ============

Stock options and warrants issued in exchange for
   services rendered                                      $    786,605   $    261,312   $  1,558,986
                                                          ============   ============   ============

Debt and accrued interest forgiveness from note holders   $         --   $         --   $     36,785
                                                          ============   ============   ============

Common stock issued in satisfaction of amounts due
   to an Officer and a Director                           $         --   $         --   $    180,000
                                                          ============   ============   ============

Common stock issued in satisfaction of accounts payable   $         --   $         --   $    157,219
                                                          ============   ============   ============

Deferred compensation to a consultant accrued
   in March 2005                                          $         --   $         --   $  2,630,761
                                                          ============   ============   ============

Amortization of deferred compensation                     $     46,552   $    187,627   $    246,278
                                                          ============   ============   ============

Fair Value of common stock and warrants payable in
connection with late filing of registration statement     $  1,053,904   $  2,072,831   $  5,757,496
                                                          ============   ============   ============

Gaining from marking to market - stock portion of
   penalty for late registration of shares                $  (805,870)   $         --   $ (1,124,255)
                                                          ============   ============   ============

Gaining from marking to market - warrant portion of
   penalty for late registration of shares                $  (201,910)   $         --   $   (456,603)
                                                          ============   ============   ============

Impairment of intangible asset                            $         --   $         --   $      6,393
                                                          ============   ============   ============

Issuance of stock to Officer, previously accrued          $     41,416   $         --   $     41,416
                                                          ============   ============   ============

Value of warrants issued to members of advisory boards    $     20,714   $         --   $     20,714
                                                          ============   ============   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IR BIOSCIENCES HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2006 and Form 10-KSB/A filed with the Securities and Exchange Commission on March 31, 2006.

Business and basis of presentation
----------------------------------

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drugs. Our goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary,   ImmuneRegen   BioSciences,   Inc.  Significant
inter-company transactions have been eliminated in consolidation.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of September 30, 2006, and changes during the period ended are presented below:

                                                         Weighted
                                                         Average
                                                         Exercise
                                            Options       Price
                                           ---------    ---------
Outstanding at December 31, 2005             317,242    $    5.30
Issued                                     5,396,970    $    0.22
Exercised                                        --           --
Forfeited or expired                             --           --
                                           ---------    ---------
Outstanding at September 30, 2006          5,714,212    $    0.51

Non-vested at September 30, 2006           5,396,970    $    0.22
Exercisable at September 30, 2006            317,242    $    5.30

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.22 as of September 29, 2006, and the exercise price multiplied by the number of options outstanding. As of September 30, 2006, total unrecognized stock-based compensation expense related to stock options was $691,939. The total fair value of options vested during the three months ended September 30, 2006 was $0.

Interim financial statements
----------------------------

The accompanying balance sheet as of September 30, 2006, the statements of operations for the three months ended September 30, 2006 and 2005, and for the period of inception (October 30, 2002) to September 30, 2006, and the statements of cash flows for three and nine months ended September 30, 2006 and 2005, and from the period of inception (October 30, 2002) to September 30, 2006 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets
------------------------------------------

Prepaid services and other current assets at September 30, 2006 consist of the following:

Prepaid  interest   $ 9,452
Prepaid insurance     2,007
                    -------
                    $11,459
                    =======

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

       Computer equipment         3 years
       Laboratory equipment       3 years
       Furniture                  7 years

The amounts depreciated for the three months ended September 30, 2006 and 2005 were $2,003 and $967, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $5,885 and $1,705, respectively. The amount depreciated from the date of inception (October 30, 2002) through September 30, 2006 was $9,747.

NOTE 2 - RELATED PARTY TRANSACTIONS


Cash Advances
-------------

In March 2006, the Company received a cash advance from a director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. The Company converted this advance to a note payable during the quarter ending September 30, 2006.

In July 2006, the Company received a cash advance from a director in the amount of $25,000. This advance bears interest at the rate of 12% per annum. The Company repaid this cash advance on August 30, 2006 plus accrued interest in the amount of $370.

Credit Cards
-----------
The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm co-signs this line of credit. At month-end September 30, 2006 the Company had an outstanding balance on the credit card of $20,587


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consisted of the following at September 30, 2006:

Accounts payable and accrued liabilities  $   923,882
Accounts payable - shell company               34,926
Interest payable                               44,228
Credit cards                                   20,587
State income tax payable                        3,200
                                             --------
                                          $ 1,026,823
                                          ===========


NOTE 4 - CASH ADVANCES

In March 2006, the Company received a cash advance from a director in the amount of $50,000. This advance bears interest at the rate of 12% per annum. The Company converted this advance to a note payable in August 2006.

In June of 2006, the Company received a cash advance from an investor in the amount of $20,000. This advance bears interest at the rate of 12% per annum. The Company converted this advance to a note payable in August 2006.

In July 2006, the Company received a cash advance from a director in the amount Of $25,000. This advance bears interest at the rate of 12% per annum. The Company repaid this cash advance on August 30, 2006 plus accrued interest in the Amount of $370.

NOTE 5 - NOTES PAYABLE

On April 13, 2006, the Company entered into an unsecured
Senior Promissory Note in the amount of $500,000. Following
the payment of commissions and expenses, the Company
received net proceeds of approximately $439,875. The
outstanding principal amount of the Note, plus interest at
the rate of 12% per annum, is payable in cash on or before
the earlier of (i) April 12, 2007 or (ii) the date upon
which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with
gross proceeds equal to $1,000,000; provided, however, that
a subsequent financing transaction will not include (x)
issuances of common stock to employees, (y) the exercise of
any options to purchase shares of common stock that are
outstanding as of the date hereof, or (z) the grant,
issuance or exercise of options or common stock under the
Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.
In an event of default, as defined in the note, the note
shall become immediately due and payable, and during the
continuation of an event of default, the Company must pay
interest on the note in an amount equal to 2% per month
until the event of default is cured or waived. During the
three months ended September 30, 2006, the Company accrued
interest in the amount of $15,333 on this note.                         $500,000





In June 2006, the Company issued a note payable in the
amount of $9,750 in exchange for consulting services. This
note bears interest at the rate of 7% per annum. During the
three months ended September 30, 2006, the Company accrued
interest in the amount of $172 on this note.                               9,750



On July 27, 2006, the Company entered into an unsecured
Senior Promissory Note in the amount of $250,000. Following
the payment of commissions and expenses, the Company
received net proceeds of approximately $210,000. The
outstanding principal amount of the Note, plus interest at
the rate of 12% per annum, is payable in cash on or before
the earlier of (i) July 27, 2007 or (ii) the date upon which the Company sells any of its equity or debt securities in a
financing transaction, or a series of financings, with gross proceeds equal to $1,000,000; provided, however, that a
subsequent financing transaction will not include (x)
issuances of common stock to employees, (y) the exercise of
any options to purchase shares of common stock that are
outstanding as of the date hereof, or (z) the grant,
issuance or exercise of options or common stock under the
Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.
In an event of a default, as defined in the note, the note
shall become immediately due and payable, and during the
continuation of an event of default, the Company must pay
interest on the note in an amount equal to 2% per month
until the event of default is cured or waived. During the
three months ended September 30, 2006 the Company accrued
interest in the amount of $10,833 on this note.                          250,000

In August 2006, the cash advance in the amount of $20,000
the Company received from an investor was converted into a
promissory note payable. This note bears interest at the
rate of 12% per annum. During the three months and nine
months ended September 30, 2006, the Company accrued
interest in the amount of $605 and $677, respectively, on
this note.                                                                20,000

In August 2006, the cash advance in the amount of $50,000
the Company received from a director was converted into a
promissory note payable. This note bears interest at the
rate of 12% per annum. During the three months and nine
months ended September 30, 2006, the Company accrued
interest in the amount of $1,512 and $3,172, respectively,
on this note.                                                             50,000



Total notes payable as of September 30, 2006                           $ 829,750
                                                                       ---------


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

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of share issuable 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

In August 2006, the Company issued 4,150,798 shares and warrants to purchase 1,634,400 shares and relieved accrued liabilities in the aggregate amount of $1,504,226. During the three months ended September 30, 2006, the Company valued the 4,150,798 shares (with a fair value of $871,668) and 1,634,400 warrants (with a fair value $182,236) on the date the shares were issued. This resulted in a net realized gain of $450,323.

NOTE 7 - EQUITY

Common stock
------------

In March 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer. These shares had been earned, and were accrued, during the year ended December 31, 2005.

In May 2006, the Company issued 34,464 shares of S-8 common stock at $0.125 per share to a consultant for services provided for business development.

In May 2006, the Company issued 19,288 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest.

In May 2006, the Company issued 16,324 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest.

In May 2006, the Company issued 13,456 shares of common stock at $0.10 per share to an investor for the conversion of accrued interest.

In June 2006, the Company issued 5,000 shares of common stock at $0.09 per share for the exercise of warrants by an investor.

In August 2006, the Company issued 4,150,798 shares of common stock for the penalty for late registration of shares, which were previously accrued.

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

During the three months ended September 30, 2006, the Company issued warrants to purchase 46,000 shares of common stock at prices ranging from $0.20 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $3,495 to operations during the three months ended September 30, 2006.

During the three months ended September 30, 2006, the Company issued warrants to purchase 300,000 shares of common stock at $0.25 to our Chief Executive Officer, Michael Wilhelm. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $41,278 to operations during the three months ended September 30, 2006.

Also, during the three months ended September 30, 2006, the Company issued warrants to purchase 62,500 shares of common stock at $0.158 to our Chief Financial Officer, John Fermanis per the terms of his employment agreement. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $9,596 to operations during the three months ended September 30, 2006.

During the three months ended September 30, 2006, the Company issued warrants to purchase an additional 1,634,400 shares of common stock in satisfaction of the penalty due to investors for the late registration of shares. The Company had accrued the value of these warrants using the Black-Scholes valuation model, and relieved the accrued liability of $258,986.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ .05-.10       514,780       2.63        $.05-.10       514,780         2.63
 .125-.22     1,031,319       2.72        .125-.22     1,031,319         2.72
  .25-.56    11,235,805       2.85         .25-.56    11,235,805         2.85
     1.00       933,811       1.43           1.00        933,811         1.43
     2.00        85,203       2.57           2.00         85,203         2.57
            -----------   ------------               -----------     -----------
             13,800,918       2.73                    13,800,918         2.73
            ===========   ============               ===========     ===========

Transactions involving warrants are summarized as follows:

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                         ---------------    ------------------

   Outstanding at December 31, 2005           11,616,865                .46
      Granted                                     61,500                .67
      Exercised                                       --                 --
      Cancelled or expired                            --                 --
                                              ----------          ---------
   Outstanding at March 31, 2006              11,678,365                .46
      Granted                                     84,653                .67
      Exercised                                   (5,000)               .09
      Canceled or expired                             --                 --
                                              ----------           --------
   Outstanding at June 30, 2006               11,758,018                .46
      Granted                                  2,042,900                .46
      Exercised                                       --                 --
      Cancelled or expired                            --                 --
                                              ----------           --------
   Outstanding at September 30, 2006          13,800,918                .46
                                              ==========           ========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:

                                                       2006           2005
                                                       ----           ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date        4.5% to 4.75%       3.75%
     Expected stock price volatility               83% to 73%      93% to 179%
     Expected dividend payout                           --             --
     Expected option life-years (a)                   3 to 5         3 to 5


Options
-------

In July 2006, the Company issued options to purchase 1,893,970 shares of common stock to our Chief Executive Officer. The options vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter.

In September 2006, the Company issued options to purchase 3,500,000 shares of common stock to our Chief Executive Officer. The options vest 50% after thirty days of continued employment with the balance in equal monthly installments for one year thereafter.

The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $735,731 to deferred compensation at September 30, 2006. This amount will be charged to operations as the options become vested.

The Company charged to operations the amount of $43,792 for the value of the options during the three months ended September 30, 2006.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


          Options Outstanding                        Options Exercisable
   -----------------------------------    --------------------------------------
                         Weighted                                   Weighted
                         Average         Weighted                   Average
                         Remaining       Average                    Remaining
Exercise   Number        Contractual     Exercise     Number        Contractual
Prices     Outstanding   Life (years)    Price        Exercisable   Life (years)
--------   -----------   ------------    ---------    -----------   ------------

$25.00        63,212         3.75         $25.00       63,212         3.75
 0.231     1,896,970         4.79           0.231          --           --
 0.22      3,500,000         4.95           0.22           --           --
 0.31          1,000         4.45           0.31        1,000         4.45
 0.33        103,030         4.11           0.33      103,030         4.11
 0.44        150,000         3.84           0.44      150,000         3.84
             -------                                  -------
            5,714,212                                 317,242
             =======                                  =======

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

                                                         Weighted Average
                                     Number of Shares     Price Per Share
                                     ----------------    ----------------
Outstanding at December 31, 2005         317,242             $ 5.30
    Granted                                   --                 --
    Exercised                                 --                 --
    Expired                                   --                 --
                                     ----------------    ----------------
Outstanding at March 31, 2006            317,242             $ 5.30
    Granted                                   --                 --
    Exercise                                  --                 --
    Expired                                   --                 --
                                     ----------------    ----------------
Outstanding at June 30, 2006             317,242             $ 5.30
    Granted                            5,396,970               0.22
    Exercise                                  --                 --
    Expired                                   --                 --
                                      ---------------     ----------------
Outstanding at September 30, 2006      5,714,212             $ 0.51
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

In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

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

During the three months ended September 30, 2006, the Company issued 4,150,798 shares of common stock and warrants to purchase an additional 1,634,400 shares of common stock in full satisfaction of the penalty due to investors for the late registration of shares, and relieved accrued liabilities in the aggregate amount of $1,053,904.


NOTE 8 - SUBSEQUENT EVENTS

On October 4, 2006, IR BioSciences Holdings, Inc. effected an initial closing of a private placement, whereby the Company sold an aggregate of $2,276,500 worth of units ("Units") to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended.

On October 4, 2006, the Company repaid investors in two promissory notes: The April 13, 2006 Note for $500,000 principal plus accrued interest of $28,500 and the July 27, 2006 Note for $250,000 principal plus accrued interest of $5,583.

On October 6, 2006, the Company repaid a promissory note to an investor in the August 1, 2006 Note for $20,000 principal plus accrued interest of $733.

On October 12, 2006, the Company repaid a note payable in the amount of $9,750 plus accrued interest of $237. The note was made in June 2006 in exchange for consulting services.

On October 26, 2006, the Company effected a second closing of a private placement, whereby the Company sold an aggregate of $2,697,100 worth of Units to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (this private placement and the private placement that closed on October 4, 2006 is collectively referred to herein as the "Private Placement").

Pursuant to the terms of the subscription agreement used in the Private Placement, each Unit was sold for $25,000 and consisted of (i) 156,250 shares of common stock of the Company; and (ii) a warrant to purchase, at any time prior to the fifth anniversary following the final closing of the Private Placement, 78,125 shares of Common Stock at an exercise price of $0.50 per share. A total of 14,228,125 shares and 7,114,063 warrants were sold to investors at the initial closing of the Private Placement and a total of 16,856,875 shares and 8,428,438 warrants were sold to investors in the second closing of the Private Placement. The Company agreed to file a registration statement, covering the securities sold in the Private Placement, not before 180 days after the final closing of the Private Placement and not later than 190 days after the final closing of the Private Placement. The shares and warrants were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the Company may elect to redeem the warrants (but not less than all the warrants), upon certain conditions and after providing at least thirty-days written notice to warrant holders.

In connection with the Private Placement, the Company issued an additional 2,276,500 shares of Common Stock to the placement agent or its designees, upon the initial closing of the Private Placement. In connection with the Private Placement, the Company issued an additional 2,697,100 shares of Common Stock to the placement agent or its designees, upon the second closing of the Private Placement. The shares were issued as consideration for the placement agent's services in connection with the Private Placement. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the placement agent received $700,399 in commission and expenses as compensation for its services, $349,776 and $350,623 for the initial and second closing respectively.

On October 23, 2006 we entered into an employment agreement with Hal N. Siegel, a Director of the Company, for the position of Senior Director of Product Development and Regulatory Affairs. Pursuant to the employment agreement with Dr. Siegel, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

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

Overview
--------

         IR BioSciences Holdings, Inc. is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drugs. Our goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax.

         Our drug development efforts are based on patents for the use of Sar9, Met (O2)11-Substance P, an analog of the naturally occurring human neuropeptide Substance P. We use the generic name Homspera(R) to refer to the synthetic Sar9, Met (O2)11-Substance P peptide. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals.

         Our current focus is on the development of two potential applications based on the use of Sar9, Met (O2)11-Substance P, Radilex(R) and Viprovex(R). We are developing Radilex for use as a potential treatment for acute exposure to radiation. Viprovex is being developed for use in potential treatments of maladies caused by exposure to toxic chemicals, such as formalin, and biological agents, such as influenza and anthrax. To date we have sponsored seven studies and co-sponsored three radiation studies all of which were conducted utilizing rodents. We have sponsored three studies on the potential treatment of anthrax exposure and three studies on avian influenza, all of which were conducted utilizing rodents. Additionally, our co-founder, Dr. Mark Witten, has sponsored a rodent study using Viprovex as a potential treatment for exposure to the chemical, formalin.

         We have filed patent applications and provisional patent applications, where applicable, for the use of the active ingredient Sar9, Met
(O2)11-Substance P in applications that we are researching. We own two issued U.S. and two issued foreign patents and two pending Patent Cooperation Treaty
(PCT) applications. We also have nine pending U.S. provisional patent applications and 16 pending foreign provisional patent applications.

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


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Revenue
-------

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses
-------------------------------------------

         Sales, general, and administrative expenses ("SG&A") were $598,045 for the three months ended September 30, 2006, an increase of $90,600 or approximately 18% compared to SG&A of $507,445 during the three months ended September 30, 2005. The increase is primarily due to higher costs for debt placement fees. For the three months ended September 30, 2006, this amount consisted primarily of officer compensation of $89,461, research and development of $96,639, legal and accounting fees of $103,350, other consulting fees of $85,375, payroll and related costs of $125,325, public relations and marketing of $18,850, non-cash compensation costs of $98,161 and debt placement fees of $26,400.

         The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's potential drugs and therapeutics.

Interest (Income)/Expense (net)
-------------------------------

         Interest expense (net) was $32,290 for the three months ended September 30, 2006, an increase of $38,215 or approximately 645% compared to interest income of $5,925 for the three months ended September 30, 2005. Interest expense was increased because the Company entered into notes payable during the three months ended September 30, 2006.

         The Company expects interest expense to decrease during the coming twelve months as the Company has paid off outstanding Notes Payable with the proceeds from the Private Placement.

Net Loss
--------

         For the reasons stated above our net loss for the three months ended September 30, 2006 was $180,013, or $0.003 per share a decrease of $890,460 or approximately 82% compared to a net loss of $1,081,095 for the three months ended September 30, 2005.

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

         In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

         On July 10, 2006 the Company withdrew its Registration Statement on Form SB-2 that was filed to register the securities issued in the October 2004 private placement.

         During the three months ended September 30, 2006, the Company issued 4,150,798 shares of common stock and warrants to purchase an additional
1,634,400 shares of common stock in full satisfaction of the penalty due to investors for the late registration of shares, and relieved accrued liabilities in the aggregate amount of $1,053,904.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Revenue
-------

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Selling, general and administrative expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,761,161 for the nine months ended September 30, 2006 which is a decrease of $178,639 or 9% compared to SG&A of $1,939,800 for the nine months ended September 30, 2005. The decrease is primarily due to lower costs of non-cash compensation. This expense is primarily comprised of non-cash compensation of $115,380, legal and accounting fees of $462,662, payroll and related costs of $405,261, consulting fees of $230,145, public relations and marketing costs of $63,992, research and development costs of $254,148, officer's compensation of $279,961 and debt placement fees of $66,400.

Interest expense (net)
----------------------

         Interest expense was $47,181 for the nine months ended September 30, 2006, an increase of $51,788 or 1124% compared to interest income of $4,607 for the nine months ended September 30, 2005. Interest expense was increased because the Company entered into notes payable during the nine months ended September 30, 2006.

         The Company expects interest expense to decrease during the coming twelve months as the Company has paid off outstanding Notes Payable with the proceeds from the Private Placement.

Net loss
--------

         For the reasons above, primarily lower SG&A expenses and the one-time adjustment for the late registration penalty, the net loss for the nine months ended September 30, 2006 was $800,563, a decrease of $3,207,461 or 80% compared to a net loss of $4,008,024 for the nine months ended September 30, 2005.

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

         In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This results in a decrease in the number of shares issuable of 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares issuable of 974,587 (with a fair value of $177,789). This results in a net realized gain of $994,574 during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company also marked to market the value of the previously issued penalty shares and warrants, which resulted in realized gains of $72,101 and $46,755, respectively.

         On July 10, 2006 the Company withdrew its Registration Statement on Form SB-2 that was filed to register the securities issued in the October 2004 private placement.

         During the nine months ended September 30, 2006, the Company issued 4,150,798 shares of common stock and warrants to purchase an additional
1,634,400 shares of common stock in full satisfaction of the penalty due to investors for the late registration of shares, and relieved accrued liabilities in the aggregate amount of $1,053,904.

PLAN OF OPERATIONS

         We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

Product Research and Development
--------------------------------

         We incurred an expense of $254,148 for the nine months ended September 30, 2006 in research and development activities related to the development of Radilex and Viprovex versus an expense of $108,439 for the nine months ended September 30, 2005. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $519,468 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to Contract Research Organizations (CRO) for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Siegel, among others, have been classified in consulting fees for consistency of financial reporting.

         We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $2,000,000 in an effort to further develop Radilex and Viprovex. If we are unable to raise additional capital, our research and development activities may be lessened. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks.

         The basis for our research and development efforts in regard to the potential uses of Homspera is derived from observations made during research funded by the Air Force Office of Scientific Research in early 1994 by our co-founders Dr. Mark Witten and Dr. David Harris. During this research it was observed that the exposure of animals to jet fuel (JP-8) resulted in pathological changes in the lungs and immune systems of those exposed. Based on the results of these studies, we believe that the administration of Homspera prevented some of the effects of JP-8 jet fuel exposure in the lungs, as well as having a positive effect on the immune system. However, there is no guarantee that our interpretation of the results of these studies will prove to be accurate after further testing.

         Our initial  pre-clinical  applications  that we are researching are in
(i) the treatment of the effects on the body caused by exposure to radiation (Radilex) and (ii) infectious disease and exposure to toxic chemicals and harmful biological materials (Viprovex). In addition to these two potential applications, we continue to explore the potential capabilities of Sar9, Met
(O2)11-Substance P and strive to better understand the mechanisms of this compound in order to further our development efforts with regard to not only our current application research, but also potential future applications.

         Research and Development for the use of Radilex in Radiological Exposure Applications.
         ------------------------------------------------------------

         On January 14, 2004, we received a Pre-Investigational New Drug Application (PIND) number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome.

         To date we have sponsored seven studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to study dose response to radiation, the impact on survival and to distinguish survival response using different forms of drug delivery. In each of these studies mice were exposed to varying levels of radiation. In the opinion of management, these studies have demonstrated in C57BL/6 mouse model studies that Radilex-treated mice exhibited survival rates of up to 50% at 90 days post-radiation exposure to an otherwise lethal dose of whole body ionizing radiation. Additionally, we believe the results indicated that these mice had normal immune system function at the 90-day post-radiation time point compared to longitudinal control mice. We believe these animal studies provide support for our continued effort to develop Radilex to treat the effects of acute radiation syndrome. There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

         Currently, we are sponsoring additional pre-clinical studies on mice in an attempt to confirm the potential efficacy of Radilex in treating acute radiation syndrome. In parallel with these studies we are also determining the protocols that we hope will allow us to initiate large animal clinical trials that will be necessary for establishing efficacy per the animal efficacy rule. Assuming adequate funding is available to us, we expect these large animal studies to begin within the next 12 to 18 months. In addition, we are designing protocols for toxicology and human safety studies that will be needed to support a New Drug Application (NDA).


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

         In addition to our early pilot studies, we have completed three studies on anthrax and one on avian influenza. It is the opinion of management that the results of these studies may underlie the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response. There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of September 30, 2006.

REVENUES

         We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

         From our inception through September 30, 2006, we have incurred losses of $12,610,320. These expenses were associated principally with equity-based compensation to employees and consultants, cost of penalty for late registration of shares, product development costs and professional services.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had current assets of $11,459 consisting of other current assets of $11,459. At September 30, 2006, we also had current liabilities of $1,866,254, consisting of accounts payable and accrued liabilities of $1,026,823, notes payable of $829,750 and cash overdraft of $9,681. This resulted in net working capital deficit at September 30, 2006 of $1,854,795. During the nine months ended September 30, 2006, the Company used cash in operating activities of $973,279. From the date of inception (October 30, 2002) to September 30, 2006, the Company has had a net loss of $12,610,320 and has used cash of $4,931,737 in operating activities.

         We have never generated revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through September 30, 2006 via the private placement of $3,264,352 net of costs of our common stock, $1,195,307 of this was from the exercise of common stock purchase warrants net of costs. An additional $1,688,378 was received from the issuance of notes payable, net of repayments.

         In July 2006, the Company received a cash advance from a Director in the amount of $25,000 to be used as an upfront payment for a radiation study. This advance bears interest at the rate of 12% per annum. This cash advance was not used, as no upfront payment was required, and subsequently, principal and interest was returned on August 30, 2006.

         Effective July 25, 2006, the Company entered into an unsecured senior promissory note in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000.

         Effective August 1, 2006, we converted two cash advances into unsecured senior promissory notes, in the respective amounts of $50,000 and $20,000, with individual accredited investors, one of whom, Theodore E. Staahl, was a Director. Following the payment of fees and expenses, we received net proceeds of approximately $68,600. The outstanding principal amount of each note, plus interest at the rate of 12% per annum, is payable in cash on or before the earlier of (i) one year from the date of such note or (ii) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to $1,000,000 or more; provided, however, that a subsequent financing transaction will not include (x) issuances of common stock to employees of the Company, (y) the exercise of any options to purchase common stock of the Company that are outstanding as of the date hereof, or (z) the grant, issuance or exercise of options or common stock of the Company under the Company's stock, option, deferred stock and restricted stock plan for the purpose of satisfying the Company's payables.

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

         Pursuant to our employment agreement with John N. Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid an annual salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a Tender Offer for warrants totaling $1,211,000 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company.

         Pursuant to our employment agreement with Hal N. Siegel, our Senior Director of Product Development and Regulatory Affairs, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

         Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

         Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to September 2006, we were able to obtain financing of $3,590,136 from a series of private placements of our securities (which resulted in net proceeds to us of $3,264,352). In October, 2006, we obtained additional funding of $4,973,600 from the first two closings of a private placement which resulted in net proceeds to us of $3,401,660. Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2007. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

         While we have successfully raised capital to meet our working capital and financing needs in the past through debt and equity financings, additional financing will be required in order to implement our business plan and to meet our current and projected cash flow deficits from operations and development. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations. Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities, we believe that we will require an additional $3.5 million to meet our expenses over the next 12 months.

         On October 4, 2006, the Company effected an initial closing of a private placement, whereby the Company sold an aggregate of $2,276,500 worth of units ("Units") to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the transaction is referred to herein as the "Private Placement").

         On October 26, 2006, the Company effected a second closing of a private placement, whereby the Company sold an aggregate of $2,697,100 worth of Units to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the transaction is referred to herein as the "Private Placement").

         Pursuant to the terms of the subscription agreement, each Unit was sold for $25,000 and consisted of (i) 156,250 shares of Common Stock of the Company; and (ii) a warrant to purchase, at any time prior to the fifth anniversary following the final closing of the Private Placement, 78,125 shares of Common Stock at an exercise price of $0.50 per share. A total of 14,228,125 shares and 7,114,063 warrants were sold to investors at the initial closing of the Private Placement. The Company agreed to file a registration statement, covering the securities sold in the Private Placement, not before 180 days after the final closing of the Private Placement and not later than 190 days after the final closing of the Private Placement. The shares and warrants were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the Company may elect to redeem the warrants (but not less than all the warrants), upon certain conditions and after providing at least thirty-days written noticeto warrant holders.

         In connection with the Private Placement, the Company issued an additional 2,276,500 shares of Common Stock to the placement agent or its designees, upon the initial closing of the Private Placement. In connection with the Private Placement, the Company issued an additional 2,697,100 shares of Common Stock to the placement agent or its designees, upon the second closing of the Private Placement. The shares were issued as consideration for the placement agent's services in connection with the Private Placement. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the placement agent received $700,399 in commission and expenses as compensation for its services, $349,776 and $350,623 for the initial and second closing respectively.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

         We did not dispose or acquire any significant property, plant or equipment during the second quarter ended September 30, 2006. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees
-------------------

         From our inception through the period ended September 30, 2006, we have relied on the services of outside consultants for services and currently have three full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis, our Chief Financial Officer; and, the third serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of two senior level appointments, including a Senior Director of Product Development and Regulatory Affairs.

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

                     RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE LIMITED CASH RESOURCES, AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN THE NEAR FUTURE.

         As of September 30, 2006, we had a working capital deficit of $1,860,195. This amount consists of current assets of $11,459, accounts payable and accrued current liabilities of $1,032,223, including notes payable $829,750. We have incurred a substantial net loss for the period from our inception in October 2002 to September 30, 2006, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2009 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

WE MAY FAIL TO BECOME AND REMAIN PROFITABLE OR WE MAY BE UNABLE TO FUND OUR CONTINUING LOSSES, IN WHICH CASE OUR BUSINESS MAY FAIL.

         We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the nine months ended September 30, 2006 was $1,212,493. As of September 30, 2006, we had an accumulated deficit of $13,011,627.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. IF WE CANNOT RAISE NEEDED ADDITIONAL CAPITAL IN THE FUTURE, WE WILL BE REQUIRED TO CEASE OPERATIONS.

         Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through January 2007. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require approximately $2.0 million over the next 16 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

         You should be aware that in the future:

         o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

         o  any available additional financing may not be adequate.


         If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue our drug discovery efforts. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond January 2007. Our working capital deficit as of September 30, 2006 was $1,860,195. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.



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

         As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange
Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings. Please refer to the Company's report on Form 10-K/A Amendment No. 1 for 2005 regarding litigation and claims as of December 31, 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In August 2006, the Company reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which the Company is obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,800 shares and warrants to purchase an additional 1,634,400 shares, respectively. These shares and warrants were issued in the three month period ended September 30, 2006. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         During the three months ended September 30, 2006 we have accrued the issuance of 46,000 common stock purchase warrants to members of our Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter. These warrants were issued pursuant to the terms of their respective agreements with us. The exercise prices of these warrants range from $0.20 to $1.00 per share. The warrants expire three years after date of issuance. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

         Pursuant to the term of his employment agreement, our Chief Financial Officer, John N. Fermanis, is to receive 62,500 warrants. The warrants expire five years after date of issuance. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

         For collateralization of promissory notes in 2004, we issued to our Chief Executive officer, Michael K. Wilhelm, 300,000 common stock purchase warrants. These warrants expire five years from the date of issuance. The warrants were issued in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.



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

On October 23, 2006 we entered into an employment agreement with Hal N. Siegel, a Director of the Company, for the position of Senior Director of Product Development and Regulatory Affairs. Pursuant to the employment agreement with Dr. Siegel, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

Private Placement
-----------------
On October 4, 2006, the Company effected an initial closing of a private placement, whereby the Company sold an aggregate of $2,276,500 worth of units ("Units") to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the transaction is referred to herein as the "Private Placement").

On October 26, 2006, the Company effected a second closing of a private placement, whereby the Company sold an aggregate of $2,697,100 worth of Units to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the transaction is referred to herein as the "Private Placement").

Pursuant to the terms of the subscription agreement, each Unit was sold for $25,000 and consisted of (i) 156,250 shares of Common Stock of the Company; and
(ii) a warrant to purchase, at any time prior to the fifth anniversary following the final closing of the Private Placement, 78,125 shares of Common Stock at an exercise price of $0.50 per share. A total of 14,228,125 shares and 7,114,063 warrants were sold to investors at the initial closing of the Private Placement. The Company agreed to file a registration statement, covering the securities sold in the Private Placement, not before 180 days after the final closing of the Private Placement and not later than 190 days after the final closing of the Private Placement. The shares and warrants were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the Company may elect to redeem the warrants (but not less than all the warrants), upon certain conditions and after providing at least thirty-days written noticeto warrant holders.

In connection with the Private Placement, the Company issued an additional 2,276,500 shares of Common Stock to the placement agent or its designees, upon the initial closing of the Private Placement. In connection with the Private Placement, the Company issued an additional 2,697,100 shares of Common Stock to the placement agent or its designees, upon the second closing of the Private Placement. The shares were issued as consideration for the placement agent's services in connection with the Private Placement. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In addition, the placement agent received $700,399 in commission and expenses as compensation for its services, $349,776 and $350,623 for the initial and second closing respectively.

ITEM 6. EXHIBITS

(a)  Exhibits

4.1 Form of Warrant by and between the Registrant and each of the investors who entered into the Subscription Agreements filed as Exhibit 10.1 and 10.2 herewith.

10.1 Form of Subscription Agreement entered into as of October 4, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors thereto.

10.2 Form of Subscription Agreement entered into as of October 26, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors thereto.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.


     IR BioSciences Holdings, Inc.

                                            By:  /s/ Michael K. Wilhelm
                                            ----------------------------------
                                            Michael K. Wilhelm
                                            President, Chief Executive Officer




