Form 10KSB
period 2006-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2007-04-17
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 33-05384

IR BIOSCIENCES HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	13-3301899
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4021 N. 75th Street, Suite 201, Scottsdale, AZ	85251
(Address of Principal Executive Offices)	(Zip Code)

(480) 922-3926
(Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $ 0.001 PAR VALUE PER SHARE
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of April 5, 2007 (based on the average of the bid and asked prices as reported by the NASD OTC Bulletin Board as of that date) was approximately $12,639,518.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of April 5, 2007: 114,318,315.

Documents Incorporated by reference: The information required by Part III of Form 10-KSB incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.
Transitional Small Business Disclosure Format Yes ☐  No ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

IR BioSciences Holdings, Inc. is a development stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex™ and Viprovex™. We defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use of such compounds. Our goal is to develop these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, such as influenza and anthrax. We hope there may exist not only a market for products related to biodefense through governmental purchasing, but there also may exist a potential commercial market for treatments of cancer treatment side-effects and seasonal influenza.

Our patents, patent applications and continued research are derived from discoveries made during research studies related to the function of Substance P, which is found in the body and has a large number of actions. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of research on Substance P, these scientists created a number of synthetic analogues, structural derivatives with slight chemical differences, for study. One of these, which we have named Homspera, is the basis for our drug development efforts and our intellectual property. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. There can be no assurance that our interpretation of the results of our studies will prove to be accurate after further testing and our beliefs regarding the potential uses of our drug candidates may never materialize.

Our current focus is on the development of two potential formulations derived from Homspera, Radilex and Viprovex.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. To date we have sponsored seven studies and co-sponsored three studies all of which were conducted utilizing rodents. The results of these studies suggest Radilex may play a role in increased survival among tested rodents following exposure to lethal doses of gamma radiation. We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand alone treatment or as a co-therapeutic agent to be used with other therapies.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. Based on early studies on Homspera and existing literature on Substance P, we are researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. To date we have sponsored three studies related to the treatment of influenza, three on the exposure to anthrax spores and one on exposure to formalin. We believe the results of these studies indicated potential efficacy in the use of Viprovex as both a stand alone treatment and an adjuvant, to be used in conjunction with other drugs. If Viprovex can be developed, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-along drug or as an adjuvant to other existing drugs.

To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome and the other for the potential use of Viprovex in the treatment of avian influenza.

We have filed patent applications and provisional patent applications, for the use of Homspera and derivatives thereof. We own four registered patents, two issued U.S. and two issued foreign patents. We also have 35 pending patents, comprised of four pending Patent Cooperation Treaty (PCT) applications, nine pending U.S. provisional patent applications and 22 pending foreign provisional patent applications.

Our potential drug candidates, Radilex and Viprovex, are at early, pre-clinical stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex have yet been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any commercial applications using Homspera or any derivatives thereof. Delays in planned patient enrollment in our future clinical trials may result in increased costs, program delays or both. None of our potential technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential applications may not achieve market acceptance. Any potential applications resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

To date, we have not obtained regulatory approval for or commercialized any applications using Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.

SUBSTANCE P AND HOMSPERA™

Our patents, patent applications and continued research are derived from discoveries made during research studies related to the function of Substance P, which is found in the body and has a large number of actions. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of this research, these scientists created for study a number of analogues, or structural derivatives with slight chemical differences, of Substance P. One of these analogues of Substance P, which we have termed Homspera, is the basis for our research and development of potential drug candidates.

Substance P

The elements carbon, oxygen, nitrogen and hydrogen can be combined to form amino acids, a basic building block of life. When amino acids are combined through a biochemical process they form what are called peptides or proteins. Proteins play a number of fundamental roles in living organisms, from structural to messaging between cells. When components of the nervous system use chemicals to transmit signals between nerves and brain cells to propagate signaling throughout the body, those chemicals are called neurotransmitters. When peptides are released by nerves cells or other cells and modulate this neurotransmission, they are termed neuropeptides.

One such neuropeptide is Substance P. Substance P is a relatively small peptide made of just eleven amino acids. Substance P was discovered in 1931 and found to have local blood-pressure reducing effects. The peptide is difficult to isolate, and consequently was ignored for tens of years. When science developed to the point that peptides could be recognized by their amino acid structures, Substance P was one of the first identified. The amino acid sequence (using the standard three-letter acronyms for amino acids) of Substance P is presented below:

Arg-Pro-Lys-Pro-Gln-Gln-Phe-Phe-Gly-Leu-Met-NH2.

Neuropeptides, such as Substance P, were originally identified as being distributed throughout the peripheral and central nervous systems of experimental animals, and then of humans. To date, Substance P has also been shown to be produced in non-neuronal cells such as human endothelial cells, Leydig cells, enterochromaffin cells, epithelial cells, fibroblasts, keratinocytes, intestinal and airway smooth muscle cells, inflammatory and immune cells, and in cells of the female reproductive system.

In early research Substance P was revealed as playing a key role in the transmission of pain. Later on, Substance P was identified as being involved in the pathophysiology of psychiatric disorders, like anxiety and depression. Additionally, Substance P has been shown to be involved in a number of physiological processes, such as blood vessel and smooth muscle contractions, and in the levels and responses of the cells of the blood and immune system.

Substance P produces this wide variety of effects by acting through three different molecular receptors, located on the surface membrane of sensitive cells. These receptors are called NK1, NK2 and NK3 receptors, and binding of Substance P to one receptor subtype or another will cause different chemical signaling to occur both inside and outside cells. These receptor binding differences are believed to be responsible for the different physiological results following the stimulation of the different receptor subtypes.

Homspera

Within a few years following the discovery of the amino acid sequence of Substance P, numerous synthetic analogues were being produced in an attempt to better understand how the structure and function of the molecule were related. One particular analogue was produced by the replacement of the amino acid glycine (Gly) with Sarcosine (Sar or N-methyl glycine) at the ninth position and the introduction of oxidized methionine (Met(O2)) in place of methionine (Met) at the eleventh position. The resulting peptide, still 11 amino acids long, but now with a slightly different molecular weight, is thus called Sar9, Met (O2)11-Substance P. The amino acid sequence for Homspera is presented below:

Arg-Pro-Lys-Pro-Gln-Gln-Phe-Phe-Sar-Leu-Met(O2)-NH2.

It is these specific chemical alterations that are presumably responsible for the different physiological actions of Homspera versus endogenous Substance P. In fact, Sar9, Met (O2)11-Substance P was first synthesized in an attempt to make chemicals that had specific distinctions in their activity from that of the parent Substance P molecule.

Homspera, or Sar9, Met (O2)11-Substance P differs from Substance P in at least two ways. It is reported to be active at only the NK1 receptor, and to be more resistant to the enzyme that usually breaks down Substance P and thereby terminates its action. Thus Sar9, Met (O2)11-Substance P is both more specific than Substance P, and also more persistent in the body.

In December 2004 we filed an application with the US Patent and Trademark Office in an effort to trademark the name Homspera to refer to Sar9, Met (O2)11-Substance P for its potential usage in a number of applications. Our application is still pending.

Radilex™ and Viprovex™

We use the trade names Radilex and Viprovex to differentiate these derivatives of Homspera. The active ingredient, Homspera, is chemically equivalent in both Radilex and Viprovex; however, since both Radilex and Viprovex are to be used in differing potential treatments, and thus have different indications for use, we anticipate that we will formulate them differently in the future to support appropriate (and possibly different) modes of administration. For this reason, we have created the trade names to more easily differentiate the potential formulations, and thus applications, with respect to their development and potential future market opportunities.

In the early AFOSR studies, it was observed that the exposure of animals to JP-8 jet fuel resulted in pathological changes in the lungs and immune systems of those exposed. Homspera was administered to the test animals after prolonged exposure to the jet fuel. Based on the results of these studies, we believe that the administration of Homspera prevented some of the harmful effects of the jet fuel exposure in the lungs, as well as having a positive effect on the immune system. However, there is no guarantee that our interpretation of the results of these studies will prove to be accurate after further testing.

Based on our interpretation of these results, our current focus is on the development of two potential drug applications, Radilex and Viprovex.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. To date we have sponsored seven studies and co-sponsored three studies all of which were conducted utilizing rodents. We believe the results of these and other studies suggest Radilex may play a role in increasing an individual’s ability to overcome the effects of radiation, and, in the cases of exposure to potentially lethal radiation, to play a role in increased rates of survivability. Based on the sum of these studies, we believe that Radilex, once and if developed, could be an acceptable candidate to be purchased by governmental agencies for national distribution in the event of a significant nuclear or radiological threat. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand alone treatment or as a co-therapeutic agent to be used with other treatments.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as anthrax and infectious diseases, including influenza. Based on early studies on Homspera and existing literature on Substance P, we are also researching Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin, a highly toxic chemical, is a solution of formaldehyde gas dissolved in water and used industrially. To date we have sponsored three studies related to the treatment of influenza, three on the exposure to anthrax spores and one on exposure to formalin. We believe the results of these studies indicated potential efficacy in the use of Viprovex as both a stand alone treatment and to be used in conjunction with other drugs. If Viprovex can be developed, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or in conjunction with other existing drugs.

Applications

Our initial pre-clinical applications that we are researching are in the treatment of the effects on the body caused by (i) exposure to radiation (Radilex) (ii) infectious disease and harmful biological materials (Viprovex) and (iii) harmful chemical agents (Viprovex). In addition to these three potential applications, we continue to explore the potential capabilities of Homspera and strive to better understand the mechanisms of this compound in order to further our development efforts with regard to not only our current application research, but also potential future applications.

To date we have sponsored seven radiation studies and co-sponsored three radiation studies all of which were conducted utilizing rodents. We have sponsored three studies on the potential treatment of anthrax exposure and one study on avian influenza all of which were conducted utilizing rodents. We have also sponsored one chemical study in an attempt to determine initial indications of efficacy on the treatment of formalin exposure.

All our product candidates are in the pre-clinical stage of development. They have only been introduced to FDA via the pre-IND filings, submissions to which the FDA offers no judgment thereon. To date we have been issued two Pre-Investigational New Drug (PIND) numbers by the U.S. Food & Drug Administration (FDA) - one for the potential use of Radilex in the treatment of acute radiation syndrome and one for the potential use of Viprovex in the treatment of avian influenza. The table below illustrates our current product candidates and their current stage of development within the FDA approval process.

Product Candidate	Pharmacological Identification	Animal Safety	Pre-Clinical Mechanistic	Phase I	Phase II	Phase III

Acute Radiation Syndrome
Radilex	In-progress	In-progress	In-progress

Infectious disease
Viprovex	In-progress	In-progress	In-progress

Chemical exposure
Viprovex	In-progress	Planned	In-progress

The preliminary results of our pre-clinical studies using Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

RADILEX

All of our product candidates based on Radilex are in the pre-clinical stage of development. On January 14, 2004, we received a Pre-Investigational New Drug Application (PIND) number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome.

To date we have sponsored seven radiation studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to study dose response to radiation, the impact on survival and to distinguish survival response using different forms of drug delivery. In each of these studies mice were exposed to varying levels of radiation.

Radiation is emitted electromagnetic energy. Excessive exposure to ionizing radiation over a short period of time, as is the case in nuclear or radiological attacks, leads to the development of radiation sickness, or Acute Radiation Syndrome (ARS). Exposure to lower doses of radiation may, either by design or as a side effect of cancer treatment, result in the destruction of bone marrow cells responsible for maintaining the levels of red blood cells, white blood cells and platelets, which are vital for the formation of blood clots, in the circulation, resulting in compromised oxygen carrying capacity, diminished immune system function, and uncontrollable bleeding.

These bone marrow cells are called hematopoietic stem cells, and they can multiply and mature into precursor cells to the B-cells and T-cells of the immune system, or into precursors of the red blood cells and of the granulocytes and macrophages, which are also of the immune system, and megakaryocytes, which produces platelets. Thus all circulating cells of the immune system, red blood cells and platelets derive from these stem cells.

In studies to date we have collected data that we believe suggests that Radilex shows efficacy in treating ARS by combating neutropenia and thrombocytopenia, which is the decrease in blood levels of white blood cells and platelets, the major medical conditions associated with acute exposure to radiation. Loss of these cells results in increased sensitivity to infection and to uncontrolled bleeding, both of which can be potentially life-threatening. Further, as treatment for cancer often includes radiation treatment, we believe that the potential also exists for Radilex to be used for cancer patients as a stand alone treatment or a co-therapeutic agent to be used with other drugs as treatment.

Data collected in studies performed at the Oak Ridge National Laboratory in 2006, we believe, revealed that Radilex not only prolonged survival of animals exposed to lethal gamma irradiation, but also appeared to have increased platelet concentrations in surviving animals.

There is also preliminary research data showing that the activity of a specific enzyme (poly-(ADP-ribosyl) polymerase, or PARP), may be responsible for repairing DNA that has been damaged by radiation can be modified by Substance P. When damage is severe, the activation of this enzyme becomes too much for the cell to support, and the cell triggers its own destruction. The chain of events that result in this destruction is called apoptosis, a process of deliberate life termination that a cell undergoes following exposure to high levels of stress, and agents that can control the rate of apoptosis are of significant importance in controlling the functioning of organs and organisms. If a cell can be kept alive long enough to repair cellular damage, it might be of more value to the organism.

Based on the above referenced, and other, data, we believe that one possible mechanism by which Radilex is able to prolong survival in animal models (either in addition to its effect on stem cells or perhaps as a mechanism by which it impacts stem cells), is by modulating the activities of the PARP-1 enzyme within cells.. By possibly preventing cells from dying, Radilex may be effective in treating the impact of cell radiation, thereby decreasing the likelihood of death.

Further, we believe that our survival data from irradiated mice studies and mechanistic studies in cell culture have shown indications of hematopoietic stem cell replenishment of circulating leukocytes and platelets, which could be of value in radiation-treated cancer patients.

Acute total body irradiation exposure studies have been performed at the University of Arizona Cancer Center and at Oak Ridge National Laboratories (ORNL). These studies show that radiation destroys the immune system resulting in pneumonia and death, and that Radilex, we believe demonstrates efficacy at reversing the loss of white blood cells that comprise the immune system, as well as platelets necessary to control blood clotting, subsequently leading to an increase in survival rates.

We believe these animal studies provide support for our continued effort to research and develop Radilex to treat the effects of exposure to radiation. However, there is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

VIPROVEX

All of our product candidates based on Viprovex are in the pre-clinical stage of development. We are researching the efficacy of Viprovex as a potential treatment, either as a stand alone application or as co-therapeutic treatment, for exposure to various biological agents, such as infectious disease, including influenza and anthrax. We are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin, a highly toxic chemical, is a solution of formaldehyde gas dissolved in water and used industrially.

Biological Exposure Applications

Infectious Disease - Seasonal and Pandemic Influenza

We believe of management that results from our studies may reveal the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.

In October 2003 the AFOSR sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) and Viprovex at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. We believe that these studies suggest that when mice were exposed to the irritant JP-8 jet fuel and then inoculated with the Hong Kong respiratory virus (HKV), they experience elevated levels of inflammatory cells in their lungs. These levels were reduced in animals also treated with Viprovex. In contrast to control animals exposed to the virus the JP-8 treated animals also treated with Viprovex, did not develop the clinical symptoms of viral infection, which included increases in alveolar macrophages and neutrophils in broncho-alveolar lavage fluid. These cells are components of the immune system that are expressed out of the blood and into the fluid inside the lungs coating the alveoli. The alveoli, found in the respiratory zone of the lungs, are primary sites of gas exchange where blood and air exchange oxygen and carbon dioxide carried by red blood cells. The fluid is acquired and assayed by washing lavage the lungs with liquid and assessing the cells and chemicals in this wash fluid. Animals treated with Viprovex also exhibited lower levels of leukotriene B4 (LTB4), a chemical released by white blood cells during an immune response, than animals not treated with Viprovex. Elevated LTB4 would attract the inflammatory cells, particularly neutrophils, which would follow infection with virus. Electron micrographs showed healthier, normal appearing cells in the airways with no virus particles in the Viprovex-treated animals, in contrast to the HKV/JP-8 controls, suggesting, in our opinion, that Viprovex actually prevented viral replication and pathology, perhaps by stimulating the pulmonary alveolar macrophages to actively attack, engulf and destroy the virus more effectively. Without virus particles in the lungs, there would be no need to mount an immune response. Based on the results of this study, we believe that Viprovex may be potentially used to increase the ability of the body's own immune system to naturally fight off flu strains. Thereby, opening up the possibility that Viprovex could be used either as a stand alone treatment or as an adjunct to a vaccine or other therapy.

On November 29, 2005 we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian influenza was issued on December 19, 2005 (PIND No. 73,709).

Subsequently, we have sponsored three influenza studies conducted at Virion Systems, Inc, one of which is still ongoing, utilizing rodents to test the efficacy of Viprovex in treating the avian influenza A/Wuhan/359/95 (H3N2), a model system for studying the H5N1 avian influenza.

In our opinion, the data acquired to date in examining the effect of Viprovex on influenza infection suggests an anti-viral action occurs in lungs and, more noticeably, in nose. Further, in conjunction with the suggested anti-viral effect, animal weights and temperatures were normalized. Differences in cytokines (small peptide signaling molecules released by cells of the immune system to mediate inflammation and immune responses) such as certain interleukins and interferons were also witnessed. In the opinion of management, such Viprovex-induced changes in immune response as evinced by cytokine signals demonstrate the potential efficacy of Viprovex. Based on our results, we believe that Viprovex may show efficacy as a stand alone drug in the treatment of influenza. Further, when used in conjunction with a neuraminidase inhibitor, currently the most effective pharmacological agents (zanamivir (Relenza®, GlaxoSmithKline) and oseltamivir (Tamiflu®, Roche) are neuraminidase inhibitors) to treat influenza (by inhibiting an enzyme necessary for infectivity), Viprovex might be an effective adjuvant therapeutic on treating or preventing influenza.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Anthrax

Anthrax is an often-fatal human disease resulting from infection of the bacterium Bacillus anthracis. Anthrax is most often contracted by skin to skin, or cutaneous, contact with an infected lesion, resulting from the handling of infected animal products. Cutaneous anthrax has a mortality rate of roughly 20%. In contrast, the inhalation of B. anthracis spores results in a significantly more severe and lethal infection, with mortality rates of greater than 80%. As a result of the high mortality rate and route of infection, anthrax is considered a prominent agent of bioterrorism.

To date we have sponsored three anthrax studies all of which were conducted utilizing rodents to determine if Viprovex will reduce the mortality rate of an active infection of pulmonary anthrax. In our opinion, when treated with Viprovex prior to exposure to anthrax spores, Viprovex elicited protective, prophylactic efficacy and when treated a short time period after exposure to anthrax spores, Viprovex elicited therapeutic efficacy.

In 2006 we completed a series of studies with Hyperion Biotechnology Inc. at their laboratory facilities located at Brooks City-Base in San Antonio, Texas. The purpose of these studies was to determine if Viprovex could reduce the mortality rate of an active infection of pulmonary anthrax. The first of these studies was initiated in October 2005. This research indicated, in our opinion, that Viprovex offers protection from anthrax exposure in a mouse model. In these studies, we witnessed mice treated with Viprovex to have a greater survival rate 11 days post-exposure to anthrax spores. Additionally, based on this research, we believe Viprovex to elicit a prophylactic protection from anthrax in a mouse model.

Further research, in our opinion, has supported these findings of prophylactic efficacy of Viprovex against anthrax and also demonstrated Viprovex to show efficacy in increasing survival rates in mice pretreated with anthrax. Additionally, while these results are preliminary, we believe that Viprovex, when used as an adjuvant, could play an important role, in conjunction with other therapies, in improving treatments of anthrax exposure.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Other Infectious Diseases

Melioidosis, also called Whitmore's disease, is an infectious disease caused by the bacterium Burkholderia pseudomallei, and is endemic to Southeast Asia and is seen in the South Pacific, Africa, India, and the Middle East as well. The causative agent, Burkholderia pseudomallei can be transmitted from animals to man as well as from person to person. The bacteria can be found in contaminated water and soil and is spread to humans and animals through direct contact with the contaminated source. Mortality rate for melioidosis varies and is as high as 90% particularly when aerosolized. The Centers for Disease Control and Prevention (CDC) considers both B. pseudomallei and its related B. mallei as potential agents for biological warfare and biological terrorism.

In March 2007, we began the first of a series of studies to investigate the therapeutic effects of Viprovex on acute melioidosis. These studies are to be performed in conjunction with Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories ("DSO"). The studies are to be funded by DSO and are expected to be completed during the third quarter of 2007.
Chemical Exposure Applications

Based on early studies on Homspera and existing literature on Substance P, we are researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin is a solution of formaldehyde gas dissolved in water, used industrially and toxic typically via crosslinking of proteins to other nearby proteins. To date, we have only conducted limited preclinical studies with regard to the development of Viprovex for indications related to treatment of exposure to harmful chemicals.

JP-8 Jet Fuel and Smoke

We believe our early AFOSR rodent studies demonstrated the administration of Substance P and Homspera to animals exposed to JP-8 decreased the immune system effects, while administration of Substance P antagonists compounded the deleterious effects. Further experiments performed using Viprovex examined effectiveness in preventing lung injury on inhalation of toxic fumes. In our opinion based on our results, Viprovex has been shown to exhibit anti-inflammatory effects in animal models.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Formalin

Formaldehyde is one of the 25 most abundantly produced chemicals in the world and has use in many industries. When dissolved in water at 30% to 50% formaldehyde, and often with methanol as a stabilizer, the resulting formalin solution is toxic to embryos and adult organisms.

We have conducted one pilot study to determine if aerosolized Viprovex could be efficacious in attenuating lung injury after formalin exposure.

In rats exposed to an aerosol application of formalin data suggests, in our opinion, that treatment with Viprovex may minimize lung damage concurrent with formalin inhalation.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

ADJUVANT THERAPEUTIC

Results from studies also suggest that Homspera may also have potential value as a co-therapeutic agent or vaccine adjuvant. Studies performed in animal models of influenza and acute radiation syndrome have revealed the potential capability of Homspera to enhance the action of approved anti-viral medications as well as to provide adjunctive impact on anti-tumor radiation therapy.

Adjuvants are unique among active ingredients in drugs in that they are designed to not stimulate an immune response against themselves, but they are required to augment the immune response against other, co-administered compounds.

The potential efficacy of Homspera as a vaccine adjuvant results from the unique mechanism through which Homspera modulates the immune system. The actions of Homspera are mediated predominately through interactions with the Neurokinin-1 receptor (NK1-R).

Studies in cell culture have revealed elevations in components of what is the most basic aspect of the immune system, termed the innate immune system, that are consistent with activation of specific cell components called Toll-like Receptors, a postulated mechanism by which vaccine adjuvants increase immune responses to vaccine components.. Additionally, the anti-anthrax activity reported by Homspera is similarly consistent with activation of components of innate immunity that have been reported to have anti-anthrax activity, such as defensins, small peptides found in immune cells that help destroy invading bacteria.

We believe that, in conjunction with other influenza therapeutics,, Homspera might be an effective adjuvant therapeutic by decreasing the number of viruses at which the viral neuraminidase-targeted therapeutic must act.

We believe that there is also potential for Homspera to be used as a co-therapy to what is called adjuvant therapy for cancer patients, as secondary treatment often involves radiation treatments following chemotherapy, in an attempt to kill more of the cancer cells. Survival data from gamma-irradiated mice studies have shown indications of hematopoietic stem cell replenishment of circulating leukocytes and platelets, which could be of value in radiation-treated cancer patients. There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

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

To date, we have filed use patent applications in multiple jurisdictions, inside and outside of the U.S., for use of the active ingredient in Homspera for: treatment of avian influenza in mammals, reducing the risk or severity of anthrax infection, treatment of blood cell depletion, ameliorating or preventing damage caused by cigarette smoke, for treating patients with SARS (Severe Acute Respiratory Syndrome) or ARDS (Acute Respiratory Distress Syndrome) or to prevent those exposed to their causative agents, for inducing new hair growth or retarding hair loss, for reducing certain ageing effects, such as interrupted sleep patterns, residual muscle pain, short term memory loss, diminished visual accommodation, decreased muscle strength, and arthritic pain, for stimulating wound healing in a radiation-exposed mammal, for treating asthma, for treating skin diseases, in particular, eczema, psoriasis, acne, and basal cell carcinoma, for prophylactically treating domestic fowl to prevent respiratory infections, and for maintaining or inducing hair color. To date, our development activities in these areas have been limited to only small pilot exploratory studies in order to observe and collect data that would justify filing use patent applications. In the future, we may choose to conduct additional research and development to further our observations in these areas.

DEVELOPMENT PROGRAM

Research and Development Spending

Due to our liquidity and limited cash available our spending on research and development activities has been limited. We spent approximately $484,029 and $237,005 in 2006 and 2005, respectively, in research and development activities related to the development of Radilex and Viprovex as protectants against the effects of biological and radiological/nuclear threats. From our inception in October 2002, we have spent $1,026,597 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research Organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as salary for Dr. Siegel, have been classified in officer salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $700,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through either investment funding or grants, we expect we will increase our research and development spending.

Grants

From time to time, we may apply for governmental grants and respond to formal requests from the government for additional information, thereby possibly allowing us to be included as a candidate for potential future grants.

Since our incorporation in October 2002, we have made submissions for eleven grants either by submitting Requests For Information (RFI), Requests for Proposal (RFP), Broad Agency Announcements (BAA), requests for white papers and/or fully executed grant applications. To date our applications for grant funding have not been accepted. We intend to continue to apply for grants; however, there can be no assurance that we will ever receive any grants.

Animal Efficacy Rule

Using traditional efficacy studies in the development of some of our potential applications would require healthy human volunteers to be exposed to lethal agents and pathogens. This cannot be done. Therefore, we intend to apply for approval based upon a rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this rule, in situations where it would be unethical to conduct traditional Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. Under either the animal efficacy rule or traditional efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

Contract Research Organizations (CRO) and Collaborators

It is understood that extensive time and money is spent developing new drug applications by the time they are approved by required regulatory agencies for use on the market. In order to efficiently and expeditiously navigate the research, development and regulatory approval process in hopes of bringing our applications to market, our development program relies on the use of Contract Research Organizations (CRO's) and collaborative relationships.

CRO's are independent laboratories or other facilities that provide contract services to the pharmaceutical industry. These CRO's offer broad therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development, and in some instances partnering opportunities. In the opinion of management, using these outside organizations helps to maximize our flexibility and minimize our one-time costs in outsourcing very expensive programs to those companies that maintain the necessary infrastructure to perform these cost-effectively according to internationally recognized standards. Further, as product demands change, we believe that this structure will allow us to move our resources to more appropriate contract research or development or formulation or manufacturing facilities without incurring loss of time or money on outdated projects and programs. As we move our candidate products into FDA-compliant animal safety testing, we expect to contract with specialty groups, organizations or companies that meet regulatory requirements and have adequate and appropriate technical capabilities, rather than develop and maintain an animal use and care facility ourselves that is compliant with current Good Laboratory Practices.

In addition, we have fostered and managed relationships with other laboratories working in related areas of research and government agencies who are interested in learning more of our applications, and perhaps helping to bring them to commercialization.

Collaborators and Contractors who we have already worked with or are implementing a program with are described below.

•
University of Arizona College of Medicine, Tucson, Arizona. We have sponsored or co-sponsored seven mouse radiation studies and co-sponsored one inhalation study at the University of Arizona College of Medicine, Tucson, Arizona since January, 2005. In addition, the Air Force Office of Scientific Research, AFOSR, has sponsored additional studies at the University of Arizona College of Medicine utilizing Homspera, Radilex and Viprovex.

•
Hyperion Biotechnology Inc. Hyperion Biotechnology performs research programs in the areas of probiotics, biomarker discovery, infectious disease and human performance enhancement. We have contracted a series of anthrax studies with Hyperion testing Viprovex as a potential treatment to anthrax infection. These studies are conducted by Hyperion at its research facility located on the U.S. Air Force School of Aerospace Medicine (USAFSAM) campus in Brooks City-Base in San Antonio, Texas. To date we have completed three studies on anthrax. Hyperion has also conducted mechanistic studies in cell culture looking at cellular mechanisms impacted by Homspera. These studies are ongoing.

•	St. Joseph's Hospital and Medical Center (Phoenix, Arizona). St. Joseph's has performed assays on Homspera for us on a sub-contracting basis.

•
Battelle Memorial Institute's Medical Research and Evaluation Facility (MREF) (Columbus, Ohio). Battelle has issued a letter of intent to support us in our testing of Homspera as an Avian Influenza therapeutic in mice. Battelle is actively involved in analytical development studies through activities at PNNL and studies protocols are in development for avian influenza studies that may be initiated at Battelle.

•
Pacific Northwest National Laboratory (Richland, Washington). PNNL has issued a letter of intent to support us in our testing of Homspera as a Universal Protectant therapeutic. In addition to ongoing analytical studies at PNNL and managed by Battelle, additional studies regarding radiation and influenza in both small animals and non-human primates, are under discussion and protocols are being developed.

•
Oak Ridge National Laboratory (Oak Ridge, Tennessee). We have contracted with Oak Ridge to conduct Proof of Concept mouse radiation studies that began in February, 2006 and to help facilitate additional pre-clinical and future clinical trials with regard to testing Radilex for potential uses to treat the effects of acute radiation. To date, we have completed three studies that have confirmed experimental results obtained previously and have expanded insight into radioprotection dosing and mechanisms.

•
PanFlu LLC and Virion Systems, Inc. We have contracted with PanFlu and Virion to conduct influenza studies to test the efficacy of Viprovex in treating the avian influenza A/Wuhan/359/95 (H3N2), a model system for studying the H5N1 avian influenza. To date two completed studies have provided evidence that we believe suggests viral reduction by Viprovex and provided preliminary evidence for potential mechanisms. Planned studies include a co-treatment study with the neuraminidase inhibitor oseltamivir (Tamiflu®, Roche).

•
TGen (Translational Genomics Research Institute) Drug Development Services (TD2 LLC) (Phoenix, Arizona). We have contracted with TGen to perform anti-cancer research designed to assess preclinical safety and efficacy (with the ability to expand to Phase 1 and Phase 2a clinical studies at the associated Mayo Clinic Scottsdale, MD Anderson Cancer Center and Arizona Cancer Center Tucson). A broad spectrum of Preclinical Studies are ongoing at TD2, including cancer screening against established cell lines and chemo-therapeutics, analytical assay development, radioprotection studies in small animals and non-GLP safety and pathology studies.

•	AAIPharma. We have contracted with AAIPharma to do analytical development work.

•	GenPhar, Inc. We have contracted with GenPhar to perform adjuvant studies in mice in conjunction with their vaccine platform technology.

•
Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories. We have contracted with Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories to perform a series of studies to investigate the therapeutic effects of Viprovex on acute melioidosis. The first in the series of studies began in March 2007.

Advisory Boards and Consultants

To assist us in the research and development of our various applications we make use of outside consultants and advisory boards.

Consultants

We currently contract two outside consultants related to the research and development, including regulatory affairs, of our potential products.

Kelly McQueen, MD, MPH, PLLC was engaged in July 2005 to provide comprehensive public health consulting and act as liaison with United States military services to pursue collaborative research in the area of infectious diseases and upper respiratory illnesses. Dr. McQueen is a practicing anesthesiologist and public health consultant in Phoenix, Arizona. She currently works with the United States (U.S.) Army and the US Northern Combatant Command on Infectious Disease, Disaster Planning and other public health projects. Dr. McQueen also teaches infectious disease threat management and treatment for the International Committee for the Red Cross (ICRS) course on Health Emergencies in Large Populations (HELP). Dr. McQueen's contract with us provides for cash compensation on an hourly basis and reimbursement for travel and expenses. The original term of the agreement was until October 2005 but has been mutually agreed to have been extended on the same terms on a month by month basis.

Dr. Jack Caravelli, Ph.D. was contracted in November 2005 to provide advisory services in support of our initiative to commercialize radiation sickness treatments, bio-defense applications and countermeasures. He is presently a senior advisor for the Threat Reduction Cooperation with the Office of Policy at the U.S. Department of Energy (D.O.E.). Dr. Caravelli's contract provides for cash compensation at an hourly rate and reimbursement for any related travel and expenses. The original term of the agreement was until January 2006 but has been mutually agreed to have been extended on the same terms on a month by month basis.

Advisory Boards

We currently have two advisory boards - the Scientific Advisory Board and the Bioterrorism Preparedness Advisory Board. Advisory board members are appointed for one-year terms by our management. For services rendered, members of our advisory boards are compensated on a quarterly basis in common stock purchase warrants.

The Scientific Advisory Board was formed to educate and provide direction with regard to the discovery, research and development of applications using Homspera in the areas of expertise of the various advisory board members. The following individuals comprise our Scientific Advisory Board:

Dr. John Dann, M.D., D.D.S. Dr. Dann is a graduate of Harvard University Dental School and Washington University Medical School. He is a Board Certified maxillofacial and cranial facial surgeon.

Dr. Jeffery Friedman, M.D. Diplomat, American Board of Cosmetic Surgery, American Board of Otolaryngology Head and Neck Surgery, Fellow of the American Academy of Cosmetic Surgery.

Sarah A. Kagan, J.D., Ph.D. Sarah Kagan is a partner in the Banner & Witcoff, Ltd., an intellectual property legal firm in Washington, D.C. Dr. Kagan holds a Ph.D. degree in molecular biology from the University of Wisconsin (1981) and a J.D. degree from George Washington University (1988). Dr. Kagan’s professional memberships include the American Bar Association, Women’s Bar Association of the District of Columbia, and the American Intellectual Property Law Associations.

Susan E. Leeman, Ph.D. Dr. Leeman is a Professor in the Department of Pharmacology and Experimental Therapeutics at the Boston University School of Medicine. Dr. Leeman was one of the first scientists to isolate substance P in the central nervous and gastrointestinal systems. Dr. Leeman was elected to the National Academy of Sciences in 1991.

K.A. Kelly McQueen, M.D., MPH. Anesthesiologist and Public Health Consultant; Infectious Disease and Disaster Planning for U.S. Army and US Northern Combatant Command.

Akihiro Shimosaka, Ph.D. Dr. Shimosaka has extensive domestic and international experience in consulting early and later stage biotechnology companies in research and development, product development and regulatory issues.

Dr. Hal Siegel Ph.D., Dr. Siegel has two decades of experience providing scientific, clinical and regulatory assistance to life science client companies across the medical product spectrum, helping them meet business needs and FDA requirements from pre-clinical studies through the regulatory submission process and into the post-approval marketplace. Dr. Siegel is a member of our Board of Directors and serves as our Senior Director, Product Development and Regulatory Affairs.

The Bioterrorism Preparedness Advisory Board was formed at the suggestion of the U.S. Food and Drug Administration's (FDA) Division of Counterrorism (DCT) to develop a "response team" that can be rapidly deployed to an incident site in the event of a biological or radiological attack to help in implementation, conduct and data acquisition. As there are several first responder teams already in place, we opted to concentrate on forming a group to discuss logistics and coordination between agencies and these first responder groups in the event of an attack. We have attempted to appoint knowledgeable military and private citizens that possess first hand experience in combat casualty and mass trauma scenarios, including preparation for a bioterrorist attack and/or medical or scientific expertise. The following individuals comprise our Bioterrorism Preparedness Advisory Board:

Dennis E. Amundson, D.O., Senior Advisor: Captain, United States Navy, Medical Corps, Naval Medical Center, San Diego, Pulmonary Medicine

Jack Caravelli, Formerly Senior Advisor to the Department of Energy for Threat Reduction Cooperation

Mr. Michael Caridi, Senior Advisor: Chairman, MAJIC Development Group, SRC Industries Inc. and Protection Plus Security Consultants, Inc.

Paul Carlton, M.D., Senior Advisor: Lt. General, USAF, Medical Corps, (Ret.), Director, Homeland Security for The Health Science Center The Texas A&M University System, Former USAF Surgeon General

Mr. Michael Deutsch, Associate Advisor: Homeland Security Liaison, Principal, Immediate Solutions, LLC

William Hoehn, Ph.D., Associate Advisor: Visiting Professor, Georgia Tech, Sam Nunn School of International Affairs, Center for International Strategy, Technology, and Policy

The Honorable Asa Hutchinson, J.D. Senior Advisor: former Under Secretary for Border and Transportation Security at the Department of Homeland Security, Partner and chair of Venable LLP's Homeland Security Group.

Elizabeth Ceilley Hyslop, M.D., Associate Advisor: Clinical Practitioner, Durango Cancer Center.

John Kalns Ph.D.: Vice President and Chief Scientific Officer Hyperion Biotechnology, Inc. at Brooks City-Base.

Col. Kerrie Lindberg (Ret.), Associate Advisor: Colonel, USAF, Nurse Corps, (Ret.), Former Director, Defense Institute for Medical Operations (DIMO), Brooks City-Base, Texas

K.A. Kelly McQueen, M.D., MPH. Anesthesiologist and Public Health Consultant; Infectious Disease and Disaster Planning for U.S. Army and US Northern Combatant Command

MANUFACTURING

As previously discussed, we expect that Radilex and Viprovex will ultimately have distinct formulations and dosing regimens, however, at this early stage of development, the formulations used are identical. We do not have, and do not intend to establish, manufacturing facilities to produce Homspera, Radilex or Viprovex or any other potential products, if any, that may be derived from Homspera.

We have used and expect to continue to use third party manufacturers to obtain synthetic Homspera or Sar9, Met (O2)11-Substance P, the active ingredient in experimental formulations of Radilex and Viprovex. We believe Sar9, Met (O2)11-Substance P is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. Further, we believe that the Sar9, Met (O2)11-Substance P is readily available from various sources, and several suppliers are capable of supplying such in both clinical and initial commercial quality and quantities.

Since to date we are only purchasing research quantities of the drug at this time, we have not entered into any contracts or agreements with any third party manufacturers, other than standard non-disclosure agreements.

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

We have filed patent applications and provisional patent applications for the use of Sar9, Met (O2)11-Substance P, the active ingredient in Homspera, Radilex and Viprovex. The intellectual property owned by us, as further described below, is for various potential uses of Sar9, Met (O2)11-Substance P. We own four registered patents, comprised of two issued U.S. and two issued foreign patents. We also have 35 pending patents relating to the use of Sar9, Met (O2)11-Substance P. These pending patents are comprised of four pending Patent Cooperation Treaty (PCT) applications, nine pending U.S. provisional patent applications and 22 pending foreign provisional patent applications. Additionally, we are in the process of pursuing several other use patent applications based on the use of Homspera.

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

We have also filed patent applications in many jurisdictions, inside and outside of the U.S., for use of the active ingredient in Homspera, Radilex and Viprovex for treatment of avian influenza in mammals, reducing the risk or severity of anthrax infection, treatment of blood cell depletion, ameliorating or preventing damage caused by cigarette smoke; for treating patients with SARS (Severe Acute Respiratory Syndrome) or ARDS (Acute Respiratory Distress Syndrome) or to prevent these conditions in those exposed to putative causative agents; for inducing new hair growth or retarding hair loss; for reducing certain aging effects, such as interrupted sleep patterns, residual muscle pain, short term memory loss, diminished visual accommodation, decreased muscle strength, and arthritic pain; for stimulating wound healing in a radiation-exposed mammal; for treating asthma; for treating skin diseases, in particular, eczema, psoriasis, acne, and basal cell carcinoma; for prophylactically treating domestic fowl to prevent respiratory infections, and for maintaining or inducing hair color. Because these applications have not yet been granted, the rights in these subject matters remain potential.

The following is a list of the registered patents and provisional patent applications in our portfolio. All of the inventor rights for all patents and all patent applications listed have been assigned to us by the inventors. Some of our research has been funded by the Air Force Office of Scientific Research and has been conducted at the University of Arizona. We have received waivers of rights to the invention from the United States Air Force and the University of Arizona in regard to patent and patent applications for Substance P Treatment for Immunostimulation. We are expecting to receive similar waivers from the United States Air Force and the University of Arizona for the remaining patent applications in our intellectual property portfolio.

In total, our patent portfolio consists of four registered patents, two issued U.S. and two issued foreign patents. We also have 35 pending patents, comprised of four pending Patent Cooperation Treaty (PCT) applications, nine pending U.S. provisional patent applications and 22 pending foreign provisional patent applications. The assignment documents are included as Exhibits.

Registered Patents:

Title	Country	Registration No.
Substance P Treatment for Immunostimulation	United States of America	5,998,376
Substance P Treatment for Immunostimulation	United States of America	5,945,508

Substance P Treatment for Immunostimulation	Australia	737201
Substance P Treatment for Immunostimulation	Canada	0957930
	Switzerland	0957930
	Germany	0957930
	Spain	0957930
	France	0957930
	United Kingdom	0957930
	Ireland	0957930
	Italy	0957930
	Liechtenstein	0957930
	Monaco	0957930

Patents Pending:

Title	Country	Application No.
Method to Promote Wound Healing	Patent Cooperation Treaty	PCT/US05/38646
Prevention of Respiratory Infections in Fowl	Patent Cooperation Treaty	PCT/USO5/42601
Treatment of Skin Diseases	Patent Cooperation Treaty	PCT/US05/45369
Treatment for Asthma	Patent Cooperation Treaty	PCT/US06/11833

Amelioration of Effects of Cigarette Smoke	United States of America	10/645839
Stimulation of Hair Growth	United States of America	10/539734
Acute Respiratory Syndromes	United States of America	10/553232
Inducing and Maintaining Hair Color	United States of America	tba
Anti-Aging Effects of Substance P	United States of America	tba
Method to Reduce the Risk and/or	United States of America	60/828723
Severity of Anthrax Infection
Method to Treat Blood Cell Depletion	United States of America	60/809391
Prophylactic and Therapeutic Treatment	United States of America	60/866901
of Mammals for Avian Influenza Infections
Use of Homspera (substance P analog) as an adjuvant	United States of America	60/885562

Prevention of Respiratory Infections in Fowl	Singapore	200500467-6
Prevention of Respiratory Infections in Fowl	Thailand	97659
Prevention of Respiratory Viral Infection in Fowl	Vietnam	1-2005-00599
Treatment of Skin Diseases	Singapore	200500466-8
Treatment of Skin Diseases	Vietnam	1-2005-00598
Treatment of Skin Diseases	Thailand	98080
Treatment of Asthma	Singapore	200504104-1
Amelioration of Effects of Cigarette Smoke	Singapore	200501072-3
Amelioration of Effects of Cigarette Smoke	China	3820184.4
Amelioration of Effects of Cigarette Smoke	Japan	2004-532943
Amelioration of Effects of Cigarette Smoke	European Patent Office	3791722.6
Amelioration of Effects of Cigarette Smoke	Canada	2496447
Amelioration of Effects of Cigarette Smoke	Vietnam	1-2005-00215
Acute Respiratory Distress Syndrome	Hong Kong	6107144.4
Acute Respiratory Syndrome	European Patent Office	4759500.4
Acute Respiratory Syndromes	Singapore	200507608-8
Medicaments for Treating or Protecting SARS or ARDS	Vietnam	1-2005-01560
Anti-Aging Effects of Substance P	Japan	tba
Anti-Aging Effects of Substance P	Canada	PCT/US05/13113
Anti-Aging Effects of Substance P	European Patent Office	5755488.3
Anti-Aging Effects of Substance P	China	tba
Anti-Aging Effects of Substance P	Australia	2005240026

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

Trademarks

On December 9, 2004 we filed for trademarks with US Patent and Trademark Office (USPTO) for Homspera, Radilex and Viprovex.

On August 15, 2006, Viprovex became a federally registered trademark (Reg. No. 3,130,407) in International Class 5 for pharmaceutical products, namely antidotes for the treatment of viral, chemical and biological warfare agents.

On October 17, 2006, opposition to the Homspera mark was filed by another pharmaceutical company that distributes an anti-viral compound under a name which they claim has a “similar sound and appearance.” The matter is currently being negotiated and we have granted an extension of the opposition term.

On December 5, 2006, the Trademark Office issued a Notice of Allowance to our Intent-to-Use (ITU) trademark application for Radilex as biopharmaceuticals, namely products for counteracting exposure to radiation and chemical agents. As of the date of this report, the time for opposition to the Radilex mark has expired.

On January 9, 2007, the Trademark Office issued a Notice of Allowance of our Intent-to-Use (ITU) trademark application for ImmuneRegen for biotechnology pharmaceuticals, namely adjuvants, counteractants and immunostimulant products for enhancing the natural and reactive immunity to toxic agents.

RESEARCH AND LICENSE AGREEMENTS

Our patents and continued research on Sar9, Met (O2)11-Substance P are derived from discoveries made during research studies funded by the Air Force Office of Scientific Research (AFOSR) in 1994 by our co-founders Drs. Mark Witten and David Harris. In December 2002 we entered into consulting agreements on a month-to-month basis with Dr. Mark Witten and Dr. David Harris. Under the terms of these agreements, Drs. Witten and Harris agreed to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of Drs. Witten and Harris a non-refundable fee of $5,000 per month. We and Dr. Harris agreed to terminate the consulting agreement for Dr. Harris in March 2005. In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

• completion of pre-clinical laboratory tests or trials and formulation studies;

• submission to the FDA of an IND for a new drug or biologic, which must become effective before human clinical trials may begin;

• performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and,

• submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic.

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

Phase II: The product is introduced into a limited patient population to:

• assess its efficacy in specific, targeted indications;

• assess dosage tolerance and optimal dosage; and,

• identify possible adverse effects and safety risks.

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

As described above, for several of the product opportunities we are pursuing, we may apply for approval based upon a rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this rule, in situations where it would be unethical to conduct traditional Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. . Under either the animal efficacy rule or traditional efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

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

DISTRIBUTION

If Radilex or Viprovex receives approval from the FDA, we will attempt to commercialize these applications. Upon such approval, if Radilex we intend to use our best efforts to market it as a treatment to the damaging effects of radiation injury that result after exposure to total body irradiation. If Viprovex, we intend to use our best efforts to market it as a medical countermeasure to the effects of exposure to various biological agents. We intend to offer for sale these applications to various governmental agencies at the local, state and federal levels, both domestically and potentially outside the United States.

COMPETITIVE ENVIRONMENT

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Amgen Inc., Hollis-Eden Pharmaceuticals, Inc. and Cleveland Biolabs, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as VaxGen, Inc., Acambis plc and Emergent BioSolutions have developed or are developing vaccines against infectious diseases, including anthrax.

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

EMPLOYEES

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and currently have six total employees; one contract employee, four full-time employees and one part-time employee. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs; and, the fourth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

If we are able to expand our operations, we will incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

As of December 31, 2006, we had working capital of $2,320,533. This amount consists of cash of $2,752,103 and prepaid services of $79,399 less accounts payable and accrued liabilities of $460,969, and notes payable of $50,000. We have incurred a net loss of $13,285,180 for the period from our inception in October 2002 to December 31, 2006, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to ever become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the fiscal year ended December 31, 2006 and December 31, 2005 was $1,486,046 and $4,591,107 respectively. As of December 31, 2006, we had an accumulated deficit of $13,285,180.

Our independent outside auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent certified public accountants have stated in their report included in this Form 10-KSB that we have incurred a net loss and negative cash flows from operations of $1,486,046 and $2,035,484, respectively, for the year ended December 31, 2006. Our expectations to continue to incur net losses and negative cash flow from operations and a lack of operational history, among other matters, that raise substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

We will be required to raise additional capital to fund our operations. If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through January 2008. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require an additional $2.5 million over the next 24 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

• we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

• any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate any revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond January 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $2.5 million to meet our expenses for the next 24 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms. There is no guarantee that we will be able to defer payment of any of our obligations, at which point we will be forced to find immediate funding to settle such obligations. If we do not find such funding, we may not be able obtain the services and goods needed to continue our operations.

We will need to conduct significant additional research, preclinical testing and clinical testing and expect to incur losses as we research, develop and seek regulatory approvals for our potential products.

All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. We will need to conduct significant additional research, pre-clinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our drug candidates, nor have we been in a position to seek such approval. Until such time as we are able to file a New Drug Application (NDA), and it is subsequently approved, we will not be able to market or manufacture any products.

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

As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. We currently anticipate that a significant portion of any revenue would be derived from Radilex and Viprovex; however, the size and extent of such revenues, if any, are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we further our product development.

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

Our operating subsidiary, ImmuneRegen BioSciences, Inc., was founded in October 2002. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

• ensure that any potential drug candidate would function as intended in large animal studies or human clinical applications;

• obtain the regulatory approvals necessary to commercialize products that we may develop in the future;

• manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;

• establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

• make, use, and sell future products without infringing upon third party intellectual property rights; or

• respond effectively to competitive pressures.

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

Our failure to develop and commercialize products successfully will cause us to cease operations. Our current potential drug candidates, Radilex and Viprovex, will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we will ever obtain any regulatory approvals of Homspera, Radilex or Viprovex. We currently are focusing our core competencies on the development of Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

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

To date, although we have filed formal responses to governmental grants, Request for Information (RFI) and Request for Proposal (RFP) for therapeutics to treat ARS and exposure to various chemical and biological agents, none have resulted in funding, stockpiling orders or a commitment to purchase our potential products, if any. Additionally, we cannot guarantee that our response to any future RFI, RFP or other grant application will result in funding, stockpiling orders or a commitment to purchase our potential products, if any.

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

The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Our current drug candidates, Radilex and Viprovex, will have to undergo clinical trials and the marketing and manufacturing of these drug candidates, if any, will be subject to rigorous testing procedures. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in small animals. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of Radilex and Viprovex or any other potential products, if any, derived from Homspera. Moreover, any significant delays in clinical trials will impede our ability to commercialize our applications and generate revenue and could significantly increase our development costs. The commencement and completion of clinical trials for Radilex, Viprovex or any other potential products, if any, derived from Homspera, could be delayed or prevented by a variety of factors, including:

• delays in obtaining regulatory approvals to commence a study;

• delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

• delays in the enrollment of patients;

• lack of efficacy during clinical trials; or,

• unforeseen safety issues.

Even if marketing approval from the FDA is received, the FDA may impose post-marketing requirements, such as:

• labeling and advertising requirements, restrictions or limitations, including the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our applications;

• testing and surveillance to monitor our future products and their continued compliance with regulatory requirements;

• submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products;

• suspending manufacturing; or,

• withdrawing marketing clearance.

Additionally, the FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our applications. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our potential future products and our business could suffer.

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

All of our applications are prone to the risks of failure inherent in biologic development. The results of early-stage clinical trials of our applications do not necessarily predict the results of later-stage clinical trials. Applications in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our applications is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our applications, or in receiving regulatory approval for the sale of any products resulting from our applications, may severely harm our business and reputation.

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

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

• we may not have the financial resources to continue research and development of any of our drug candidates; and,

• we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

• delays in enrolling volunteers;

• interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

• lower than anticipated retention rate of volunteers in a trial;

• unfavorable efficacy results;

• serious side effects experienced by study participants relating to the drug candidate;

• new communications from regulatory agencies about how to conduct these studies; or,

• failure to raise additional funds.

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

For the manufacture of Radilex, Viprovex and Homspera, we obtain synthetic peptides from third party manufacturers. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis. Our dependence on such manufacturers may delay or impair our ability to generate revenues, or adversely affect our profitability.

We rely on arrangements with contract manufacturing companies in order to meet requirements for Radilex, Viprovex and Homspera. By choosing to contract for manufacturing services, we may encounter costs, delays and/or other difficulties in producing, packaging and distributing our clinical trials and finished product, if any. Further, contract manufacturers must also operate in compliance with the cGMP requirements; failure to do so could result in, among other things, the disruption of our proposed product supplies. Our planned dependence upon third parties for the manufacture of our proposed products may adversely affect our potential profit margins, if any, and our ability to develop and deliver proposed products on a timely and competitive basis.

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

Even if we are permitted to market our potential products, adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing Radilex, Viprovex and Homspera which would adversely affect our level of future revenues, if any.

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

We own two issued U.S. and two issued foreign patents. We also have 35 pending patents relating to the use of Sar9, Met (O2)11-Substance P, comprised of four pending Patent Cooperation Treaty (PCT) applications, nine pending U.S. provisional patent applications and 22 pending foreign provisional patent applications.

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

Our rights to the US Patent Nos. 5,945,508 and 5,998,376, Substance P Treatment for Immunostimulation, are limited by the rights of the University of Arizona and the United States Air Force and as a result, our ability to use of the patent in our business is also limited. Due to these limitations, we may not be able to use the patent in the most profitable or efficient manner and, as a result, our results of operations may suffer. If patents are issued for any of our pending patent applications, the same limitations would most likely apply.

Our agreements with the University of Arizona outline very specific rights in regard to our sponsored-supported projects. In accordance with our sponsored-supported project agreements, the University of Arizona retains the right to use data developed during these projects for non-commercial purposes, including teaching, research and education.

Further, because our patents are based on research funded by the government, the U.S. Government has certain rights in any technology developed. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the U.S. are to be manufactured substantially in the U.S. unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs.

As a result, our potential future revenues, if any, may be lessened. Additionally, our profit margins, if any, may be lessened as our cost of goods may increase if we are mandated to manufacture our products substantially in the United States. Additionally, the U.S. Government may elect to manufacture and use any products based on our technology without paying us any revenue.

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

The execution of our present business plan depends on the continued services of Michael K. Wilhelm, our Chief Executive Officer and President, and Hal Siegel, Ph.D., our Senior Director, Product Development and Regulatory Affairs. We currently maintain a key-man insurance policy on Mr. Wilhelm and Dr. Siegel for $1,000,000 and $250,000 respectively, payable to the company, on their lives. While we have entered into employment agreements with Mr. Wilhelm and Dr. Siegel, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We agreed to register an aggregate of 51,399,375 shares of our common stock and shares of common stock underlying purchase warrants that we issued in a private placement that closed in December 2006. We must file the registration statement between June 3, 2007 and June 13, 2007. In addition, we expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

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

The liquidity of our securities and our obligations to register securities will be impacted by the sec’s review of the resale registration statement that we will file.

We closed a private placement of securities on December 6, 2006 pursuant to which we agreed to register 31,399,375 shares of common stock. We intend to file a resale registration statement on Form SB-2, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are currently located at 4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251, where we have leased approximately 1,800 square feet of office space through September 30, 2007. Our rent expense is $2,380 per month. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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
	2007
	High	Low
1st Quarter	$0.17	$0.12
2nd Quarter (through April 5, 2007)	0.14	0.12

	2006
	High	Low
1st Quarter	$0.35	$0.20
2nd Quarter	0.51	0.27
3rd Quarter	0.30	0.14
4th Quarter	0.29	0.13

	2005
	High	Low
1st Quarter	$1.00	$0.33
2nd Quarter	0.52	0.26
3rd Quarter	0.48	0.28
4th Quarter	0.52	0.19

On April 5, 2007, the closing price of our common stock as reported by the OTC Bulletin Board was $0.13 per share. There were approximately 1,200 shareholders of record and beneficial stockholders of our common stock as of April 5, 2007. We have not paid any dividends on our common stock since inception and do not intend to do so in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we issued warrants to purchase 43,500 shares of common stock at prices ranging from $0.20 to $1.00 per share. Pursuant to the terms of their respective agreement with us, these warrants were granted to current members of the Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter ended December 31, 2006. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

In December 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. Each unit was sold for $25,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price by $0.16, and (b) a five-year warrant to purchase a number of shares of our common stock equal to 50% of the number of shares included within the unit, at $0.50 per share. We issued in the private placement an aggregate of 34,266,250 shares of our common stock and warrants to purchase 17,133,125 shares of our common stock. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we will file with the SEC a registration statement to register these shares along with the shares underlying these warrants. In the event that we fail to comply with the filing deadline, there shall be a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until a registration statement that includes these shares and warrants is filed or 12 months. As of December 31, 2006, we are not subject to any penalty. As placement agent for the private placement, Joseph Stevens & Co., Inc. and its designees received 5,482,600 shares of our common upon the closing of the private placement. The shares and warrants issued in the private placement and to the placement agent were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

During the three months ended September 30, 2006, we issued warrants to purchase 46,000 shares of common stock at prices ranging from $0.20 to $1.00 per share. Pursuant to the terms of their respective agreement with us, these warrants were granted to current members of the Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter ended September 30, 2006. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In August 2006, pursuant to an agreement with the investors in the private placement of October 2004, we issued 4,150,800 shares of common stock and warrants to purchase an additional 1,634,400 shares as penalty for late registration of shares and warrants issued in the placement. The agreement limited the number of shares and warrants which the Company was obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 14, 2006, we issued to our Chief Executive Officer, Michael K. Wilhelm, 300,000 common stock purchase warrants for collateralization of promissory notes in 2004. These warrants have an exercise price of $0.25 and expire five years from the date of issuance. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 14, 2006, pursuant to the term of his employment agreement we issued to our Chief Financial Officer, John N. Fermanis, 62,500 common stock purchase warrants. The warrants have an exercise price of $0.158 and expire five years from the date of issuance. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

During the three months ended June 30, 2006, we issued warrants to purchase 84,653 shares of common stock at prices ranging from $0.20 to $1.00 per share. Pursuant to the terms of their respective agreement with us, these warrants were granted to current members of the Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter ended June 30, 2006. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

In June 2006, the Company issued 5,000 shares of common stock at $0.09 per share for the exercise of warrants by an investor. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In June 2006, the Company issued a note payable in the amount of $9,750 in exchange for consulting services. This note bears interest at the rate of 7% per annum. In addition to the note payable, the consulting agreement calls for the issuance of 695,000 common stock purchase warrants if certain milestones are met. The warrants expire five years from the date of issuance and have an exercise price of $0.32. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

During the three months ended March 31, 2006, we issued warrants to purchase 61,500 shares of common stock at prices ranging from $0.125 to $1.00 per share. Pursuant to the terms of their respective agreement with us, these warrants were granted to current members of the Bioterrorism Advisory Board and Scientific Advisory Board for participation during the quarter ended March 31, 2006. The warrants will bear a restrictive legend regarding the sale or transfer of such or the underlying securities. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There were less than 35 investors and each investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of investing in the warrants. No general solicitation or advertising was undertaken in connection with the offer and sale of these shares. Each investor was also provided with access to our Exchange Act reports including our annual report on Form 10-KSB and our quarterly reports on Form 10-QSB.

In March 2006, we issued 67,616 shares of our common stock for the conversion of principal and accrued interest of an outstanding note payable. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

DIVIDENDS AND DISTRIBUTIONS

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLANS

Refer to Item 11 below for information with respect to our equity compensation plans.

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

COMPANY HISTORY

We were originally incorporated in the State of Delaware in June 1985 under the name Vocaltech, Inc. to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices. We completed our initial public offering of our securities in October 1987. In January 1992, we effected a 1-for-6.3 reverse stock split of our common stock. We changed our name to InnoTek, Inc. in November 1992. In December 1994, we acquired all of the outstanding stock of InnoVisions, Inc., a developer and marketer of skin protective products, discontinued our prior operations in their entirety and changed our name to DermaRx Corporation. In April 2000, we effected a reverse merger with a subsidiary of Go Public Network, Inc., which was engaged in assisting early-stage development and emerging growth companies with financial and business development services. We changed our name to GoPublicNow.com, Inc., effected a 1-for-5 reverse stock split and discontinued our prior operations in their entirety. In November 2000, we changed our name to GPN Network, Inc. In July 2001, we discontinued the operations of GPN Network, Inc. in their entirety and began looking for appropriate merger partners. Our objective became the acquisition of an operating company with the potential for growth in exchange for our securities. In July 2003, we effected a reverse merger with ImmuneRegen BioSciences, Inc., adopted our current business model and thereafter changed our name to IR BioSciences Holdings, Inc. In July 2003, we effected a 1-for-20 reverse stock split, and in April 2004, we effected a 2-for-1 stock split. In June 2006, our shareholders voted to increase the number of authorized shares of Common Stock to 250,000,000. ImmuneRegen BioSciences, Inc. was incorporated in October 2002; all information contained herein refers to the operations of ImmuneRegen BioSciences, Inc., our wholly-owned operational subsidiary.

RECENT EVENTS

In December 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. Each unit was sold for $25,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price by $0.16, and (b) a five-year warrant to purchase a number of shares of our common stock equal to 50% of the number of shares included within the unit, at $0.50 per share. We issued in the private placement an aggregate of 34,266,250 shares of our common stock and warrants to purchase 17,133,125 shares of our common stock. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we will file with the SEC a registration statement to register these shares along with the shares underlying these warrants. In the event that we fail to comply with the filing deadline, there shall be a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until a registration statement that includes these shares and warrants is filed or 12 months. As of December 31, 2006, we are not subject to any penalty. As placement agent for the private placement, Joseph Stevens & Co., Inc. and its designees received 5,482,600 shares of our common upon the closing of the private placement.

On October 23, 2006, we, through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., entered into an employment agreement with Hal Siegel, Ph.D. making him the Senior Director of Product Development and Regulatory Affairs of the Company. Dr. Siegel, who is also a member of our Board of Directors, also entered into a change of control agreement on October 23, 2006. Pursuant to terms of the employment agreement, Dr. Siegel will be compensated at an annual base salary of $200,000 for the first year and $210,000 for the second year. Dr. Siegel will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment. In addition, Dr. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share.

On September 13, 2006, our Board of Directors granted a one-time discretionary incentive option to purchase 3,500,000 shares of common stock to our President and Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The grant consisted of 454,545 statutory options and 3,045,455 non-statutory options. The options have a per share exercise price of $0.22, which is 110% of the closing price on the date of the grant, and a term of five years.

In August 2006, pursuant to an agreement with the investors in the private placement of October 2004, we issued 4,150,800 shares of common stock and warrants to purchase an additional 1,634,400 shares as penalty for late registration of shares and warrants issued in the placement. The agreement limited the number of shares and warrants which the Company was obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement.

On August 1, 2006, the Company converted two cash advances into unsecured senior promissory notes, in the respective amounts of $50,000 and $20,000, with individual accredited investors, one of whom was a Director. Following the payment of fees and expenses, the Company received net proceeds of approximately $68,600.

In July 2006, the Company received a cash advance from a Director in the amount of $25,000 to be used as an upfront payment for a radiation study. This advance bears interest at the rate of 12% per annum. This cash advance was not used, as no upfront payment was required, and subsequently, principal and interest was returned on August 30, 2006.

On July 25, 2006, we entered into an unsecured senior promissory note in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000. The note was repaid in October 2006.

On July 14, 2006, our Board of Directors granted a one-time discretionary incentive stock option to purchase 1,896,970 shares of common stock to our President and Chief Executive Officer, Michael K. Wilhelm, per his employment agreement. The options have a per share exercise price of $0.231, which is 110% of the closing price on the date of the grant, and a term of five years. The options were granted in furtherance of a resolution by our Board on August 8, 2005 pursuant to which the options were to be granted at such time that the Company's 2003 Stock Plan is amended to authorize additional shares, which was effected by approval of our shareholders on June 28, 2006.

On July 14, 2006, we issued to our Chief Executive Officer, Michael K. Wilhelm, 300,000 common stock purchase warrants for collateralization of promissory notes in 2004. These warrants have an exercise price of $0.25 and expire five years from the date of issuance.

On July 14, 2006, pursuant to the term of his employment agreement we issued to our Chief Financial Officer, John N. Fermanis, 62,500 common stock purchase warrants. The warrants have an exercise price of $0.158 and expire five years from the date of issuance.

On July 10, 2006, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, we applied for an order granting the immediate withdrawal of our Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on November 24, 2004, and amended by pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively.

In June 2006, we issued 5,000 shares of common stock pursuant to the exercise of a warrant at a price of $0.09 per share.

In June 2006, the Company issued a note payable in the amount of $9,750 in exchange for consulting services. This note bears interest at the rate of 7% per annum. In addition to the note payable, the consulting agreement calls for the issuance of 695,000 common stock purchase warrants if certain milestones are met. The warrants expire five years from the date of issuance and have an exercise price of $0.32.

On June 28, 2006, our shareholders voted to (i) approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 and (ii) approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of our Common Stock reserved and available for issuance under the Plan from 3,600,000 to 20,000,000.

In May 2006, we issued 34,464 shares of S-8 common stock to a consultant for services provided for business development.

In May 2006, we issued 19,288 shares of common stock to an investor for the conversion of accrued interest at $0.125 per share.

In May 2006, we issued 16,324 shares of common stock to an investor for the conversion of accrued interest at $0.125 per share.

In May 2006, we issued 13,454 shares of common stock at to an investor for the conversion of accrued interest at $0.125 per share.

On April 13, 2006, we entered into an unsecured Senior Promissory Note in the amount of $500,000. Following the payment of commissions and expenses, we received net proceeds of approximately $439,875

In March 2006, per his employment agreement we issued 100,000 shares of our common stock to our Chief Financial Officer, John Fermanis.

In March 2006, we issued 67,616 shares of our common stock for the conversion of principal and accrued interest of an outstanding note payable.

GENERAL

IR BioSciences Holdings, Inc. is a development stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex™ and Viprovex™. We defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use of such compounds. Our goal is to develop these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, such as influenza and anthrax. We hope there may exist not only a market for products related to biodefense through governmental purchasing, but there also may exist a potential commercial market for treatments of cancer treatment side-effects and seasonal influenza.

Our patents, patent applications and continued research are derived from discoveries made during research studies related to the function of Substance P, which is found in the body and has a large number of actions. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of research on Substance P, these scientists created a number of synthetic analogues, structural derivatives with slight chemical differences, for study. One of these, which we have named Homspera, is the basis for our drug development efforts and our intellectual property. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. There can be no assurance that our interpretation of the results of our studies will prove to be accurate after further testing and our beliefs regarding the potential uses of our drug candidates may never materialize.

Our current focus is on the development of two potential formulations derived from Homspera, Radilex and Viprovex.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. To we have sponsored seven studies and co-sponsored three studies all of which were conducted utilizing rodents. The results of these studies suggest Radilex may play a role in increased survival among tested rodents following exposure to lethal doses of gamma radiation. We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand alone treatment or as a co-therapeutic agent to be used with other therapies.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. Based on early studies on Homspera and existing literature on Substance P, we are researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin, a highly toxic chemical, is a solution of formaldehyde gas dissolved in water and used industrially. To date we have sponsored three studies related to the treatment of influenza, three on the exposure to anthrax spores and one on exposure to formalin. We believe the results of these studies indicated potential efficacy in the use of Viprovex as both a stand alone treatment and an adjuvant, to be used in conjunction with other drugs. If Viprovex can be developed, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-along drug or as an adjuvant to other existing drugs.
To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome and the other for the potential use of Viprovex in the treatment of avian influenza.

We have filed patent applications and provisional patent applications for the use of Sar9, Met (O2)11-Substance P, the active ingredient in Homspera, Radilex and Viprovex. The intellectual property owned by us is for various potential uses of Sar9, Met (O2)11-Substance P. We own two issued U.S. and two issued foreign patents. We also have 35 pending patents relating to the use of Sar9, Met (O2)11-Substance P, comprised of four pending Patent Cooperation Treaty (PCT) applications, nine pending U.S. provisional patent applications and 22 pending foreign provisional patent applications.

Our potential drug candidates, Radilex and Viprovex, are at early, pre-clinical stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex have yet been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any commercial applications using Homspera or any derivatives thereof. Delays in planned patient enrollment in our future clinical trials may result in increased costs, program delays or both. None of our potential technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential applications may not achieve market acceptance. Any potential applications resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

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

PRODUCT RESEARCH AND DEVELOPMENT

Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2005 and 2006 was limited. We spent approximately $484,029 and $237,005 in 2006 and 2005, respectively, in research and development activities related to the development of Radilex and Viprovex. From our inception in October 2002, we have spent $1,026,597 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $700,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through either investment funding or grants, we expect we will increase our research and development spending.

We believe we will be able to apply to the FDA for approval for the use of Radilex for the treatment of acute radiation syndrome and for approval for the use of Viprovex for the treatment of maladies caused by exposure to biological and chemical agents based upon the "animal efficacy rule." Therefore, we intend to apply for approval based upon a rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this rule, in situations where it would be unethical to conduct traditional Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. Through development under this rule, we believe that we could potentially incur less development costs as compared to the more traditional drug development model, as Phase III of the FDA required drug approval process is not required under the animal efficacy rule; however, there can be no assurances that we will be able to benefit from less development costs or that we will ever qualify for approval under the “animal efficacy rule”.  Under either the animal efficacy rule or traditional efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

If we are successful in completing our studies and the results are as we anticipate, we intend to prepare and submit the necessary documentation to the FDA and other regulatory agencies for approval. If approval for Radilex and/or Viprovex is granted, we expect to begin efforts to commercialize our product, if any, immediately thereafter, however, since we are currently in the pre-clinical stage of development, it will take an indeterminate amount of time in development before we have a marketable drug, if ever.

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 24 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements.. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have not entered into discussions with and have no agreements or arrangements with any such companies. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar 2009. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2006, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

Research and Development of Radilex in Radiological Exposure Applications

To date we have sponsored seven radiation studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to study dose response to radiation, the impact on survival and to distinguish survival response using different forms of drug delivery. In each of these studies mice were exposed to varying levels of radiation.

In these studies we have collected data that we believe suggests that Radilex shows efficacy in treating ARS by combating neutropenia and thrombocytopenia, which is the decrease in populations of blood levels of white blood cells and platelets and the major medical conditions associated with acute exposure to radiation. Loss of these cells results in increased sensitivity to infection and to uncontrolled bleeding, both of which can be potentially life-threatening. Further, as treatment for cancer often includes radiation treatment, we believe that the potential also exists for Radilex to be used for cancer patients as a stand alone treatment or a co-therapeutic agent to be used with other drugs as treatment.

Acute total body irradiation exposure studies have been performed at the University of Arizona Cancer Center and at Oak Ridge National Laboratories (ORNL). We believe that data collected in studies performed at the Oak Ridge National Laboratory in 2006 revealed that Radilex not only prolonged survival of animals exposed to lethal gamma irradiation, but also appeared to reverse the loss of white blood cells that comprise the immune system, as well as platelets necessary to control blood clotting, subsequently leading to an increase in survival rates.

Further, we believe that our survival data from irradiated mice studies and mechanistic studies in cell culture have shown indications of hematopoietic stem cell replenishment of circulating leukocytes and platelets, which could be of value in radiation-treated cancer patients.

Continuing radiation studies are expected to be performed at both the Translational Genomics Research Institute (TGen) and TGen Drug Development Services (TD2, its drug development arm) , Pacific Northwest National Laboratory, and Stem Cells Technology Inc. to further explore the impact of radiation on the hematopoietic system of Radilex-exposed animals. In addition, future studies will be designed to examine mechanistic indicators at both high levels of radiation where Radilex has shown protection, as well as at lower levels. If successful, these studies would demonstrate the ability of Radilex to address both the government market, as a countermeasure to radiological dispersion devices, such as dirty bombs, as well as the cancer market, as an adjuvant treatment candidate potentially ameliorating the side effects resulting from cancer radiotherapy

We are also in discussions with LAB Research Inc. to conduct an efficacy study in a whole body gamma irradiation model in rhesus monkeys utilizing Radilex. To date, we have discussed protocols and received a price quotation from LAB Research.

We believe these animal studies provide support for our continued effort to research and develop Radilex to treat the effects of exposure to radiation. However, there is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Research and Development of Viprovex in Biological Exposure Applications

We are researching the efficacy of Viprovex as a potential treatment, either as a stand alone application or as co-therapeutic treatment, for exposure to various biological agents, such as infectious disease, including influenza and anthrax. We believe that results from our animal studies may reveal the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.
Influenza

In October 2003 the AFOSR sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) and Viprovex at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. Subsequently, we have sponsored three influenza studies at Virion Laboratories, one of which is still ongoing, utilizing rodents to test the efficacy of Viprovex in treating the avian influenza A/Wuhan/359/95 (H3N2), a model system for studying the H5N1 avian influenza.

We believe that the data acquired to date in examining the effect of Viprovex on influenza infection suggests an anti-viral action occurs in the lungs and, more noticeably, in the nose. In conjunction with this suggested anti-viral effect, we believe Viprovex may play a role in the normalization of animal weight and temperature. Further, we believe we witnessed differences in peptides signaling molecules released by cells of the immune system to mediate inflammation and immune responses. We believe that such Viprovex-induced changes in immune response signals demonstrate the potential efficacy of Viprovex. Based on our results, we believe that Viprovex may show efficacy as a stand alone drug in the treatment of influenza. Further, when used in conjunction with other pharmacological agents, Viprovex might be an effective adjuvant therapeutic on treating or preventing influenza.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Anthrax

To date we have sponsored three anthrax studies all of which were conducted utilizing rodents to determine if Viprovex will reduce the mortality rate of an active infection of pulmonary anthrax. In our opinion, when treated with Viprovex prior to exposure to anthrax spores, Viprovex elicited protective, prophylactic efficacy and when treated a short time period after exposure to anthrax spores, Viprovex elicited therapeutic efficacy.

In 2006 we completed a series of studies with Hyperion Biotechnology Inc. at their laboratory facilities located at Brooks City-Base in San Antonio, Texas. The purpose of these studies was to determine if Viprovex could reduce the mortality rate of an active infection of pulmonary anthrax. The first of these studies was initiated in October 2005. This research suggested, we believe, that Viprovex offers protection from anthrax exposure in a mouse model. In these studies, we witnessed mice treated with Viprovex to have a greater survival rate 11 days post-exposure to anthrax spores. Additionally, we believe that this research suggests Viprovex to elicit a dose-dependent prophylactic protection from anthrax in a mouse model.

Further research, we believe supports these findings of prophylactic efficacy of Viprovex against anthrax and also suggests Viprovex to show efficacy in increasing survival rates in mice pretreated with anthrax. Additionally, preliminary results, we believe suggest that Viprovex, when used as an adjuvant, could play an important role, in conjunction with other therapies, in improving treatments of anthrax exposure.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Other Infectious Diseases

In March 2007, we began the first of a series of studies to investigate the therapeutic effects of Viprovex on acute melioidosis. These studies are to be performed in conjunction with Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories ("DSO"). The studies are to be funded by DSO and are expected to be completed during the third quarter of 2007.

Research and Development of Viprovex in Chemical Exposure Applications

Based on early studies on Homspera and existing literature on Substance P, we are researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin is a solution of formaldehyde gas dissolved in water, used industrially and toxic typically via crosslinking of proteins to other nearby proteins. To date, we have only conducted limited preclinical studies with regard to the development of Viprovex for indications related to treatment of exposure to harmful chemicals.

We believe our early AFOSR rodent studies suggests the administration of Substance P and Homspera to animals exposed to JP-8 decreased the immune system effects, while administration of Substance P antagonists compounded the deleterious effects. Further experiments performed using Viprovex examined effectiveness in preventing lung injury on inhalation of toxic fumes. We believe data collected from these studies suggest Viprovex to exhibit anti-inflammatory effects in animal models.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Research and Development as an Adjuvant Therapeutic

Adjuvants are unique among active ingredients in drugs in that they are designed to not stimulate an immune response against themselves, but they are required to augment the immune response against other, co-administered compounds.

Data collected from studies, we believe, suggest that Homspera may have potential value as a co-therapeutic agent or vaccine adjuvant. Studies performed in animal models of influenza and acute radiation syndrome have revealed the potential capability of Homspera to enhance the action of approved anti-viral medications as well as to provide adjunctive impact on anti-tumor radiation therapy.

We believe that, in conjunction with other influenza therapeutics, Homspera might be an effective adjuvant therapeutic by decreasing the number of viruses at which the viral neuraminidase-targeted therapeutic must act. Additionally, while these results are preliminary, we believe that data suggests Homspera, when used as an adjuvant, could play an important role, in conjunction with other therapies, in improving treatments of anthrax exposure. Further, we believe that data also suggests a potential for Homspera to be used as a co-therapy for cancer patients, as secondary treatment often involves radiation treatments following chemotherapy, in an attempt to kill more of the cancer cells.

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

If we are successful in achieving desirable results for these applications, we intend to design the protocols and begin further studies for this and other applications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable treatments for these indications can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements made in 2006.

REVENUES

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

From our inception through December 31, 2006, we have incurred losses of $13,285,180. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to shareholders for the penalty incurred for the late registration of shares.

For the twelve months ending December 31, 2006, Sales, General and Administrative expenses (“SG&A”) were $2,445,317, a decrease of $89,100 or approximately 4% compared to SG&A expenses of $2,534,417 during the 12 months ended December 31, 2005. The decrease was primarily due to lower costs for non-cash compensation.

For the twelve months ending December 31, 2006, Interest Expense (net) was $48,508 , an increase of approximately 526% compared to Interest Income (net) of $11,386 during the 12 months ended December 31, 2005. Interest Expense increased because the Company entered into notes payable during the twelve months ended December 31, 2006. We expect Interest Expense to decrease during the coming twelve months as we have paid off outstanding notes payable with the proceeds of the Private Placement.

During the twelve months ending December 31, 2006, we recognized a gain of $438,601 for the cost of the penalty for the late registration of shares which was a decrease of $3,069,362 or approximately 117% compared to the cost of penalty for late registration of shares for the twelve months ended December 31, 2005. The reduction of the expense was due to stopping the accrual of penalty shares in 2006 and the reversal of the accrual for penalty shares and warrants which had been previously accrued in excess of the cap amount agreed to by the shareholders.

NET LOSS

For the reasons stated above, our net loss for the twelve months ending December 31, 2006 was $1,486,046, or $0.02 per share versus a net loss for the twelve months ending December 31, 2005 of $4,591,107 or $0.07 per share. For the period of inception (October 30, 2002) through December 31, 2006, our net loss was $13,285,180, or $0.28 per share. We expect that losses will continue through the period ending December 31, 2010.

Our independent certified public accountants have stated in their report included in this Form 10-KSB that we have incurred a net loss and negative cash flows from operations of $1,486,046 and $2,035,484, respectively, for the year ended December 31, 2006. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. We currently have sufficient working capital to fund operations through January 2008. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond January 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Penalties for Late Registration

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. We were unable to register the securities as required.

The Company attempted to register the shares and warrants by filing a registration statement with the Securities and Exchange Commission on November 24, 2004, and amended this registration statement with pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively. On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2.

In August 2006, we reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which we are obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This resulted in a decrease in the number of share issuable 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares of 974,587 (with a fair value of $177,789). This resulted in a net realized gain of $994,574 during the three months ended June 30, 2006.

In August 2006, we issued 4,150,798 shares and warrants to purchase 1,634,400 shares and relieved accrued liabilities in the aggregate amount of $1,053,904.

For the twelve months ended December 31, 2006 the Company marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had current assets of $2,831,502 consisting of cash of $2,752,103 and prepaid services of $79,399. Also, at December 31, 2006, we had current liabilities of $510,969, consisting of accounts payable and accrued liabilities of $460,969 and notes payable of $50,000. This resulted in working capital of $2,320,533. During the twelve months ended December 31, 2006, we used cash in operating activities of $2,035,484. From the date of inception (October 30, 2002) to December 31, 2006, we had a net loss of $13,285,180 and used cash of $5,993,942 in operating activities. We met our cash requirements from our inception through December 31, 2006 via the private placement of $7,877,901 of our common stock and $908,628 from the issuance of notes payable, net of repayments.

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

In December 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We have agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we shall file with the SEC an appropriate registration statement to register these shares along with the shares underlying these warrants. In the event that we fail to comply with the filing deadline, there shall be a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until such a time as a registration statement that includes these shares and warrants is filed or 12 months. As of December 31, 2006, we are not subject to any penalty.

On August 1, 2006, we converted two cash advances into unsecured senior promissory notes bearing interest at the rate of 12% per annum, in the respective amounts of $50,000 and $20,000. These notes were entered into with individual accredited investors, one of whom was a Director. Following the payment of fees and expenses, we received net proceeds of approximately $68,600. On October 6, 2006, principal and interest of $733 was returned on the $20,000 note.

In July 2006, we received a cash advance from a Director in the amount of $25,000 to be used as an upfront payment for a radiation study. This advance bears interest at the rate of 12% per annum. This cash advance was not used, as no upfront payment was required, and subsequently, principal and interest of $370 was returned on August 30, 2006.

On July 25, 2006, we entered into an unsecured senior promissory note bearing interest at the rate of 12% per annum in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000. On October 6, 2006 principal and interest of $5,583 was returned.

In June 2006, we issued 5,000 shares of common stock for cash of $450 pursuant to the exercise of a warrant at $0.09 per share.

In June 2006, we issued a note payable in the amount of $9,750 in exchange for consulting services. This note bears interest at the rate of 7% per annum. In addition to the note payable, the consulting agreement calls for the issuance of 695,000 common stock purchase warrants if certain milestones are met. The warrants expire five years from the date of issuance and have an exercise price of $0.32. On October 11, 2006, principal and interest of $237 was returned.

On April 13, 2006, we entered into an unsecured senior promissory note bearing interest at the rate of 12% per annum in the amount of $500,000 with an accredited investor. Following the payment of commissions and expenses, we received net proceeds of approximately $439,875 On October 6, 2006 principal and interest of $28,500 was returned.

On July 25, 2006, we entered into an unsecured senior promissory note in the amount of $250,000 with an accredited investor. Following the payment of commissions and expenses, the Company received net proceeds of approximately $210,000.

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

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a tender offer for warrants totaling $1,211,000 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we paid an annual salary of $98,000 for the second year ending December 31, 2006 and will pay an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our company.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to December 2006, we were able to obtain financing of $9,097,736 from a series of private placements of our securities (which resulted in net proceeds to us of $7,877,901). Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2008. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient to meet or operating needs through January 2008. Thereafter, we believe that we will require an additional $500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We acquired $32,397 worth of property, plant or equipment for the year ended December 31, 2006. We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and currently have six total employees, one contract employee, four full-time employees and one part-time employee. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs; and, the fourth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

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

A summary of option activity under the Plan as of December 31, 2006, and changes during the period ended are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	317,242	$5.30
Issued	5,596,970	$0.22
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2006	5,914,212	$0.50

Non-vested at December 31, 2006	2,023,952	$0.22
Exercisable at December 31, 2006	3,890,260	$0.64

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of December 29, 2006, and the exercise price multiplied by the number of options outstanding. As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $264,274. During the year ended December 31, 2006 the Company charged $296,394 to operations related to recognized stock-based compensation expense for employee stock options

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:
Twelve months ended December 31, 2005
Net loss, as reported	$(4,591,107)
Compensation recognized under APB 25	--
Compensation recognized under SFAS 123	(83,150)

Pro forma net loss	$(4,674,257)

Pro forma loss per share	$(0.07)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

IR BIOSCIENCES HOLDINGS, INC.

IR BioSciences Holdings, Inc.
Index to Financial Statements
Page No.

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2006	F-3

Consolidated Statements of Losses for the two years ended December 31, 2006 and 2005 and the period October 30, 2002 (Date of Inception) through December 31, 2006	F-4

Consolidated Statements of Stockholders' Equity (Deficit) For the period October 30, 2002 (Date of Inception) through December 31, 2006	F-5

Consolidated Statements of Cash Flows for the two years ended December 31, 2006 and 2005 and the period October 30, 2002 (Date of Inception) through December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
IR BioSciences Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of IR BioSciences Holdings, Inc. a development stage company as of December 31, 2006 and the related consolidated statements of losses, statement of stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006 and the period October 22, 2002 (date of inception) through December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR BioSciences Holdings, Inc. a development stage company at December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and the period October 22, 2002 (date of inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note A to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

New York, New York
March 23, 2007

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet as of December 31, 2006

Assets
Current assets

Cash and cash equivalents	$2,752,103
Prepaid services and other current assets	77,899
Salary advance	1,500

Total current assets	2,831,502

Deposits and other assets	2,260
Furniture and equipment, net of accumulated depreciation of $12,242 (Note B)	28,242

Total assets	$2,862,004

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note C)	460,969
Current portion of Notes Payable (Note F)	50,000

Total current liabilities	510,969

Commitments and Contingencies (Note I)	-

Stockholders' Equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
108,041,897 shares issued and outstanding at December 31, 2006 (Note G)	108,042
Additional paid-in capital (Notes G, H)	15,522,690
Common stock subscribed	5,483
Deficit accumulated during the development stage	(13,285,180)
Total stockholder's equity	2,351,035

Total liabilities and stockholders' equity	$2,862,004

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses
For the years ended December 31, 2006 and 2005,
And for the period of inception
(October 30, 2002) to December 31, 2006

	For the Year Ended December 31,		For the Period October 30, 2002 to
	2006	2005	December 31, 2006
Revenues	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	$2,445,317	$2,534,417	$10,569,618
Merger fees and costs	-	-	350,000
Financing cost	-	-	90,000
Impairment of intangible asset costs	-	6,393	6,393
Total operating expenses	2,445,317	2,540,810	11,016,011

Operating loss	(2,445,317)	(2,540,810)	(11,016,011)

Other expense:
Cost of penalty for late registration of shares	(438,601)	2,630,761	2,192,160
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	(123,505)	(254,693)	(378,198)
(Gain) loss from marketing to market - stock portion
of penalty for late registration of shares	(445,673)	(314,385)	(760,058)
Interest (income) expense, net	48,508	(11,386)	1,215,265

Total other (income) expense	(959,271)	2,050,297	2,269,169

Income (loss) before income taxes	(1,486,046)	(4,591,107)	(13,285,180)

Provision for income taxes	-	-	-

Net (loss)	$(1,486,046)	$(4,591,107)	(13,285,180)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.07)	$(0.28)

Weighted average shares outstanding -
basic and diluted	73,234,541	67,691,598	47,154,801

The accompanying notes are an integral part of these consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2006

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Balance at October 30, 2002 (date of inception)	$-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.0006 per share to founders
for license of proprietary right in December 2002	16,612,276	16,612	(7,362)	-	-	-	9,250

Shares of common stock issued at $0.0006 per share to founders
for services rendered in December 2002	1,405,310	1,405	(623)	-	-	-	782

Shares of common stock issued at $0.1671 per share to consultants for
services rendered in December 2002	53,878	54	8,946	(9,000)	-	-	-

Sale of common stock for cash at $0.1671 per share in December 2002	185,578	186	30,815		-	-	31,001

Net loss for the period from inception (October 30, 2002)
to December 31, 2002	-	-	-	-	-	(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	18,257,042	18,257	31,776	(9,000)	-	(45,918)	(4,885)

Shares granted to consultants at $0.1392 per share for services
rendered in January 2003	98,776	99	13,651	-	-	-	13,750

Sale of shares of common stock for cash at $0.1517 per share
in January 2003	329,552	330	49,670	-	-	-	50,000

Shares granted to consultants at $0.1392 per share for services
rendered in March 2003	154,450	154	21,346	-	-	-	21,500

Conversion of notes payable to common stock at $0.1392 per share
in April 2003	1,436,736	1,437	198,563	-	-	-	200,000

Shares granted to consultants at $0.1413 per share for services
rendered in April 2003	14,368	14	2,016	-	-	-	2,030

Sale of shares of common stock for cash at $0.2784 per share
in May 2003	17,960	18	4,982	-	-	-	5,000

Sales of shares of common stock for cash at $0.2784 per share
in June 2003	35,918	36	9,964	-	-	-	10,000

Conversion of notes payable to common stock at $0.1392 per share
in June 2003	718,368	718	99,282	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	2,368,130	2,368	(123,168)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937
-
Value of Company warrants issued in conjunction with	-	-
fourth quarter notes payable issued October through December 2003			207,457	-	-	-	207,457
		-
Value of warrants contributed by founders in conjunction with
fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)
-
Balance at December 31, 2003	23,431,300	23,431	1,035,441	-	-	(1,902,620)	(843,748)

Shares granted at $1.00 per share pursuant to the Senior
Note Agreement in January 2004	600,000	600	599,400	(600,000)	-	-	-

Shares issued at $1.00 per share to a consultant for services
rendered in January 2004	800,000	800	799,200	(800,000)	-	-	-

Shares issued to a consultant at $0.62 per share for services
rendered in February 2004	40,000	40	24,760	(24,800)	-	-	-

Shars issued to a consultant at $0.40 per share for services
rendered in March 2004	1,051,600	1,051	419,589	(420,640)	-	-	-

Shares issued to a consultant at $0.50 per share for services
rendered in March 2004	500,000	500	249,500	(250,000)	-	-	-

Shares sold for cash at $0.15 per share in March, 2004	8,000	8	1,192	-	-	-	1,200

Shares issued at $0.50 per share to consultants for services
rendered in March 2004	20,000	20	9,980	-	-	-	10,000

Shares issued to a consultant at $0.40 per share for services
rendered in March 2004	2,000	2	798	-	-	-	800

Shares issued to consultants at $0.32 per share for services
rendered in March 2004	91,600	92	29,220	-	-	-	29,312

Shares to be issued to consultant at $0.41 per share in April 2004 for
services to be rendered through March 2005	-	-	-	(82,000)	-	-	(82,000)

Shares granted pursuant to the New Senior Note Agreement
in April 2004	600,000	600	149,400	(150,000)	-	-	-

Shares issued to officer at $0.32 per share for services
rendered in April 2004	200,000	200	63,800	-	-	-	64,000

Conversion of Note Payable to common stock at $0.10 per share
in May 2004	350,000	350	34,650	-	-	-	35,000

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services
rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $0.20 per share as a due diligence fee
in May 2004	125,000	125	24,875	-	-	-	25,000

Shares issued to a consultant at $1.00 per share for services	500,000	500	499,500	(500,000)	-	-	-
to be rendered over twelve months beginning May 2004

Beneficial Conversion Feature associated with notes payable	-	-
issued in June 2004			3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered
in April through June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $0.10 for services to be
rendered through July 2005	250,000	250	24,750	(25,000)	-	-	-

Shares issued to a consultant in July and September at $0.41 per share
for services to be rendered through April 2005	200,000	200	81,800	-	-	-	82,000

Shares issued to a consultant in September at $0.12 to $0.22 for services
rendered through September 2004	127,276	127	16,782	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	300,000	300	35,700	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

Accrued deferred compensation in August 2004 to a consultant for 100,000 shares at $0.10 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $0.14 to a consultant for services to be
performed through October 2004	100,000	100	13,900	(14,000)	-	-	-

Shares issued in August 2004 at $0.125 per share for conversion of
$30,000 demand loan	240,000	240	29,760	-	-	-	30,000

Shares issued in August 2004 at $0.16 per share to a consultant for
services provided.	125,000	125	19,875	-	-	-	20,000

Shares issued in October 2004 to employees at $0.16 to $0.25 per share	48,804	49	8,335	-	-	-	8,384

Commitment to issue 100,000 shares of stock to a consultant at $0.23 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $0.125 per share, net of costs of $298,155	18,160,000	18,160	1,345,763	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October, 2004	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	4,900,000	4,900	(4,900)	-	-	-	-

Conversion of accounts payable to stock in October at $0.125 per share	1,257,746	1,258	107,382	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $0.11 per share	93,300	93	10,170	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

Issuance of stock to officer and director at $0.125 per share in October
for conversion of liability	1,440,000	1,440	122,493	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock
at $0.075 to $0.125 per share	6,703,151	6,703	417,514	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

Conversion of note payable in October into common stock at $0.075 per share	67,616	68	4,932	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation	100,000	100	34,900	-	-	-	35,000

Value of warrants issued to members of advisory committees in
November and December	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable	-	-	124,709	-	-	-	124,709

Shares issued in error to be cancelled	(9,002)	(9)	9	-	-	-	-

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	62,423,388	62,423	7,922,943	(169,986)	-	(7,208,027)	607,353

Sale of shares of common stock for cash at $0.20 per share
in March 2005 for warrant exercise, net of costs	6,600,778	6,600	1,184,256	-	-	-	1,190,856

Value of warrants issued to members of advisory committees in March 2005	-	-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 50,000 shares of common stock at $0.65 per share.	-	-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.05 per share in June 2003	80,000	80	3,920	-	-	-	4,000

Value of warrants issued to members of advisory committee in June 2005	-	-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005	-	-	32,991	-	-	-	32,991

Issuance of 232,153 shares of common stock in July 2005 for conversion of notes payable	232,153	232	64,771	-	-	-	65,003

Issuance of 100,000 shares of common stock in August 2005 to a consultant for services provided	100,000	100	9,900	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005					-	(4,591,107)	(4,591,107)
Balance at December 31, 2005	69,436,319	69,435	9,465,501	(2,760)	-	(11,799,134)	(2,266,958)

Issuance of 100,000 shares to officer, previously accrued	100,000	100	41,316	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	34,464	35	16,162	-	-	-	16,197

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	19,288	19	2,392	-	-	-	2,411

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	16,324	16	2,025	-	-	-	2,041

Conversion of accrued interest to common stock at $0.10 per share in May, 2006	13,454	14	1,341	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.09 per share in June 2006	5,000	5	445	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	4,150,798	4,151	867,514	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	34,266,250	34,267	4,579,282	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	32,120	-	-	-	32,120

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Balance at December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)
	$108,041,897	$108,042	$15,522,690	$-	$5,483	$(13,285,180)	$2,351,035

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows For the year
ended December 31, 2006 and 2005,
and for the period of inception (October 30, 2002)
to December 31, 2006
	For the Year Ended December 31,		For the Period October 30, 2002 to
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(1,486,046)	$(4,591,107)	$(13,285,180)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	398,663	520,853	4,319,516
Cost of penalty for late registration of shares - stock portion	(360,197)	1,991,923	1,631,726
Cost of penalty for late registration of shares - warrant portion	(78,404)	638,838	560,434
(Gain) loss from marking to market - stock portion of penalty
for late registration of shares	(445,673)	(314,385)	(760,058)
(Gain) loss from marking to market - warrant portion of penalty
for late registration of shares	(123,505)	(254,693)	(378,198)
Legal fees for note payable	20,125	-	20,125
Placement fees for note payable	65,000	-	65,000
Impairment of intangible asset	-	6,393	6,393
Interest expense	-	4,007	156,407
Amortization of discount on notes payable	-	-	1,006,935
Depreciation and amortization	8,381	3,201	37,599
Changes in operating assets and liabilities:
Prepaid services and other assets	(38,392)	9,946	(35,158)
Accounts payable and accrued expenses	6,064	100,911	662,017
Salary advance	(1,500)	-	(1,500)

Net cash used in operating activities	(2,035,484)	(1,884,113)	(5,993,942)

Cash flows from investing activities:
Acquisition of property and equipment	(32,397)	-	(40,484)

Net cash used in investing activities	(32,397)	-	(40,484)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	719,875	-	1,953,375
Principal payments on notes payable and demand loans	(779,750)	(14,997)	(1,044,747)
Shares of stock sold for cash	4,613,549	1,190,856	7,873,451
Proceeds from exercise of warrant	450	4,000	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	4,554,124	1,179,859	8,786,529

Net increase (decrease) in cash and cash equivalents	2,486,243	(704,254)	2,752,103

Cash and cash equivalents at beginning of period	265,860	970,114	-

Cash and cash equivalents at end of period	$2,752,103	$265,860	$2,752,103

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$36,500	$1,706	$80,053

Taxes	$-	$-	$-

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000.00

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$16,197	$10,000	$2,941,483

Common stock issued in exchange for previously incurred debt and accrued interest	$5,807	$65,003	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$347,268	$279,949	$1,119,649

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in
March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$2,760	$199,726	$202,486

Fair value of common stock and warrants in payable
in connection with late filing of registration statement	$1,053,904	$2,630,761	$3,684,664

Gain from marking to market - stock portion of penalty
for late registration of shares	$(805,870)	$314,385	$(1,124,255)

Gain from marking to market - warrant portion of penalty	$(201,910)	$254,693	$(456,603)
for late registration of shares

Impairment of intangible asset	$-	$6,393	$6,393

Issuance of stock to Officer, previously accrued	$41,416	$-	$41,416

Value of warrants issued to members of advisory board	$22,688	$-	$22,688

Services for note payable	$9,750	$-	$9,750

The accompanying notes are an integral part of these consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2006

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $1,486,046 and $ 4,591,107, respectively. This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2006 2005 and 2004, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $13,285,180 from its inception through December 31, 2006. The Company incurred a net loss of $1,486,046 and $ 4,591,107 from operations during the years ended December 31, 2006 and 2005, respectively. The Company's has a net working capital of $2,320,533 with cash and cash equivalents of $2,752,103 at December 31, 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2006, 2005, and the period from October 30, 2002 (date of inception) to December 31, 2006 were $484,029, $237,005 and $1,026,597, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2006.

Comprehensive Income

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

A summary of option activity under the Plan as of December 31, 2006, and changes during the period ended are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	317,242	$5.30
Issued	5,596,970	$0.22
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2006	5,914,212	$0.50

Non-vested at December 31, 2006	2,023,952	$0.22
Exercisable at December 31, 2006	3,890,260	$0.64

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of December 29, 2006, and the exercise price multiplied by the number of options outstanding. As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $264,274. During the year ended December 31, 2006 the Company charged $296,394 to operations related to recognized stock-based compensation expense for employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:
Twelve months ended December 31, 2005
Net loss, as reported	$(4,591,107)

Compensation recognized under under APB 25	--
Compensation recognized under SFAS 123	(83,150)

Pro forma net loss	$(4,674,257)

Pro forma loss per share	$(0.07)

Segment Information

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

Prepaid services and other current assets

Prepaid services and other current assets at December 31, 2006 consist of the following:

Prepaid insurance	$34,394
Prepaid car lease	43,505
$77,899

Salary advance

The Company has made an advance of salary to one employee in the amount of $1,500.

Deposits and other assets

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the years ended December 31, 2006 or 2005.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2006 consists of the following:

Office Equipment	$34,337
Office Fixtures and Furniture	6,147
40,484
Accumulated Depreciation	(12,242)
$28,242

Depreciation expense included as a charge to income amounted to $2,495, $2,274, and $13,075 for the years ended December 31, 2006 and 2005 and from inception to December 31, 2006, respectively.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 are as follows:
Accounts payable and accrued liabilities	$395,788
Accounts payable - Pre-merger	34,926
Interest payable	5,681
Credit cards	21,374
State income tax payable	3,200
$460,969

In addition, $24,814 remains as an amount to be amortized for prepaid insurance for Directors and Officers and liability insurance.

NOTE D - PENALTY FOR LATE REGISTRATION OF SHARES

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. We were unable to register the securities as required.

The Company attempted to register the shares and warrants by filing a registration statement with the Securities and Exchange Commission on November 24, 2004, and amended this registration statement with pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively. On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2.

In August 2006, we reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which we are obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This resulted in a decrease in the number of share issuable 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares of 974,587 (with a fair value of $177,789). This resulted in a net realized gain of $994,574 during the three months ended June 30, 2006.

In August 2006, we issued 4,150,798 shares and warrants to purchase 1,634,400 shares and relieved accrued liabilities in the aggregate amount of $1,053,904.

For the twelve months ended December 31, 2006 the Company marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

NOTE E - RELATED-PARTY TRANSACTIONS

Cash Advances

In July 2006, the Company received a cash advance from a director in the amount of $25,000. This advance bears interest at the rate of 12% per annum. The Company repaid this cash advance on August 30, 2006 plus accrued interest in the amount of $370.

Credit Cards

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm co-signs this line of credit. At year end December 31, 2006 the Company had an outstanding balance on the credit card of $21,373.

Employment Agreements

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

CHIEF FINANCIAL OFFICER:

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the Company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the Company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of the Company. Mr. Fermanis also receives 100,000 shares of the Company's common stock, which are earned at the rate of 1/12 or 8,333 per month beginning January 2005. The Company charges to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2006, the Company charged $41,416 to operations for the issuance of 100,000 shares to Mr. Fermanis. This amount is carried in accrued liabilities at December 31, 2006.

SENIOR DIRECTOR OF PRODUCT DEVELOPMENT AND REGULATORY AFFAIRS

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

In July 2004, the Company leased a new office facility from a third party.

NOTE F - NOTES PAYABLE

At December 31, 2006, the Company has outstanding one note payable in the amount of $50,000 to a Director. This note bears interest at the rate of 12% per annum.

NOTE G - CAPITAL STOCK

Common stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2006. The company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share.

In July, 2003 a one for twenty reverse stock split of the Company's common stock was effected . On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Total authorized shares and par value remain unchanged. Accordingly, the effect of the reverse and subsequent forward split has been presented in the accompanying financial statement and footnote disclosures. On June 28, 2006, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2006, the Company has 108,041,897 shares of common stock issued and outstanding.

During the year ended December 31, 2002, the Company issued an aggregate of 1,459,188 shares of common stock to employees and consultants for services in the amount of $ 9,782. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 16,612,276 shares of common stock to its founders in exchange for a proprietary license charged to operations, valued at $ 9,250 (see Note C) . The Company also issued an aggregate of 185,578 shares of common stock in exchange for $ 31,001, net of costs and fees.

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

During the year ended December 31, 2005, the Company issued 100,000 shares of common stock to a consultant for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 232,153 shares of common stock as with a fair value of $65,003 in exchange for previously issued debt and accrued interest. In addition, 6,600,778 shares of common stock were sold for cash of $1,390,856 net of costs pursuant to a tender offer to certain of the Company’s warrant holders whereby the exercise price of the warrants was temporarily reduced. The Company also issued 80,000 shares of common stock for cash of $4,000 pursuant to the exercise of a warrant at a price of $0.05 per share.

Private Placement of Common Stock

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

For the year ended December 31, 2006 the fair value of the warrants issued with registration rights decreased by approximately $123,505 to $182,236 at August 21, 2006 and is recognized in other income (expense). On August 21, 2006, the Company issued the 1,634,400 warrants to purchase shares of common stock in satisfaction of the penalty due to investors for the late registration of shares.

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

In March 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer for a total compensation of $41,416 These shares were earned, and accrued during the year ended December 31, 2006. share to an investor for the conversion of accrued interest.

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

During the fourth quarter of 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. Each unit was sold for $25,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price by $0.16, and (b) a five-year warrant to purchase a number of shares of our common stock equal to 50% of the number of shares included within the unit, at $0.50 per share. We issued in the private placement an aggregate of 34,266,250 shares of our common stock and warrants to purchase 17,133,125 shares of our common stock. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we will file with the SEC a registration statement to register these shares along with the shares underlying these warrants. In the event that we fail to comply with the filing deadline, there shall be a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until a registration statement that includes these shares and warrants is filed or 12 months. As of December 31, 2006, we are not subject to any penalty. As placement agent for the private placement, Joseph Stevens & Co., Inc. and its designees received 5,482,600 shares of our common upon the closing of the private placement. As of December 31, 2006, the shares to be issued to Joseph Stevens & Co. were not issued and are included in common stock subscribed.

The Company has evaluated the Registration Rights Agreement related to the December 2006 private placement, specifically the 1% liquidated damages clause under EITF Issue No. 00-19 to determine whether the warrants issued with the private placement should be classified as a liability versus equity. According to EITF Issue No. 00-19, paragraph 16 "If a settlement alternative includes a penalty that would be avoided by a company under other settlement alternatives, the uneconomic settlement alternative should be disregarded in classifying the contract. In the case of delivery of unregistered shares, a discount from the value of the corresponding registered shares that is a reasonable estimate of the difference in fair values between registered and unregistered shares (that is, the discount reflects the fair value of the restricted shares determined using commercially reasonable means) is not considered a penalty."

The Company concluded that the 12% cap added to the liquidated damages clause, represents an economically reasonable difference between registered and unregistered shares. As a result, the Company has not classified the fair value of the warrants issued related to the private placement as a liability.

The Company completed the private placement with the following three transactions:

On October 4, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $2,276,500 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $1,841,724 after costs of
$434,776. The number of share of common stock issued pursuant to the Private Placement was 14,228,125, along with warrants to purchase an additional 7,114,063 shares.

On October 26, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $2,697,100 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $2,344,020 after costs of $353,080. The number of share of common stock issued pursuant to the Private Placement was 16,856,875, along with warrants to purchase an additional 8,428,438 shares.

On December 6, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $509,000 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $427,805 after costs of $81,195. The number of share of common stock issued pursuant to the Private Placement was 3,181,250, along with warrants to purchase an additional 1,590,625 shares.

Shares and warrants issued due to late filing of registration statement

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete this registration. This penalty amounts to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. We were unable to register the securities as required.

The Company attempted to register the shares and warrants by filing a registration statement with the Securities and Exchange Commission on November 24, 2004, and amended this registration statement with pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively. On July 10, 2006 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2.

In August 2006, we reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which we are obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This resulted in a decrease in the number of share issuable 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares of 974,587 (with a fair value of $177,789). This resulted in a net realized gain of $994,574 during the three months ended June 30, 2006.

In August 2006, we issued 4,150,798 shares and warrants to purchase 1,634,400 shares and relieved accrued liabilities in the aggregate amount of $1,053,904.

For the twelve months ended December 31, 2006 the Company marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options as defined by Section 422(b) if the Internal Revenue Code, nonstatutory stock options (collectively, the “Stock Options”) and awards of restricted stock and deferred stock and to sell shares of common stock of the Company (“Common Stock”) pursuant to the exercise of such stock options for up to an aggregate of 6,465,316 shares. The options will have a term not to exceed ten years from the date of the grant.

On June 28, 2006, our shareholders voted to (i) approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 and (ii) approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of our Common Stock reserved and available for issuance under the Plan from 3,600,000 to 20,000,000.

Through December 31, 2002, GPN had granted pre-merger stock options to certain employees and consultants which are exercisable over various periods through March 2010. These stock options are currently held by the Company outside of this Plan.

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

In October 2006, the Company issued options to purchase 200,000 shares of common stock to an employee.

As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $264,274. During the year ended December 31, 2000 the Company charged $296,394 to operations related to recognized stock-based compensation expense for employee stock options.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$25.00	63,212	3.25	$25.00	63,212	3.25
0.231	1,896,970	4.54	0.231	1,222,416	4.54
0.20-0.22	3,700,000	4.71	0.20-0.22	2,350,602	4.71
0.31	1,000	4.00	0.31	1,000	4.00
0.33	103,030	3.64	0.33	103,030	3.64
0.44	150,000	3.50	0.44	150,000	3.50
	5,914,212			3,890,260

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	63,212	$25.00
Granted	--	--
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2004	63,212	$25.00
Granted	254,030	0.39
Exercise	--	--
Expired	--	--
Outstanding at December 31, 2005	317,242	$5.30
Granted	5,596,970	0.22
Exercise	--	--
Expired	--	--
Outstanding at December 31, 2006	5,914,212	$0.50

Warrants
The following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for compensation for services performed of financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$ .05-.10	594,780	2.41	$.05-.10	594,780	2.41
.125-.22	1,014,319	2.16	.125-.22	1,014,319	2.16
.23-.56	28,316,934	4.03	.23-.56	28,316,934	4.03
1.00	688,964	1.91	1.00	688,964	1.91
2.00	36,550	2.32	2.00	36,550	2.32
	30,651,547	3.88		30,651,547	3.88

Transactions involving warrants are summarized as follows:
	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2003	832,510	$0.82
Granted	16,831,199	0.47
Exercised	(6,600,778)	0.50
Cancelled or expired	--	--
Outstanding at December 31, 2004	11,062,931	$0.48
Granted	757,464	0.44
Exercised	(80,000)	0.05
Canceled or expired	(123,526)	2.00
Outstanding at December 31, 2005	11,616,869	$0.46
Granted	19,365,678	0.32
Exercised	(5,000)	0.09
Cancelled or expired	(326,000)	1.00
Outstanding at December 31, 2006	30,651,547	$0.37

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5% to 4.75%	3.75%
Expected stock price volatility	92% to 73%	93% to 179%
Expected dividend payout	--	--
Expected option life-years (a)	3 to 5	3 to 5

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

In October 2006, the Company issued warrants to purchase 7,114,063 shares of its common stock at a price of $0.50 per share to the investors in its first closing of private placement of equity securities. The Company allocated $804,003 of the total proceeds of $1,057,640 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

In October 2006, the Company issued warrants to purchase 8,428,437 shares of its common stock at a price of $0.50 per share to the investors in its second closing of private placement of equity securities. The Company allocated $759,384 of the total proceeds of $2,344,020 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

In October 2006, the Company issued warrants to purchase 1,590,625 shares of its common stock at a price of $0.50 per share to the investors in its final closing of private placement of equity securities. The Company allocated $162,952 of the total proceeds of $427,805 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

During the three months ended December 31, 2006, the Company issued warrants to purchase 43,500 shares of common stock at prices ranging from $0.20 to $1.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $1,974 to operations during the three months ended December 31, 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

Office Leases

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

Rent expense amounted to $28,622 for the years ended December 31, 2006, $27,785 for the year ended December 31, 2005, and $131,561 for the period from October 30, 2002 (inception) through December 31, 2006.

Employment and Consulting Agreements

The Company has employment agreements with the President and Chief Executive Officer (See Note E). In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information. The Company also has a severance agreement and a change of control agreement in place with its President and Chief Executive Officer.

The Company also has an employment agreement with its Chief Financial Officer and Senior Director, Product Development and Regulatory Affairs which provide salary and benefit provisions.

The Company has consulting agreements with outside contractors to provide marketing and financial and scientific advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $6,100,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,135,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 are as follows:
Non Current:
Net operating loss carryforward	$2,135,000
Valuation allowance	(2,135,000)
Net deferred tax asset	$--

NOTE K - SUBSEQUENT EVENTS

On January 1, 2007 we entered into a three month agreement with an investor relations firm. For services provided the consulting firm is to receive a monthly cash fee. In addition to the cash fee, we issued to the firm 100,000 restricted shares of common stock.

On January 1, 2007 we entered into a six month agreement with a second investor relations firm. For services provided the consulting firm is to receive a monthly cash fee. In addition to the cash fee, we issued to the firm 400,000 restricted shares of common stock.

On January 1, 2007 we entered into a two year employment agreement for a Market and Regulatory Affairs Analyst. In addition to the monthly cash salary the employee received statutory options with a term of five years to purchase 100,000 shares of common stock of the Company. The options are exercisable at $0.128 per share and vest in equal amounts quarterly over the term of the contract. The employee also received 298,039 common shares of stock for past services provided between June 2006 and December 2006. The amount of $44,706 was accrued at December 31, 2006 for this past service.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2006 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2006 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2006 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 13. EXHIBITS

EXHIBITS

Exhibit Number	Description of Exhibit
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

4.7
Form of Warrant by and between the Registrant and each of the investors who entered into the Subscription Agreements filed as Exhibits 10.18, 10.19 and 10.20 herewith (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2006).

10.1
License Agreement dated December 16, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.1(a)
First Amendment to License Agreement dated December 20, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.1(b)
Second Amendment to License Agreement dated June 26, 2003 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(b) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.1(c)
Assignment Agreement dated February 23, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(c) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.1(d)
Assignment Agreement dated February 23, 2005 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(d) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.1(e)
Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(e) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.1(f)
Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(f) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.1(g)
Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(g) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.1(h)
Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(h) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.2
Lease Agreement dated July 1, 2004 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and The Clayton Companies (incorporated by reference to exhibit 10.5 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

Exhibit Number	Description of Exhibit
10.3
Form of Subscription Agreement entered into as of October 13, 2004 between the Registrant and each of the Investors set forth on the Schedule of Investors thereto (incorporated by reference to exhibit 10.1 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2004).

10.4
Form of Settlement Agreement entered into as of October 13, 2004 between the Registrant and each of the Creditors set forth on the Schedule of Creditors thereto (incorporated by reference to exhibit 10.2 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2004).

10.5
Form of Subscription Agreement entered into as of October 26, 2004 between the Registrant and each of the Investors set forth on the Schedule of Investors thereto (incorporated by reference to exhibit 10.1 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004).

10.6
Form of Settlement Agreement entered into as of October 26, 2004 between the Registrant and each of the Creditors set forth on the Schedule of Creditors thereto (incorporated by reference to exhibit 10.2 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004).

10.7
Employment Agreement dated February 15, 2005 between the Registrant and John N. Fermanis (incorporated by reference to exhibit 10.10 of the Registrant's Amendment No. 1 on Form 10-K/A to its annual report for the year ended December 31, 2004).

10.8
Employment Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.1 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.9
Change of Control Agreement dated August 10, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.2 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.10
Severance Agreement dated November 7, 2005 by and between the Registrant and Michael K. Wilhelm (incorporated by reference to exhibit 10.3 of the Registrant's quarterly report on Form 10-QSB for the three months ended September 30, 2005).

10.11
Authorization for Regulatory Contact dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and Synergos, Inc. (incorporated by reference to exhibit 10.14 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.12
Proforma invoice/quotation dated November 7, 2005 from Sigma-Aldrich, Inc. to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.15 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

Exhibit Number	Description of Exhibit
10.13
Letter of acceptance dated October 2, 2003, from Huntingdon Life Sciences to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.16 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.14
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

10.16
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

10.18
Form of Subscription Agreement entered into as of December 6, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors contained therein (incorporated by reference from Exhibit 10.1 to the Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2006).

10.19
Form of Subscription Agreement entered into as of October 4, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors contained therein. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2006).

10.20
Form of Subscription Agreement entered into as of October 26, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors contained therein (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2006).

21.1
Subsidiaries of Registrant (incorporated by reference to exhibit 21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

23.1	Consent of Russell Bedford Stefanou Mirchandani LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
	December 31, 2006	December 31, 2005
(i) Audit Fees	$58,856	$67,000
(ii) Audit Related Fees	--	--
(iii) Tax Fees	--	10,000
(iv) All Other Fees	4,795	--
Total fees	$63,651	$77,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's certifying accountant in connection with statutory and regulatory filings or engagements.

TAX FEES. Consists of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements, and include tax compliance, tax consulting, tax planning and non-recurring projects.

ALL OTHER FEES. Consists of fees billed for professional services performed by the independent auditors related to the review of and consent to the Company’s SEC Form S-8.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

IR BIOSCIENCES HOLDINGS, INC.

Date: April 17, 2007	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	April 17, 2007

/s/ John N. Fermanis John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2007

/s/ Theodore E. Staahl Theodore E. Staahl, M.D.	Director	April 17, 2007

/s/ Hal N. Siegel Hal N. Siegel, Ph.D.	Director	April 17, 2007