Form 10KSB/A
period 2006-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2007-04-30
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.

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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

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

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of April 23, 2007 (based on the average of the bid and asked prices as reported by the NASD OTC Bulletin Board as of that date) was approximately $16,077,467.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of April 5, 2007: 114,318,315.

Documents Incorporated by reference: None.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Explanatory Note

IR BioSciences Holdings, Inc. (hereinafter, "we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A solely to include the information required by Part III of Form 10-KSB, which was omitted from our annual report on Form 10-KSB for the year ended December 31, 2006, as originally filed on April 17, 2007 (the "Form 10-KSB"). In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-KSB. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-KSB or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following tables set forth certain information with respect to our directors and officers as of April 30, 2007. The following persons serve as our directors and executive officers.

Name	Age	Position
Michael K. Wilhelm	40	President, Chief Executive Officer and Director
John N. Fermanis	53	Chief Financial Officer
Hal N. Siegel, Ph.D.	52	Sr. Director of Product Development and Regulatory Affairs and Director
Theodore E. Staahl, M.D.	62	Director
Robert J. Hariri, M.D., Ph.D.	48	Director

Mark L. Witten, Ph.D. resigned as a member of the Board of Directors on May 18, 2006.

Background of Executive Officers and Directors.

Michael K. Wilhelm, President, Chief Executive Officer and Director. Mr. Wilhelm has served as our President and Chief Executive Officer and on our Board of Directors since July 2003 and as President and Chief Executive Officer of ImmuneRegen BioSciences, Inc. since December 2002 and on its Board of Directors since November 2002. Mr. Wilhelm has been actively involved in the financial industry since 1990. After leaving the brokerage industry, Mr. Wilhelm founded Foresight Capital Corp. in July 1996, a company designed to identify early stage companies with above average growth potential and assist them in reaching the next stage of development. In working with these companies, Mr. Wilhelm took an active role, provided advisory services and facilitated financing for continued growth and development. Mr. Wilhelm retains the title of Managing Director of Foresight Capital Partners but the company has had limited and insignificant business operations since December 2002.

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

Hal N. Siegel, Ph.D., Sr. Director of Product Development and Regulatory Affairs and Director. Dr. Siegel has served on our Board of Directors since June, 2006. and was appointed Senior Director of Product Development and Regulatory Affairs of the Company in October, 2006.; Dr. Siegel first came to ImmuneRegen from Siegel Consultancy, which has been providing strategic and tactical expertise to life science companies, helping them meet FDA requirements from pre-clinical studies through the regulatory submission process and into the post-approval marketplace. He has over a decade of experience delivering scientific, clinical and regulatory compliance assistance as well as submission preparation and management services to life science client companies developing drugs, therapeutic biologics, combination products, traditional devices, and in vitro diagnostic products. Dr. Siegel previously provided strategic and tactical management consulting services to a start up software company making knowledge management and collaboration tools for regulated life science companies, as well as Sun Microsystem’s Global Life Science group, working with sales, marketing, business development, legal and professional services groups. His degrees are from Rensselaer Polytechnic Institute and SUNY Buffalo (Ph.D., Biochemical Pharmacology).

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

Robert J. Hariri, M.D., Ph.D., Director. Dr. Hariri, M.D. has served on our Board of Directors since April 2007. Dr. Hariri has been CEO of a division of Celgene since 2005. Previously, he had been President of the division from 2002 to 2005. The division focuses on human stem and biomaterial solutions for a range of clinical indications. From 1998 to 2002, prior to joining Celgene, Dr. Hariri was Founder, Chairman and Chief Scientific Officer for Anthrogenesis Corp./LIFEBANK, Inc., a New Jersey-based privately held biomedical technology and service corporation involved in umbilical cord blood banking and its supporting technology platform. LIFEBANK is one of the largest cord blood bank companies and is recognized as a technological leader in the industry From 1987 to 1994, he was Co-founder, Vice Chairman and Chief Scientific Officer of Neuordynamics, a privately held medical device and technology corporation. While there, he led the design, testing and development of several medical device technologies. He also arranged and negotiated initial private seed investment and private placement with Johnson & Johnson, Inc. Dr. Hariri has held academic positions at Cornell University Medical College Cornell University Graduate School of Medical Sciences. He has also played a prominent medical role at Cornell University Medical College, The New York Hospital-Cornell Medical Center and The Jamaica Hospital-Cornell Trauma Center. While at Cornell, he was the Director of The Center for Trauma Research. He received his Medical Degree and Ph.D from Cornell University and was awarded a Bachelor of Arts Degree from Columbia College.

FAMILY RELATIONSHIPS

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert" as that term is defined in Item 407((d)(5)(ii) of Regulation S-B.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees.

        We will provide to any person without charge, upon request, a copy of such Code of Ethics. You may request a copy of our Code of Ethics at no cost by writing or calling us at the following address: IR BioSciences Holdings, Inc., 4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251, Attention: Michelle R. Laroche. You can also request by phone at (480) 922-3926 or fax at (480) 922-4781.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Messrs. Wilhelm and Witten did not timely file Form 4s.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2006 and 2005, of our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006, if any (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael K. Wilhelm (5)
President, CEO and	2006	$286,317	$41,278	—	$735,731	$5,955	$1,069,281
Director	2005	$275,000	$28,870	—	$82,912	—	$386,782

John N. Fermanis	2006	$98,000	$17,596	—	—	—	$115,596
Chief Financial Officer	2005	$85,000	$4,590	$76,416	—	—	$166,006

Hal N. Siegel
Senior Director, Product
Development and
Regulatory Affairs and	2006	$42,308	—	—	$32,071	$95,574	$169,953
Director	2005	—	—	—	—	$58,285	$58,285

(1)    The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2006 related to the issuance of common stock purchase warrants as bonus in fiscal year 2006 and prior fiscal years.

Named Executive Officer	Issue Date	Price	Underlying Warrants	Compensation Cost
Michael K. Wilhelm	July 14, 2006	$0.250	300,000	$41,278
	May 20, 2005	$0.300	80,811	$28,870

John N. Fermanis	July 14, 2006	$0.158	62,500	$9,596
	May 6, 2005	$0.308	12,500	$4,590

(2)      The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2005 related to the issuance of common stock in fiscal year 2005.

Named Executive Officer	Issue Date	Number of Shares	Compensation Cost
John N. Fermanis	March 10, 2006	100,000	$35,000
	May 18, 2005	100,000	$41,416

(3)   The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2006 related to the grants of stock options in fiscal year 2006 and prior fiscal years, as described in Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note A to our 2006 Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006; excluding any assumptions for forfeitures. The table below shows how much of the overall amount of the compensation cost is attributable to each award.

Named Executive Officer	Grant Date	Price	Underlying Options	Compensation Cost
Michael K. Wilhelm	September 13, 2006	$0.220	3,500,000	$469,247
	July 14, 2006	$0.231	1,896,970	$266,484
	August 10, 2005	$0.330	103,030	$27,513
	May 20, 2005	$0.440	150,000	$55,399

Hal N. Siegel	October 23, 2006	$0.200	200,000	$32,071

(4)     The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2006 related to the issuance of common stock purchase warrants in fiscal year 2006 and prior fiscal years.

Named Executive Officer	Issue Date	Price	Underlying Warrants	Compensation Cost
Hal N. Siegel	September 30, 2006	$1.000	2,500	$156
	June 30, 2006	$1.000	2,500	$213
	March 31, 2006	$0.125	9,000	$2,267
	December 31, 2005	$0.125	9,000	$2,242
	September 30, 2005	$0.125	9,000	$3,003
	June 30, 2005	$0.125	9,000	$2,242
	March 31, 2005	$0.125	900	$352
	March 12, 2005	$0.125	3,000	$1,173

Automobile Leases

    In October 2006, the Company signed a three-year lease agreement for an automobile for the Company's Chief Executive Officer. The rental cost per month is approximately $1,318. The total cost recognized by us in fiscal year 2006 related to the automobile lease was $5,955.

    In December 2006, the Company signed a two-year lease agreement for an automobile for the Company's Chief Financial Officer. The rental cost per month is approximately $499. The total cost recognized by us in fiscal year 2006 related to the automobile lease was $0.

(5)  Michael K. Wilhelm has served as Chief Executive Officer and President of IR BioSciences Holdings, Inc. since July 2003 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Wilhelm served as Chief Executive Officer and President of ImmuneRegen BioSciences, Inc. since December 2002. Mr. Wilhelm's compensation is reported in the table with respect to his positions at both IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. for the years ended December 31, 2004, 2005 and 2006.

 Option Grants in Fiscal Year 2006

In July 2006, we granted options to purchase 1,896,970 shares of common stock to our Chief Executive Officer, Michael K. Wilhelm. The options vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter.

In September 2006, we issued options to purchase 3,500,000 shares of common stock to our Chief Executive Officer, Michael K. Wilhelm. The options vest 50% after thirty days of continued employment with the balance in equal monthly installments for 12 months thereafter.

In October 2006, we issued options to purchase 200,000 shares of common stock to our Senior Director, Product Development and Regulatory Affairs and Director, Hal N. Siegel.

As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $264,274. During the year ended December 31, 2005 we charged $296,394 to operations related to recognized stock-based compensation expense for employee stock options.

Employment Agreements

President and Chief Executive Officer:

On August 10, 2005, we entered into a new employment agreement with our President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum. The salary will be subject to adjustment of at least 10% per year at the end of each year. We also agreed to defend and indemnify, to the fullest extent permitted by our certificate of incorporation and bylaws and the Delaware General Corporation Law, Mr. Wilhelm and hold him harmless against any liability that he incurs within the scope of his employment under the agreement. The agreement also provides for the following various bonus incentives:

i) A target incentive bonus in cash and/or stock if we consummate a transaction with any unaffiliated third party such as an equity or debt financing, acquisition, merger , strategic partnership or other similar transaction.

ii) A one time grant of an option to purchase 2,000,000 shares of our common stock at an exercise price equal to the fair market value per share on the date option is granted.

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

Under the severance agreement, Mr. Wilhelm shall be entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means the termination of the employment of Mr. Wilhelm (i) by the us without cause or (ii) due to constructive termination, as such terms are defined in the severance agreement. Further, in the event of an involuntary termination, the agreement provides that the registrant shall pay Mr. Wilhelm an amount equal to the amount of executive incentive pay (bonus) that he would have received for the year in which the involuntary termination occurred had he met one hundred percent (100%) of the target for such incentive pay. Also, under this agreement, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

Chief Financial Officer:

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until we completed a financing of $500,000 or more. This occurred on March 4, 2005 when we completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we will pay an annual salary of $85,000. Thereafter, we will pay an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with our customary payroll practices. Mr. Fermanis also receives 100,000 shares of our common stock, which are earned at the rate of 1/12 or 8,333 per month beginning January 2005. We charge to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2006, we charged $41,416 to operations for the issuance of 100,000 shares to Mr. Fermanis. This amount is carried in accrued liabilities at December 31, 2006.

Senior Director of Product Development and Regulatory Affairs:

Pursuant to our employment agreement with Hal N. Siegel, our Senior Director of Product Development and Regulatory Affairs, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under our stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of our common stock. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Sigel's employment by us without cause or constructive termination, as defined in the agreement, we agree to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

Pursuant to the terms of the change of control agreement, we agree to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by us without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2006

As of the year ended December 31, 2006, the following Named Executive Officers had the following outstanding equity awards:

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael K. Wilhelm	1,222,416	—	674,554	$0.231	7/14/2011
President, CEO and	279,299	—	175,246	$0.220	9/13/2011
Director	1,871,304	—	1,174,151	$0.220	9/13/2011

John N. Fermanis
Chief Financial Officer	—	—	—	—	—

Hal N. Siegel
Senior Director, Product Development and Regulatory Affairs and Director	200,000	—	—	$0.200	10/23/2011

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Witten, Ph.D. (1)	$5,000	--	--	--	--	--	$5,000

(1)
Mark L. Witten, Ph.D. resigned as a member of the Board of Directors on May 18, 2006. On December 16, 2002 we entered into a consulting agreement with Mark Witten, our chief research scientist and director. The consulting agreement was entered into on a month-to-month basis. Under the terms of this agreement, Dr. Witten agreed to place at our disposal his judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay Dr. Witten a non-refundable fee of $5,000 per month. This contract was terminated effective February 1, 2006.

Compensation of Directors

Standard Arrangements. Directors currently receive no cash compensation from IR BioSciences Holdings, Inc. for their services as members of the Board or for attendance at committee meetings. Members of the Board are reimbursed for some expenses in connection with attendance at Board and committee meetings.

Other Arrangements. We may from time to time issue options and/or warrants to executives and directors for fulfilling certain performance goals.

LONG TERM INCENTIVES

Stock Options and Restricted Stock

Executive officers, together with our other employees, are eligible to receive grants of awards under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan. These awards may be in the form of stock options and/or restricted stock grants. The number of shares underlying options or shares, together with all other terms of the options and shares, are established by the Board of Directors.

Stock Incentive Plans

2003 Stock Option, Deferred Stock and Restricted Stock Plan

We adopted our 2003 Stock Option, Deferred Stock and Restricted Stock Plan which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options as defined by Section 422(b) in the Internal Revenue Code, nonstatutory stock options and awards of restricted stock and deferred stock and to sell shares of our common stock pursuant to the exercise of such stock options. On June 28, 2006, our shareholders voted to approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of our common stock reserved and available for issuance under the plan from 3,600,000 to 20,000,000. As of December 31, 2006 we had a total of 10,870,532 stock options available for grant remaining under the plan.

Purpose. The primary purpose of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration. The 2003 Stock Option, Deferred Stock and Restricted Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2003 Stock Option, Deferred Stock and Restricted Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of 2003 Stock Option, Deferred Stock and Restricted Stock Plan, subject to certain limitations.

Eligibility. Under the 2003 Stock Option, Deferred Stock and Restricted Stock Plan, options and shares of common stock may be granted to employees, officers, directors or consultants of the Company.

Terms of Options. The term of each option granted under the 2003 Stock Option, Deferred Stock and Restricted Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan, including the following:

(a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2003 Stock Option, Deferred Stock and Restricted Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Non-Qualified stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

(b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. The Board of Directors may, in its discretion, declare that the restrictions applicable to any Restricted Stock or Deferred Stock awards under the Plan shall be deemed fully or partially vested upon a change of control transaction as described in the 2003 Stock Option, Deferred Stock and Restricted Stock Plan;

(c) Expiration. The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for up to ten years after the date on which it was granted, or five years for grants to certain executive officers.;

(d) Transferability. No Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution. Incentive Stock Options shall be exercisable, during the optionee’s lifetime, only by the optionee;

(e) Option Adjustments. In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split or other change in corporate structure affecting the Stock, an appropriate substitution or adjustment shall be made in (i) the aggregate number of shares reserved for issuance under the Plan, and (ii) the kind, number and option price of shares subject to outstanding Awards granted under the Plan as may be determined by the Administrator;

(f) Termination, Modification And Amendment. The 2003 Stock Option, Deferred Stock and Restricted Stock Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan. Subject to certain restrictions, the 2003 Stock Option, Deferred Stock and Restricted Stock Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 4, 2007. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percentage of Common Stock (3)
Michael K. Wilhelm	8,680,657(4)	7.2%
John N. Fermanis	180,000(5)	* %
Hal N. Siegel, Ph.D.	249,900(6)	* %
Theodore E. Staahl, M.D.	3,489,464(7)	3.1%
Robert J. Hariri, M.D., Ph.D.	—	—%

Mark Witten 1501 N. Campbell Avenue Room 3352 Tucson, AZ 85724	8,960,778(8)	7.8%

All executive officers and directors as a group (5 persons)	12,600,021(9)	10.3%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o IR BioSciences Holdings, Inc., 4021 North 75th Street, Suite 201, Scottsdale, Arizona 85251.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as beneficial owner of those securities. Common shares subject to options and warrants currently exercisable or exercisable within 60 days of April 4, 2007 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(3) Percentages are based on 114,318,315 shares of common stock outstanding as of April 4, 2007.

(4) Includes 1,870,141 shares of common stock underlying warrants and 4,942,450 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 266,138 common stock purchase warrants issued by a third party to Foresight Capital Partners, a company controlled by Michael Wilhelm that are currently exercisable or exercisable within 60 days of April 4, 2007.

(5) Includes 80,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of March 10, 2006.

(6) Includes 49,900 shares of common stock underlying warrants and 200,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 4, 2007.

(7) Includes 203,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 35,000 common stock purchase warrants issued by a third party that are exercisable or exercisable within 60 days of April 4, 2007.

(8) Includes 712,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of April 4, 2007.

(9) Includes 2,203,041 shares of common stock underlying warrants and 5,142,450 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 301,138 common stock purchase warrants issued by third parties that are exercisable or exercisable within 60 days of April 4, 2007.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

As we are quoted on OTCBB and not one of the national securities exchanges, we are not subject to any director independence requirements. With the exceptions of Theodore E. Staahl, M.D. and Robert J. Hariri, M.D., Ph.D. none of our present directors qualifies as an independent director pursuant to Rule 10A-3 promulgated under the Exchange Act due to their affiliation with us as employees. Our Board of Directors determined that Mr. Staahl and Mr. Hariri are "independent," as that term is defined by the NASDAQ Stock Market.

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

Related Party Loans

There were no loans to related parties entered into during the fiscal year ended December 31, 2006. Additionally, there were no loans to related parties outstanding at December 31, 2006.

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

Consulting Agreements

On December 16, 2002 we entered into a consulting agreement with research scientist ,Mark L. Witten, Ph.D., who was one of our two founders. The consulting agreement was on a month-to-month basis. Under the terms of these agreements, Dr. Witten agreed to place at the disposal of us his judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay him a non-refundable fee of $5,000 per month.

In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

Pursuant to consulting agreement entered into with Dr. Witten during the period from October 30, 2002 (inception) to December 31, 2002, we accrued $2,500 in consulting fees. During the period from January 1, 2003 to December 31, 2003, we accrued an additional $60,000 in consulting fees. We had accrued payables collectively due to Dr. Witten of $62,500 and $2,500 as of December 31, 2003 and 2002, respectively. In connection with our completed private offering in October 2004, $90,500 of such amount owed to Dr. Witten converted into 724,000 shares of our common stock and warrants to purchase 362,000 shares of common stock.

License Agreements

In December 2002, we entered into a royalty-free license agreement with Mark L. Witten, Ph.D. Under the terms of the license agreement, Dr. Witten granted to us an exclusive license to use and sublicense certain patents, medical applications, and other technologies developed by him. Our obligations under this agreement include (i) reasonable efforts to protect any licensed patents or other associated property rights; (ii) reasonable efforts to maintain confidentiality of any proprietary information; (iii) upon the granting by the U. S. Food and Drug Administration to us the right to market a product, we will maintain a broad form general liability and product liability insurance.

In February 2005, Dr. Witten executed assignment documents in which, for good and valuable consideration, patent applications and patents developed by him were assigned to ImmuneRegen BioSciences, Inc. The assignment documents included all of the patents and patent applications which were included in and covered by the licensing agreement, as amended. Dr. Witten have also assigned all proprietary technology developed at ImmuneRegen subsequent to the execution of the February 2005 assignment documents.

The termination of Dr. Witten's consulting agreement in February 2006 does not have any impact on the license agreement.

Outstanding Loans

At December 31, 2006, we have outstanding one note payable in the amount of $50,000 to a Director. This note bears interest at the rate of 12% per annum.

We believe that our arrangements with all related parties are at fair market value and are on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of negotiations.

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

Exhibit Number	Description of Exhibit
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

10.21	Standard Form of Director Indemnification Agreement.

14.1	Code of Ethics, dated April 29, 2005.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

IR BIOSCIENCES HOLDINGS, INC.

Date: April 30, 2007	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2007

/s/ John N. Fermanis John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ Hal N. Siegel Hal N. Siegel, Ph.D.	Director	April 30, 2007

/s/ Theodore E. Staahl Theodore E. Staahl, M.D.	Director	April 30, 2007

/s/ Robert J. Hariri Robert J. Hariri, M.D., Ph.D.	Director	April 30, 2007