Form 10KSB/A
period 2006-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2007-05-08
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-KSB/A
_______________________

Amendment No. 2

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

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of April 23, 2007: 114,322,536.

Documents Incorporated by reference: None.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Explanatory Note

IR BioSciences Holdings, Inc. (hereinafter, "we," "us," "our," or the "Company") is filing this Amendment No. 2 on Form 10-KSB/A to correct the beneficial ownership of our Chief Executive Officer, Michael K. Wilhelm, and a Director, Robert J. Hariri, M.D. Ph.D., as reported on our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 (“Form 10-KSB”).

In connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-KSB. This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-KSB or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percentage of Common Stock (3)
Michael K. Wilhelm	9,030,659(4)	7.4%
John N. Fermanis	180,000(5)	* %
Hal N. Siegel, Ph.D.	249,900(6)	* %
Theodore E. Staahl, M.D.	3,489,464(7)	3.0%
Robert J. Hariri, M.D., Ph.D.	960,545(8)	* %

Mark Witten 1501 N. Campbell Avenue Room 3352 Tucson, AZ 85724	8,960,778(9)	7.8%

All executive officers and directors as a group (5 persons)	13,910,568(10)	11.4%

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

(4)  Includes 1,870,141 shares of common stock underlying warrants and 4,942,450 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 266,138 common stock purchase warrants issued by a third party to Foresight Capital Partners, a company controlled by Michael Wilhelm that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 289,002 shares of common stock and 61,000 common stock purchase warrants held by immediate family members.

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

(8)  Includes 625,000 shares of common stock and 312,500 common stock purchase warrants held in a partnership that the individual is the administrative manager thereof.

(9)  Includes 712,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of April 4, 2007.

(10)  Includes 2,576,541 shares of common stock underlying warrants and 5,142,450 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 4, 2007. Includes 301,138 common stock purchase warrants issued by third parties that are exercisable or exercisable within 60 days of April 4, 2007.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2007.

IR BIOSCIENCES HOLDINGS, INC.

Date: May 8, 2007	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	May 8, 2007

/s/ John N. Fermanis John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2007

/s/ Hal N. Siegel Hal N. Siegel, Ph.D.	Director	May 8, 2007

/s/ Theodore E. Staahl Theodore E. Staahl, M.D.	Director	May 8, 2007

/s/ Robert J. Hariri Robert J. Hariri, M.D., Ph.D.	Director	May 8, 2007