Form 10QSB
period 2007-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2007-05-11
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

____________________

FORM 10-QSB
____________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2007

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

__________________________________________________________________________
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

The number of shares outstanding of Registrant's common stock as of April 26, 2007 was 114,322,536.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

Table Of Contents

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)	F-1

Condensed Consolidated Statement of Losses for the three months ended March 31, 2007 and 2006, and for the period of inception (October 30, 2002) to March 31, 2007 (unaudited)	F-2

Condensed Consolidated Statement of Stockholders' Equity (Deficit)from date of inception (October 30, 2002) to March 31, 2007 (unaudited)	F-3 to F-7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and for the period of inception (October 30, 2002) to March 31, 2007 (unaudited)	F-8

Notes to Condensed Consolidated Financial Statements	F-9 to F-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	11

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	11

ITEM 5. OTHER INFORMATION	11

ITEM 6. EXHIBITS	12

Signatures	13

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet as of March 31, 2007
(Unaudited)

Assets
Current assets

Cash and cash equivalents	$2,124,695
Prepaid services and other current assets (Note 1)	106,209
Salary advance (Note 1)	750

Total current assets	2,231,654

Deposits and other assets (Note 1)	2,260
Furniture and equipment, net of accumulated depreciation of $15,092 (Note 2)	31,396

Total assets	$2,265,310

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$421,008
Current portion of Notes Payable (Note 5)	50,000

Total current liabilities	471,008

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
114,322,536 shares issued and outstanding at March 31, 2007 (Note 6)	114,323
Additional paid-in capital	15,826,518
Deficit accumulated during the development stage	(14,146,539)
Total stockholders’ equity	1,794,302

Total liabilities and stockholders' equity	$2,265,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Losses
For the three months ended March 31, 2007 and 2006,
And for the period of inception (October 30, 2002) to March 31, 2007
(Unaudited)

	For the Three Months Ended March 31,		For the Period October 30, 2002 to
	2007	2006	March 31, 2007
Revenues	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	$874,110	$561,144	$11,443,728
Merger fees and costs	-	-	350,000
Financing cost	-	-	90,000
Impairment of intangible asset costs	-	-	6,393
Total operating expenses	874,110	561,144	11,890,121

Operating loss	(874,110)	(561,144)	(11,890,121)

Other expense:
Cost of penalty for late registration of shares	-	555,973	2,192,160
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	-	(6,868)	(378,198)
(Gain) loss from marketing to market - stock portion
of penalty for late registration of shares	-	52,423	(760,058)
Interest (income) expense, net	(20,866)	(166)	1,194,399

Total other (income) expense	(20,866)	601,362	2,248,303

Income (loss) before income taxes	(853,244)	(1,162,506)	(14,138,424)

Provision for income taxes	(8,115)	-	(8,115)

Net (loss)	$(861,359)	$(1,162,506)	$(14,146,539)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.02)	$(0.28)

Weighted average shares outstanding -
basic and diluted	113,914,576	69,475,429	50,879,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2007
(Unaudited)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Balance at October 30, 2002 (date of inception)	$-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.0006 per share to founders for license of proprietary right in December 2002	16,612,276	16,612	(7,362)	-	-	-	9,250

Shares of common stock issued at $0.0006 per share to founders for services rendered in December 2002	1,405,310	1,405	(623)	-	-	-	782

Shares of common stock issued at $0.1671 per share to consultants for services rendered in December 2002	53,878	54	8,946	(9,000)	-	-	-

Sale of common stock for cash at $0.1671 per share in December 2002	185,578	186	30,815	-	-	-	31,001

Net loss for the period from inception (October 30, 2002) to December 31, 2002	-	-	-	-	-	(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	18,257,042	18,257	31,776	(9,000)	-	(45,918)	(4,885)

Shares granted to consultants at $0.1392 per share for services rendered in January 2003	98,776	99	13,651	-	-	-	13,750

Sale of shares of common stock for cash at $0.1517 per share in January 2003	329,552	330	49,670	-	-	-	50,000

Shares granted to consultants at $0.1392 per share for services rendered in March 2003	154,450	154	21,346	-	-	-	21,500

Conversion of notes payable to common stock at $0.1392 per share in April 2003	1,436,736	1,437	198,563	-	-	-	200,000

Shares granted to consultants at $0.1413 per share for services rendered in April 2003	14,368	14	2,016	-	-	-	2,030

Sale of shares of common stock for cash at $0.2784 per share in May 2003	17,960	18	4,982	-	-	-	5,000

Sales of shares of common stock for cash at $0.2784 per share in June 2003	35,918	36	9,964	-	-	-	10,000

Conversion of notes payable to common stock at $0.1392 per share in June 2003	718,368	718	99,282	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	2,368,130	2,368	(123,168)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937

Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)

Balance at December 31, 2003	23,431,300	23,431	1,035,441	-	-	(1,902,620)	(843,748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2007
(Unaudited)
(continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Shares granted at $1.00 per share pursuant to the Senior Note Agreement in January 2004	$600,000	$600	$599,400	$(600,000)	$-	$-	$-

Shares issued at $1.00 per share to a consultant for services rendered in January 2004	800,000	800	799,200	(800,000)	-	-	-

Shares issued to a consultant at $0.62 per share for services rendered in February 2004	40,000	40	24,760	(24,800)	-	-	-

Shares issued to a consultant at $0.40 per share for services rendered in March 2004	1,051,600	1,051	419,589	(420,640)	-	-	-

Shares issued to a consultant at $0.50 per share for services rendered in March 2004	500,000	500	249,500	(250,000)	-	-	-

Shares sold for cash at $0.15 per share in March, 2004	8,000	8	1,192	-	-	-	1,200

Shares issued at $0.50 per share to consultants for services rendered in March 2004	20,000	20	9,980	-	-	-	10,000

Shares issued to a consultant at $0.40 per share for services rendered in March 2004	2,000	2	798	-	-	-	800

Shares issued to consultants at $0.32 per share for services rendered in March 2004	91,600	92	29,220	-	-	-	29,312

Shares to be issued to consultant at $0.41 per share in April 2004 for services to be rendered through March 2005	-	-	-	(82,000)	-	-	(82,000)

Shares granted pursuant to the New Senior Note Agreement in April 2004	600,000	600	149,400	(150,000)	-	-	-

Shares issued to officer at $0.32 per share for services rendered in April 2004	200,000	200	63,800	-	-	-	64,000

Conversion of Note Payable to common stock at $0.10 per share in May 2004	350,000	350	34,650	-	-	-	35,000

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $0.20 per share as a due diligence fee in May 2004	125,000	125	24,875	-	-	-	25,000

Shares issued to a consultant at $1.00 per share for services to be rendered over twelve months beginning May 2004	500,000	500	499,500	(500,000)	-	-	-

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered in April through June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $0.10 for services to be rendered through July 2005	250,000	250	24,750	(25,000)	-	-	-

Shares issued to a consultant in July and September at $0.41 per share for services to be rendered through April 2005	200,000	200	81,800	-	-	-	82,000

Shares issued to a consultant in September at $0.12 to $0.22 for services rendered through September 2004	127,276	127	16,782	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	300,000	300	35,700	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

Accrued deferred compensation in August 2004 to a consultant for 100,000 shares at $0.10 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $0.14 to a consultant for services to be performed through October 2004	100,000	100	13,900	(14,000)	-	-	-

Shares issued in August 2004 at $0.125 per share for conversion of $30,000 demand loan	240,000	240	29,760	-	-	-	30,000

Shares issued in August 2004 at $0.16 per share to a consultant for services provided.	125,000	125	19,875	-	-	-	20,000

Shares issued in October 2004 to employees at $0.16 to $0.25 per share	48,804	49	8,335	-	-	-	8,384

Commitment to issue 100,000 shares of stock to a consultant at $0.23 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $0.125 per share, net of costs of $298,155	18,160,000	18,160	1,345,763	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October, 2004	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	4,900,000	4,900	(4,900)	-	-	-	-

Conversion of accounts payable to stock in October at $0.125 per share	1,257,746	1,258	107,382	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $0.11 per share	93,300	93	10,170	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

Issuance of stock to officer and director at $0.125 per share in October for conversion of liability	1,440,000	1,440	122,493	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.075 to $0.125 per share	6,703,151	6,703	417,514	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

Conversion of note payable in October into common stock at $0.075 per share	67,616	68	4,932	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation	100,000	100	34,900	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable	-	-	124,709	-	-	-	124,709

Shares issued per conversion of Note Payable - correction	(9,002)	(9)	9	-	-	-	-

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	62,423,388	62,423	7,922,943	(169,986)	-	(7,208,027)	607,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2007
(Unaudited)
(continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Sale of shares of common stock for cash at $0.20 per share in March 2005 for warrant exercise, net of costs	$6,600,778	$6,600	$1,184,256	$-	$-	$-	$1,190,856

Value of warrants issued to members of advisory committees in March 2005	-	-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 50,000 shares of common stock at $0.65 per share.	-	-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.05 per share in June 2003	80,000	80	3,920	-	-	-	4,000

Value of warrants issued to members of advisory committee in June 2005	-	-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005	-	-	32,991	-	-	-	32,991

Issuance of 232,153 shares of common stock in July 2005 for conversion of notes payable	232,153	232	64,771	-	-	-	65,003

Issuance of 100,000 shares of common stock in August 2005 to a consultant for services provided	100,000	100	9,900	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005	-	-	-	-	-	(4,591,107)	(4,591,107)

Balance at December 31, 2005	69,436,319	69,435	9,465,501	(2,760)	-	(11,799,134)	(2,266,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2007
(Unaudited)
(continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Issuance of 100,000 shares to officer, previously accrued	$100,000	$100	$41,316	$-	$-	$-	$41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	34,464	35	16,162	-	-	-	16,197

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	19,288	19	2,392	-	-	-	2,411

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	16,324	16	2,025	-	-	-	2,041

Conversion of accrued interest to common stock at $0.10 per share in May, 2006	13,454	14	1,341	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.09 per share in June 2006	5,000	5	445	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	4,150,798	4,151	867,514	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	34,266,250	34,267	4,579,282	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	32,120	-	-	-	32,120

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)

Balance at December 31, 2006	108,041,897	108,042	15,522,690	-	5,483	(13,285,180)	2,351,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2007
(Unaudited)
(continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Common stock issued as commission for equity fund raising	$5,482,600	$5,483	$-	$-	$(5,483)	$-	$-

Common stock issued to consultant in January, 2007 at $0.15 per share	298,039	298	44,408	-	-	-	44,706

Common stock issued to consultants in January, 2007 at $0.155 per share	400,000	400	61,600	-	-	-	62,000

Common stock issued to consultants in January, 2007 at $0.15 per share	100,000	100	14,900	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	181,440	-	-	-	181,440

Value of options issued to employee in January, 2007	-	-	1,480	-	-	-	1,480

Loss for the three months ended March 31, 2007	-	-	-	-	-	(861,359)	(861,359)

Balance at March 31, 2007	$114,322,536	$114,323	$15,826,518	$-	$-	$(14,146,539)	$1,794,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006,
And For the Period of Inception (October 30, 2002) to March 31, 2007
(Unaudited)

	For the Three Months Ended March 31,		For the Period October 30, 2002 to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(861,359)	$(1,162,506)	$(14,146,539)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	259,920	11,159	4,579,436
Cost of penalty for late registration of shares - stock portion	-	456,588	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	105,339	560,434
(Gain) loss from marking to market - stock portion of penalty
for late registration of shares	-	52,423	(760,058)
(Gain) loss from marking to market - warrant portion of penalty
for late registration of shares	-	(12,822)	(378,198)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	-	-	1,006,935
Depreciation and amortization	2,850	1,941	40,499
Changes in operating assets and liabilities:
Prepaid services and other assets	(23,565)	7,500	(58,723)
Accounts payable and accrued expenses	-	247,147	662,017
Salary advance	750	-	(750)

Net cash used in operating activities	(621,404)	(293,231)	(6,615,346)

Cash flows from investing activities:
Acquisition of property and equipment	(6,004)	(16,475)	(46,488)

Net cash used in investing activities	(6,004)	(16,475)	(46,488)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	-	50,000	1,953,375
Principal payments on notes payable and demand loans	-	-	(1,044,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	50,000	8,786,529

Net increase (decrease) in cash and cash equivalents	(627,408)	(259,706)	2,124,695

Cash and cash equivalents at beginning of period	2,752,103	265,860	-

Cash and cash equivalents at end of period	$2,124,695	$6,154	$2,124,695

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$220	$80,053

Taxes	$8,115	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000.00

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$77,000	$-	$3,018,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$182,920	$-	$1,227,900

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$2,760	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$555,973	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$52,423	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$(6,868)	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$41,416	$41,416

Value of warrants issued to members of advisory board	$-	$8,399	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$44,706	$-	$44,706

Stock issued as commission for equity fund raising	$5,483	$-	$5,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 - Summary Of Accounting Policies

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development stage biotechnology company. Through its wholly-owned subsidiary ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex™ and Viprovex™. The goal of the Company is to develop these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, such as influenza and anthrax. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

A summary of option activity under the Plan as of March 31, 2007, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,914,212	$0.50
Issued	100,000	0.13
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	6,014,212	$0.49

Non-vested at March 31, 2007	1,328,882	$0.22
Exercisable at March 31, 2007	4,685,330	$0.57

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.13 as of March 31, 2007, and the exercise price multiplied by the number of options outstanding. As of March 31, 2007, total unrecognized stock-based compensation expense related to stock options was $299,389 The total fair value of options vested during the three months ended March 31, 2007 was $182,920.

Interim financial statements

The accompanying balance sheet as of March 31, 2007, the statements of losses for the three months ended March 31, 2007 and 2006, and for the period of inception (October 30, 2002) to March 31, 2007, and the statements of cash flows for three ended March 31, 2007 and 2006, and from the period of inception (October 30, 2002) to March 31, 2007 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifieshow tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

Prepaid services and other current assets

Prepaid services and other current assets at March 31, 2007 consist of the following:

Prepaid expenses	$82,795
Prepaid insurance	23,414
$106,209

Salary Advance

The Company has made an advance of salary to one employee in the amount of $750.

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $2,260.

Note 2 - Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the three months ended March 31, 2007 and 2006 was $2,850 and $1,941, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2007 was $15,092.

The Company’s furniture and equipment at March 31, 2007 consists of the following:

Office Equipment	$40,341
Office furniture and fixtures	6,147
46,488
Accumulated depreciation	(15,092)
Total	$31,396

Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm co-signs this line of credit. At month-end March 31, 2007 the Company had an outstanding balance on the credit card of $20,983.

Options

During the three months ended March 31, 2007, options to purchase a total of 782,570 shares at prices of $0.22 to $0.231 per share were vested. These options are held by the Company’s president and chief executive officer. The Company charged the amount of $106,894 to operations during the three months ended March 31, 2007.

Outstanding Loans

At March 31, 2007, we have outstanding one note payable in the amount of $50,000 to a Director. This note bears interest at the rate of 12% per annum.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2007:

Accounts payable and accrued liabilities	$339,795
Accounts payable - shell company	34,926
Credit cards payable	20,983
Insurance notes payable	14,944
Interest payable	7,160
State income tax payable	3,200
$421,008

Note 5 - Notes Payable

In August 2006, the cash advance in the amount of $50,000 the Company received from a director was converted into a promissory note payable. This note bears interest at the rate of 12% per annum. During the three months ended March 31, 2007, the Company accrued interest in the amount of $1,479 on this note.

Note 6 - Equity

Common stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2006. The company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share

In January 2007, the Company issued 5,482,600 shares of common stock as commission for the Company’s equity financing completed during the year ended December 31, 2006. These shares were shown as common stock subscribed on the Company’s balance sheet at December 31, 2006.

In January 2007, the Company issued 298,039 shares of common stock at a price of $0.15 per share to an employee in satisfaction of a liability previously accrued.

In January 2007, the Company issued 400,000 shares of common stock at a price of $0.155 per share to a consultant for services to be performed through June 2007. The Company charged the amount of $62,000 to prepaid services during the three months ended March 31, 2007.

In January 2007, the Company issued 100,000 shares of common stock at a price of $0.15 per share to a consultant for services to be performed through March 2007. The Company charged the amount of $15,000 to operations during the three months ended March 31, 2007.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$ .05-.10	594,780	2.16	$.05-.10	594,780	2.16
.125-.22	1,014,319	1.91	.125-.22	1,014,319	1.91
.23-.56	28,066,934	3.82	.23-.56	28,066,934	3.82
1.00	687,564	1.67	1.00	687,564	1.67
2.00	36,550	2.07	2.00	36,550	2.07
	30,400,147	3.67		30,400,147	3.67

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2006	30,651,547	$0.37
Granted	-	-
Exercised	-	-
Cancelled or expired	(251,400)	0.30
Outstanding at March 31, 2007	30,400,147	$0.37

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-	4.50% to 4.75%
Expected stock price volatility	-	93% to 73%
Expected dividend payout	-	-
Expected option life-years (a)	-	3 to 5

Options

In January 2007, the Company issued options to purchase 100,000 shares of common stock an employee. The options vest 12,500 every quarter for the next two years. The Company charged to operations the amount of $1,480 the value of the options that vested during the three months ended March 31, 2007.

During the three months ended March 31, 2007, options to purchase a total of 782,570 shares of common stock held by the Company’s president and chief executive officer were vested. The Company charged to operations the amount of $181,440 for the value of the options during the three months ended March 31, 2007.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$ 0.128-0.22	3,800,000	4.47	$0.128-0.22	2,837,500	4.47
0.23	1,896,970	4.29	0.23	1,530,588	3.29
0.31	1,000	3.71	0.31	1,000	3.71
0.33	103,030	3.39	0.33	103,030	3.39
0.44	150,000	3.25	0.44	150,000	3.25
25.00	63,212	3.00	25.00	63,212	3.00
	6,014,212			4,685,330

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	5,914,212	$0.50
Granted	100,000	0.13
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2007	6,014,212	$0.49
Non-vested at March 31, 2007	1,328,882	$0.22
Exercisable at March 31, 2007	4,685,330	$0.57

Note 7 - Subsequent Events

On April 23, 2007, the Company entered into a consulting agreement for a term of 24 months to obtain strategic advisory and development services. Consultant will analyze the Company’s business plan and prepare corporate materials for dissemination to related industry professionals to be used for identifying potential acquisition candidates, partners and collaborators. On a monthly basis, consultant shall prepare and present the Company with a written report describing its activities and actions In return for identifying and analyzing possible strategic alliances, the Company will pay to consultant a monthly cash fee of $4,000. In addition, consultant will be issued up to 5,000,000 common stock purchase warrants with a Net Issue Exercise provision to allow for cashless exercise unless and until the shares underlying the warrants are registered by us. The warrants shall consist of three year warrants to purchase up to 4,000,000 shares of common stock exercisable at strike prices ranging from $.16 to $.30 per share and 1,000,000 five year warrants to purchase common stock exercisable at $.50 per share. 750,000 of the $0.16 strike price warrants will vest immediately and the remainder will vest in equal monthly installments over the 24 month term of the contract. The contract is cancellable by either party for any reason by providing 30 days written notice and the warrants contain forfeiture provisions as to all unvested warrants in the event the agreement is terminated prior to vesting date.

On April 24, 2007, the Board of Directors of IR BioSciences Holdings, Inc. (the "Company" or “IR BioSciences”) appointed a new director, Robert J. Hariri, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Dr. Hariri will serve until his successor is duly elected and qualified.

Dr. Hariri and the Company expect to enter into a Director’s Agreement which describes the duties of Dr. Hariri, the fees and compensation and expense reimbursement for his service, subject to the Board’s approval, the grant of non-qualified stock options to Dr. Hariri for service as a director, his term of service and other covenants and provisions. In addition, the parties expect to enter into the IR BioSciences’ standard form of director Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company, has agreed to hold harmless and indemnify Dr. Hariri to the fullest extent authorized by the Company’s articles of incorporation and Delaware law, and against any and all expenses, judgments, fines and settlement amounts actually and reasonably incurred by him in connection with any threatened, pending or completed action, suit or proceeding arising out of his services as a director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB and in the "Risk Factors" section of our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

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

Results of Operations for the Three Month Periods Ended March 31, 2007 and March 31, 2006

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses ("SG&A") were $874,110 for the three months ended March 31, 2007, an increase of $312,966 or approximately 56% compared to SG&A of $561,144 during the three months ended March 31, 2006. The increase is primarily due to higher costs for officer compensation, non-cash compensation and public relations. For the three months ended March 31, 2007, this amount consisted primarily of officer compensation of $235,864, inclusive of an incentive bonus of $82,239 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, public relations and marketing of $115,262, legal and accounting fees of $114,271, non-cash compensation costs of $182,920, research and development of $76,834, other consulting fees of $25,854 and payroll and related costs of $19,826.

The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's potential drugs and therapeutics.

Late Registration Penalty

The cost of penalties for the late registration of shares was $0 for the three months ended March 31, 2007, a decrease of $601,528 compared to late registration penalty costs of $601,528 charged to other expense during the three months ended March 31, 2006. See discussion entitled “Penalties for Late Registration” below.

Interest Income (net)

Interest income (net) was $20,866 for the three months ended March 31, 2007, an increase of $20,700 or approximately 12,469% compared to interest income of $166 for the three months ended March 31, 2006. Interest income increased during the three months ended March 31, 2007 due to higher cash balances from the Private Placement in the fourth quarter of 2006.

The Company expects interest income to decrease during the coming twelve months as the Company uses the proceeds from the Private Placement to fund operations.

Net Loss

For the reasons stated above our net loss for the three months ended March 31, 2007 was $861,359 or $0.01 per share, a decrease of $301,147 or approximately 26% compared to a net loss of $1,162,506 for the three months ended March 31, 2006.

Our independent certified public accountants have stated in their report included in our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/As filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007 that we have incurred a net loss and negative cash flows from operations of $1,486,046 and $2,035,484 respectively, for the year ended December 31, 2006. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

Penalties for Late Registration

During the three months ended March 31, 2006, we accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounted to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of March 31, 2006, we were required to issue an additional 6,625,907 shares of common stock and warrants to purchase an additional 2,724,000 shares of common stock. At the time these liabilities were incurred, the shares were valued at $2,448,511 and the warrants were valued at $744,177. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $555,973 was charged to operations as cost of penalty for late registration of shares during the three months ended March 31, 2006. The shares and warrants were re-valued at March 31, 2006, and the result of this re-valuation was to increase the value of the shares by $52,423 and to decrease the value of the warrants by $6,868. These decreases were credited to other (income) expense during the three months ended March 31, 2006. At March 31, 2006, the fair value of the common stock issuable under the penalty for late registration of shares is $2,186,549, and the fair value of the warrants issuable under the penalty for late registration of shares is $476,662. These amounts appear as current liabilities on the Company's condensed consolidated balance sheet at March 31, 2006.

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

Product Research and Development

We incurred an expense of $76,834 for the three months ended March 31, 2007 in research and development activities related to the development of Radilex and Viprovex versus an expense of $111,516 for the three months ended March 31, 2006. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $1,103,431 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

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

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 24 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have not entered into discussions with and have no agreements or arrangements with any such companies. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar 2009. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through March 31, 2007, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2007.

Revenues

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Costs And Expenses

From our inception through March 31, 2007, we have incurred losses of $14,146,539. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to shareholders for the penalty incurred for the late registration of shares.

Liquidity And Capital Resources

At March 31, 2007, we had current assets of $2,231,654 consisting of cash of $2,124,695 and other current assets of $106,959. At March 31, 2007, we also had current liabilities of $471,008, consisting of accounts payable and accrued liabilities of $421,008 and notes payable of $50,000. This resulted in net working capital at March 31, 2007 of $1,760,646. During the three months ended March 31, 2007, the Company used cash in operating activities of $621,404. From the date of inception (October 30, 2002) to March 31, 2007, the Company has had a net loss of $14,146,539 and has used cash of $6,615,346 in operating activities.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through March 31, 2007 via the private placement of $7,877,901 of our common stock and $908,628 from the issuance of notes payable, net of repayments.

Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid a salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid through August 10, 2005, an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with Mr. Wilhelm. The new employment agreement calls for a salary at the rate of $275,000 per annum and provides for bonus incentives. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company. Further, pursuant to the terms of the change of control agreement between Mr. Wilhelm and us, we agree to pay Mr. Wilhelm his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Wilhelm employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

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

Pursuant to our employment agreement with Hal N. Siegel, our Senior Director of Product Development and Regulatory Affairs, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation. Further, pursuant to the terms of the change of control agreement between Mr. Siegel and us, we agree to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to March 2007, we were able to obtain financing of $9,097,736 from a series of private placements of our securities (which resulted in net proceeds to us of $7,877,901). Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2008. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the first quarter ended March 31, 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended March 31, 2007, we have relied on the services of outside consultants for services and currently have six total employees, one contract employee, four full-time employees and one part-time employee. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs; and, the fourth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Risk Factors

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/As filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

Risks Related to Our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of March 31, 2007, we had a working capital of $1,760,646. This amount consists of cash of $2,124,695 and other current assets of $106,959 less accounts payable and accrued liabilities of $421,008 and notes payable of $50,000. We have incurred a net loss of $14,146,539 for the period from our inception in October 30, 2002 to March 31, 2007, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the three months ended March 31, 2007 was $861,539 As of March 31, 2007, we had an accumulated deficit of $14,146,539.

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

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2007, we issued 400,000 shares of common stock at a price of $0.155 per share to a consultant for services to be performed through June 2007. We charged the amount of $62,000 to prepaid services during the three months ended March 31, 2007. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 31, 2007, we issued 100,000 shares of common stock at a price of $0.15 per share to a consultant for services to be performed through March 2007. We charged the amount of $15,000 to operations during the three months ended March 31, 2007. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 3, 2007, we issued 5,482,600 restricted shares of our common stock to Joseph Stevens & Co., Inc. and its designees as commission for acting as placement agent for our private offering completed during the fourth quarter of 2006. Per the terms of our agreement, as additional commission, the placement agent, or its designees, were entitled to receive one share of common stock for each dollar of gross proceeds raised in the offering. These shares were shown as common stock subscribed on the Company’s balance sheet at December 31, 2006. The shares issued to the placement agent were offered in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5: OTHER INFORMATION

On April 24, 2007, the Board of Directors of IR BioSciences Holdings, Inc. (the "Company" or “IR BioSciences”) appointed a new director, Robert J. Hariri, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Dr. Hariri will serve until his successor is duly elected and qualified.

Dr. Hariri and the Company expect to enter into a Director’s Agreement which describes the duties of Dr. Hariri, the fees and compensation and expense reimbursement for his service, subject to the Board’s approval, the grant of non-qualified stock options to Dr. Hariri for service as a director, his term of service and other covenants and provisions. In addition, the parties expect to enter into the IR BioSciences’ standard form of director Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company, has agreed to hold harmless and indemnify Dr. Hariri to the fullest extent authorized by the Company’s articles of incorporation and Delaware law, and against any and all expenses, judgments, fines and settlement amounts actually and reasonably incurred by him in connection with any threatened, pending or completed action, suit or proceeding arising out of his services as a director.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2007.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer