Form 10QSB
period 2007-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2007-08-14
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of Registrant's common stock as of August 3, 2007 was 114,322,539.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

PART I. Financial Information

Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	F-1
Condensed Consolidated Statement of Losses for the three and six months ended June 30, 2007 and 2006, and for the period of inception (October 30, 2002) to June 30, 2007 (unaudited)	F-2
Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to June 30, 2007 (unaudited)	F-3 to F-9
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and for the period of inception (October 30, 2002) to June 30, 2007 (unaudited)	F-10 to F11
Notes to Consolidated Financial Statements	F-12
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	3
Item 3. Controls and Procedures	9

PART II Other Information

Item 1. Legal Proceedings	10
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits	10

Signatures	11

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet as of June 30, 2007
(Unaudited)

Assets
Current assets

Cash and cash equivalents	$1,513,379
Prepaid services and other current assets (Note 1)	48,031
Salary advance (Note 1)	3,975

Total current assets	1,565,385

Deposits and other assets (Note 1)	2,260
Furniture and equipment, net of accumulated depreciation of $18,351 (Note 2)	29,747

Total assets	$1,597,392

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$593,806
Current portion of Notes Payable (Note 5)	50,000

Total current liabilities	643,806

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
114,322,539 shares issued and outstanding at June 30, 2007 (Note 6)	114,323
Additional paid-in capital	16,100,898
Deficit accumulated during the development stage	(15,261,635)
Total stockholders’ equity	953,586

Total liabilities and stockholders' equity	$1,597,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Losses
For the three and six months ended June 30, 2007 and 2006,
And for the period of inception (October 30, 2002) to June 30, 2007
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2007	2006	2007	2006	June 30, 2007
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	1,141,908	601,972	2,016,018	1,163,116	12,585,636
Merger fees and costs	-	-	-	-	350,000
Financing cost	-	-	-	-	90,000
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	1,141,908	601,972	2,016,018	1,163,116	13,032,029

Operating loss	(1,141,908)	(601,972)	(2,016,018)	(1,163,116)	(13,032,029)

Other expense:
Cost of penalty for late registration of shares	-	(994,574)	-	(438,601)	2,192,160
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	-	(39,887)	-	(46,755)	(378,198)
(Gain) loss from marketing to market - stock portion
of penalty for late registration of shares	-	(124,524)	-	(72,101)	(760,058)
Interest (income) expense, net	(26,812)	15,057	(47,678)	14,891	1,167,587

Total other (income) expense	(26,812)	(1,143,928)	(47,678)	(542,566)	2,221,491

Income (loss) before income taxes	(1,115,096)	541,956	(1,968,340)	(620,550)	(15,253,520)

Provision for income taxes	-	-	(8,115)	-	(8,115)

Net (loss)	$(1,115,096)	$541,956	$(1,976,455)	$(620,550)	$(15,261,635)

Net income (loss) per share - basic and diluted	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.28)

Weighted average shares outstanding -
basic and diluted	114,322,539	69,632,567	114,119,683	69,554,432	54,267,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
(Unaudited)

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Balance at October 30, 2002 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.0006 per share to founders for license of proprietary right in December 2002	16,612,276	16,612	(7,362)	-	-	-	9,250

Shares of common stock issued at $0.0006 per share to founders for services rendered in December 2002	1,405,310	1,405	(623)	-	-	-	782

Shares of common stock issued at $0.1671 per share to consultants for services rendered in December 2002	53,878	54	8,946	(9,000)	-	-	-

Sale of common stock for cash at $0.1671 per share in December 2002	185,578	186	30,815	-	-	-	31,001

Net loss for the period from inception (October 30, 2002) to December 31, 2002	-	-	-	-	-	(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	18,257,042	$18,257	$31,776	$(9,000)	$-	$(45,918)	$(4,885)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Shares granted to consultants at $0.1392 per share for services rendered in January 2003	98,776	99	13,651	-	-	-	13,750

Sale of shares of common stock for cash at $0.1517 per share in January 2003	329,552	330	49,670	-	-	-	50,000

Shares granted to consultants at $0.1392 per share for services rendered in March 2003	154,450	154	21,346	-	-	-	21,500

Conversion of notes payable to common stock at $0.1392 per share in April 2003	1,436,736	1,437	198,563	-	-	-	200,000

Shares granted to consultants at $0.1413 per share for services rendered in April 2003	14,368	14	2,016	-	-	-	2,030

Sale of shares of common stock for cash at $0.2784 per share in May 2003	17,960	18	4,982	-	-	-	5,000

Sales of shares of common stock for cash at $0.2784 per share in June 2003	35,918	36	9,964	-	-	-	10,000

Conversion of notes payable to common stock at $0.1392 per share in June 2003	718,368	718	99,282	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	2,368,130	2,368	(123,168)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937

Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)

Balance at December 31, 2003	23,431,300	$23,431	$1,035,441	$-	$-	$(1,902,620)	$(843,748)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
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
From date of inception (October 30, 2002) to June 30, 2007
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Shares issued in August 2004 at $0.125 per share for conversion of $30,000 demand loan	240,000	240	29,760	-	-	-	30,000

Shares issued in August 2004 at $0.16 per share to a consultant for services provided.	125,000	125	19,875	-	-	-	20,000

Shares issued in October 2004 to employees at $0.16 to $0.25 per share	48,804	49	8,335	-	-	-	8,384

Commitment to issue 100,000 shares of stock to a consultant at $0.23 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $0.125 per share, net of costs of $298,155	18,160,000	18,160	1,345,763	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October, 2004	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	4,900,000	4,900	(4,900)	-	-	-	-

Conversion of accounts payable to stock in October at $0.125 per share	1,257,746	1,258	107,382	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $0.11 per share	93,300	93	10,170	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

Issuance of stock to officer and director at $0.125 per share in October for conversion of liability	1,440,000	1,440	122,493	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.075 to $0.125 per share	6,703,151	6,703	417,514	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

Conversion of note payable in October into common stock at $0.075 per share	67,616	68	4,932	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation	100,000	100	34,900	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable	-	-	124,709	-	-	-	124,709

Shares issued per conversion of Note Payable - correction	(9,002)	(9)	9	-	-	-	-

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	62,423,391	$62,423	$7,922,943	$(169,986)	$-	$(7,208,027)	$607,353

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Sale of shares of common stock for cash at $0.20 per share in March 2005 for warrant exercise, net of costs	6,600,778	6,600	1,184,256	-	-	-	1,190,856

Value of warrants issued to members of advisory committees in March 2005	-	-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 50,000 shares of common stock at $0.65 per share.	-	-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.05 per share in June 2003	80,000	80	3,920	-	-	-	4,000

Value of warrants issued to members of advisory committee in June 2005	-	-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005	-	-	32,991	-	-	-	32,991

Issuance of 232,153 shares of common stock in July 2005 for conversion of notes payable	232,153	232	64,771	-	-	-	65,003

Issuance of 100,000 shares of common stock in August 2005 to a consultant for services provided	100,000	100	9,900	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005					-	(4,591,107)	(4,591,107)

Balance at December 31, 2005	69,436,322	$69,435	$9,465,501	$(2,760)	$-	$(11,799,134)	$(2,266,958)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to June 30, 2007
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Issuance of 100,000 shares to officer, previously accrued	100,000	100	41,316	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	34,464	35	16,162	-	-	-	16,197

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	19,288	19	2,392	-	-	-	2,411

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	16,324	16	2,025	-	-	-	2,041

Conversion of accrued interest to common stock at $0.10 per share in May, 2006	13,454	14	1,341	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.09 per share in June 2006	5,000	5	445	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	4,150,798	4,151	867,514	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	34,266,250	34,267	4,579,282	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	32,120	-	-	-	32,120

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)

Balance at December 31, 2006	108,041,900	$108,042	$15,522,690	$-	$5,483	$(13,285,180)	$2,351,035

Common stock issued as commission for equity fund raising	5,482,600	5,483	-	-	(5,483)	-	-

Common stock issued to consultant in January, 2007 at $0.15 per share	298,039	298	44,408	-	-	-	44,706

Common stock issued to consultants in January, 2007 at $0.155 per share	400,000	400	61,600	-	-	-	62,000

Common stock issued to consultants in January, 2007 at $0.15 per share	100,000	100	14,900	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	181,440	-	-	-	181,440

Value of options issued to employee in January, 2007	-	-	1,302	-	-	-	1,302

Loss for the three months ended March 31, 2007	-	-	-	-	-	(861,359)	(861,359)

Balance at March 31, 2007	114,322,539	$114,323	$15,826,340	$-	$-	$(14,146,539)	$1,794,124

Value of options issued to officer in January, February and March 2007	-	-	183,456	-	-	-	183,456

Value of options issued to employee in January 2007	-	-	1,302	-	-	-	1,302

Value of warrants issued to consultant in April 2007	-	-	89,800	-	-	-	89,800

Loss for the three months ended June 30, 2007	-	-	-	-	-	(1,115,096)	(1,115,096)

Balance at June 30, 2007	114,322,539	$114,323	$16,100,898	$-	$-	$(15,261,635)	$953,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006,
And For the Period of Inception (October 30, 2002) to June 30, 2007
(Unaudited)

	For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(1,976,455)	$(620,550)	$(15,261,635)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	564,168	45,926	4,883,684
Cost of penalty for late registration of shares - stock portion	-	(360,197)	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	(78,404)	560,434
(Gain) loss from marking to market - stock portion of penalty
for late registration of shares	-	(72,101)	(760,058)
(Gain) loss from marking to market - warrant portion of penalty
for late registration of shares	-	(46,755)	(378,198)
Legal fees for note payable	-	10,125	20,125
Placement fees for note payable	-	40,000	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	-	-	1,006,935
Depreciation and amortization	6,109	3,882	43,708
Changes in operating assets and liabilities:
Prepaid services and other assets	-	17,137	(35,158)
Accounts payable and accrued expenses	177,543	324,890	839,560
Salary advance	(2,475)	-	(3,975)

Net cash used in operating activities	(1,231,110)	(736,047)	(7,225,052)

Cash flows from investing activities:
Acquisition of property and equipment	(7,614)	(16,475)	(48,098)

Net cash used in investing activities	(7,614)	(16,475)	(48,098)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	-	509,875	1,953,375
Principal payments on notes payable and demand loans	-	-	(1,044,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	450	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	510,325	8,786,529

Net increase (decrease) in cash and cash equivalents	(1,238,724)	(242,197)	1,513,379

Cash and cash equivalents at beginning of period	2,752,103	265,860	-

Cash and cash equivalents at end of period	$1,513,379	$23,663	$1,513,379

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006,
And For the Period of Inception (October 30, 2002) to June 30, 2007
(Unaudited)
(Continued)

For the Six Months Ended June 30,		For the Period October 30, 2002 to
2007	2006	June 30, 2007

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$438	$80,053

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000.00

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$77,000	$16,198	$3,018,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$5,807	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$457,300	$-	$1,576,949

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$2,760	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$(994,574)	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$(124,524)	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$(39,887)	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$41,416	$41,416

Value of warrants issued to members of advisory board	$-	$17,219	$22,688

Services for note payable	$-	$9,750	$9,750

Issuance of shares for accounts payable	$44,706	$-	$44,706

Stock issued as commission for equity fund raising	$5,483	$-	$5,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Radilex and Viprovex , the Company’s potential drug candidates, have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

A summary of option activity under the Plan as of June 30, 2007, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,914,212	$0.50
Issued	100,000	0.13
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	6,014,212	$0.49

Non-vested at June 30, 2007	518,270	$0.21
Exercisable at June 30, 2007	5,495,942	$0.52

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.17 as of June 29, 2007, and the exercise price multiplied by the number of options outstanding. As of June 30, 2007, total unrecognized stock-based compensation expense related to stock options was $114,809. The total fair value of options vested during the six months ended June 30, 2007 was $367,501.

Interim financial statements

The accompanying balance sheet as of June 30, 2007, the statements of operations for the three and six months ended June 30, 2007 and 2006, and for the period of inception (October 30, 2002) to June 30, 2007, and the statements of cash flows for six months ended June 30, 2007 and 2006, and from the period of inception (October 30, 2002) to June 30, 2007 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets

Prepaid services and other current assets at June 30, 2007 consist of the following:

Prepaid insurance	$12,434
Prepaid expenses	35,597
$48,031

Salary Advance

The Company has made an advance of salary to one employee in the amount of $3,975 as of June 30, 2007.

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $2,260 as of June 30, 2007.

Note 2 – Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the three months ended June 30, 2007 and 2006 was $3,130 and $1,941, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2007 was $18,351.

The Company’s furniture and equipment at June 30, 2007 consists of the following:

Office Equipment	$41,950
Office furniture and fixtures	6,148
48,098
Accumulated depreciation	(18,351)
Total	$29,747

Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm co-signs this line of credit. At month-end June 30, 2007 the Company had an outstanding balance on the line of credit  of $15,847.

Options

During the three months ended June 30, 2007, options to purchase a total of 798,113 shares at prices of $0.22 to $0.231 per share were vested. These options are held by the Company’s President and Chief Executive Officer. The Company charged the amount of $183,456 to operations during the three months ended June 30, 2007.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2007:

Accounts payable and accrued liabilities	$526,041
Accounts payable - shell company	34,926
Credit cards payable	15,845
Insurance notes payable	5,138
Interest payable	8,656
State income tax payable	3,200
$593,806

Note 5 - Notes Payable

In August 2006, the cash advance in the amount of $50,000 the Company received from a director was converted into a promissory note payable. This note bears interest at the rate of 12% per annum. During the three months ended June 30, 2007, the Company accrued interest in the amount of $1,496 on this note.

Note 6 - Equity

Common stock

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

In January 2007, the  Company issued 400,000 shares of common stock at a price of $0.155 per share to a consultant for services to be performed through June 2007.  The Company charged the amount of $62,000 to prepaid services during the three months ended June 30, 2007.

In January 2007, the  Company issued 100,000 shares of common stock at a price of $0.15 per share to a consultant for services to be performed through March 2007.  The Company charged the amount of $15,000 to operations during the three months ended June 30, 2007.

Warrants

In April 2007, the Company issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  The Company charged to operations the amount of $89,800 the value of the warrants that vested during the three months ended June 30, 2007.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$ .05-.10	594,780	1.91	$.05-.10	594,780	1.91
.125-.22	2,514,319	3.55	.125-.22	1,764,319	3.01
.23-.56	31,477,434	3.72	.23-.56	27,977,430	3.58
1.00	677,564	1.44	1.00	677,564	1.44
2.00	16,550	1.13	2.00	16,550	1.13
	35,280,647	3.63		31,030,643	3.46

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2006	30,651,543	$0.37
Granted	5,000,000	0.28
Exercised	-	-
Cancelled or expired	(370,900)	0.32
Outstanding at June 30, 2007	35,280,647	$0.35

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.75%	4.50% to 4.75%
Expected stock price volatility	87.71%	93% to 73%
Expected dividend payout	-	-
Expected option life-years (a)	3 to 5	3 to 5

Options

In January 2007, the Company issued options to purchase 100,000 shares of common stock an employee. The options vest 12,500 every quarter for the next two years.  The Company charged to operations the amount of $1,302 the value of the options that vested during the three months ended June 30, 2007.

On April 24, 2007, the Board of Directors of the Company appointed a new director, Robert J. Hariri, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the Company’s Board of Directors, the Company will grant to Dr. Hariri under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to 85% of the fair market value on the date of the grant approval to vest within 30 days. As of June 30, 2007, the Board has not approved the non-qualified stock issuance.

On May 14, 2007, the Board of Directors of the Company appointed a new director, Lance K. Gordon, Ph.D., to the Company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the Company’s Board of Directors, the Company will grant to Dr. Gordon under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to 85% of the fair market value on the date of the grant approval to vest within 30 days. As of June 30, 2007, the Board has not approved the non-qualified stock issuance.

During the six months ended June 30, 2007, options to purchase a total of 798,113 shares of common stock held by the Company’s president and chief executive officer were vested.  The Company charged to operations the amount of $183,456 for the value of the options during the six months ended June 30, 2007.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.128-0.22	3,800,000	4.22	$0.128-0.22	3,329,668	4.82
0.23	1,896,970	4.04	0.23	1,849,032	4.15
0.31	1,000	3.46	0.31	1,000	3.46
0.33	103,030	3.14	0.33	103,030	3.14
0.44	150,000	3.01	0.44	150,000	3.01
25.00	63,212	2.75	25.00	63,212	2.75
	6,014,212			5,495,942

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	5,914,212	$0.50
Granted	100,000	0.13
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2007	6,014,212	$0.49

Non-vested at June 30, 2007	518,270	$0.21
Exercisable June 30, 2007	5,495,942	$0.52

Note 7 - Subsequent Events

Effective August 1, 2006, we converted a cash advance from a director into a twelve-month unsecured senior promissory note in the amount of $50,000 bearing an annual interest rate of 12%. We repaid $56,000, the outstanding principal amount of the note plus accrued interest in the amount of $6,000, on August 6, 2007.

On August 1, 2007 the Board of Directors approved by Unanimous Written Consent to grant stock option awards totaling ten million stock options to officers, directors and consultants pursuant to the terms of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan.  The awards are as follows:  Six million sixty-thousand (6,060,000) stock options were issued to Officers and employees in the form of incentive stock options with a strike price of $0.195 per share and non-qualified stock options with a strike price equal to $0.166 per share; three million two-hundred fifty-thousand (3,250,000) non-qualified stock options with a strike price equal to $0.166 per share were issued to directors per the terms of their agreements, or for reaching certain milestones: and lastly, six hundred ninety thousand (690,000) non-qualified stock options with strike prices ranging from $0.166 per share to $0.195 per share were issued to consultants per the terms of their agreements or as bonuses.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB and in the "Risk Factors" section of our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and May 8, 2007.

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

Overview

IR BioSciences Holdings, Inc. is a development stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex™ and Viprovex®. We defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use of such compounds. Our goal is to develop these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, such as influenza and anthrax. We hope there may exist not only a market for products related to biodefense through governmental purchasing, but there also may exist a potential commercial market for treatments of cancer treatment side-effects and seasonal influenza.

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

We are researching Radilex for use as a potential treatment for acute exposure to radiation. To date we have sponsored and co-sponsored radiation studies utilizing rodents. The results of these studies suggest Radilex may play a role in increased survival among tested rodents following exposure to lethal doses of gamma radiation. We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand alone treatment or as a co-therapeutic agent to be used with other therapies.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. Based on early studies on Homspera and existing literature on Substance P, we are researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin. To date we have sponsored studies related to the treatment of influenza, the exposure to anthrax spores and on exposure to formalin. We believe the results of these studies indicated potential efficacy in the use of Viprovex as both a stand alone treatment and an adjuvant, to be used in conjunction with other drugs. If Viprovex can be developed, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-along drug or as an adjuvant to other existing drugs.

To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome and the other for the potential use of Viprovex in the treatment of avian influenza.

We have filed patent applications and provisional patent applications, for the use of Homspera and derivatives thereof.  We own four registered patents, two issued U.S. and two issued foreign patents, one of which represents nine countries in the European Union.  We also have 34 pending patents, eleven pending U.S. patent applications and 23 pending foreign patent applications as well as six U.S. provisional patent applications.

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

Results of Operations for the Three Month Periods Ended June 30, 2007 and June 30, 2006

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses ("SG&A") were $1,141,908 for the three months ended June 30, 2007, an increase of $539,936 or approximately 90% compared to SG&A of $601,972 during the three months ended June 30, 2006. The increase is primarily due to higher costs for officer compensation, non-cash compensation and public relations. For the three months ended June 30, 2007, this amount consisted primarily of officer compensation of $155,625, public relations and marketing of $15,504, legal and accounting fees of $195,494, non-cash compensation costs of $274,380, research and development of $157,633, other consulting fees of $99,236 and payroll and related costs of $51,782.

We expect SG&A to increase during the coming twelve months as we continue to build out our infrastructure and to develop our potential drugs and therapeutics.

Interest Income (net)

Interest income (net) was $26,812 for the three months ended June 30, 2007, an increase of $41,869 or approximately 278% compared to interest expense (net) of $15,057 for the three months ended June 30, 2006. Interest income increased during the three months ended June 30, 2007 due to higher cash balances from the Private Placement in the fourth quarter of 2006.

We expect interest income to decrease during the coming twelve months as we use the proceeds from the Private Placement to fund operations.

Net Loss

For the reasons stated above and due to a one-time adjustment to Other Income in the three months ended June 30, 2006 that resulted in a net gain of $1,158,985 relating to the cost of penalty for late  registration of shares (as described below)

Results of Operations for the Six Month Periods Ended June 30, 2007 and June 30, 2006

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

SG&A was $2,016,018 for the six months ended June 30, 2007, an increase of $852,902 or approximately 73% compared to SG&A of $1,163,116 during the six months ended June 30, 2006. The increase is primarily due to higher costs for officer compensation, non-cash compensation and public relations. For the six months ended June 30, 2007, this amount consisted primarily of officer compensation of $391,489, inclusive of an incentive bonus of $82,239 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, public relations and marketing of $130,766, legal and accounting fees of $309,765, non-cash compensation costs of $457,300, research and development of $234,467, other consulting fees of $125,090 and payroll and related costs of $71,608.

Interest Income (net)

Interest income (net) was $47,678 for the six months ended June 30, 2007, an increase of $62,569 or approximately 420% compared to interest expense of $14,891 for the six months ended June 30, 2006. Interest income increased during the six months ended June 30, 2007 due to higher cash balances from the Private Placement in the fourth quarter of 2006.

Net Loss

For the reasons stated above and due to a one-time adjustment to Other Income in the six months ended June 30, 2006 that resulted in a net gain of $557,457  relating to the cost of penalty for late  registration of shares our net loss for the six months ended June 30, 2007 was $1,976,455 or $0.02 per share, an increase of $1,355,905 or approximately 219% compared to a net loss of $620,550 for the six months ended June 30, 2006.

Going Concern

Our independent certified public accountants have stated in their report included in our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007, that we have incurred a net loss and negative cash flows from operations of $1,486,046 and $2,035,484 respectively, for the year ended December 31, 2006. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

Penalties for Late Registration

During the six months ended June 30, 2006, we accrued the issuance of 1,383,600 shares of common stock and warrants to purchase an additional 544,800 shares of common stock pursuant to a penalty calculation with regard to the late registration of shares sold in a private placement in October 2004.

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 19,600,000 shares of our common stock and warrants to purchase 9,800,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we fail to complete this registration. This penalty amounted to an aggregate of 461,200 shares and 181,600 warrants per 30 day period until such a time as this registration statement is made effective. As of June 30, 2006, we were required to issue an additional 6,625,907 shares of common stock and warrants to purchase an additional 2,724,000 shares of common stock. At the time these liabilities were incurred, the shares were valued at $2,448,511 and the warrants were valued at $744,177. The shares were valued at the market price of the Company's common stock at the time the liabilities were incurred. The warrants were valued utilizing the Black-Scholes valuation model. The aggregate amount of $555,973 was charged to operations as cost of penalty for late registration of shares during the three months ended June 30, 2006. The shares and warrants were re-valued at June 30, 2006, and the result of this re-valuation was to increase the value of the shares by $52,423 and to decrease the value of the warrants by $6,868. These decreases were credited to other (income) expense during the three months ended June 30, 2006. At June 30, 2006, the fair value of the common stock issuable under the penalty for late registration of shares is $2,186,549, and the fair value of the warrants issuable under the penalty for late registration of shares is $476,662. These amounts appear as current liabilities on the Company's condensed consolidated balance sheet at June 30, 2006.

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

Product Research and Development

We incurred an expense of $234,467 for the six months ended June 30, 2007 in research and development activities related to the development of Radilex and Viprovex versus an expense of $116,035 for the six months ended June 30, 2006. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $1,261,064 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through June 30, 2007, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2007.

Liquidity And Capital Resources

At June 30, 2007, we had current assets of $1,565,385 consisting of cash of $1,513,379 and other current assets of $52,006. At June 30, 2007, we also had current liabilities of $643,806, consisting of accounts payable and accrued liabilities of $593,806 and notes payable of $50,000. This resulted in net working capital at June 30, 2007 of $921,579. During the six months ended June 30, 2007, we used cash in operating activities of $1,231,110. From the date of inception (October 30, 2002) to June 30, 2007, we have had a net loss of $15,261,635 and has used cash of $7,225,052 in operating activities.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. . We met our cash requirements from our inception through June 30,, 2007 via the private placement of $7,877,901 of our common stock and $908,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to June 2007, we were able to obtain financing of $9,097,736 from a series of private placements of our securities (which resulted in net proceeds to us of $7,877,901). Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2008. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient working capital to meet or operating needs through January 2008. Thereafter, we believe that we will require an additional $2,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the six months ended June 30, 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended June 30, 2007, we have relied on the services of outside consultants for services and currently have seven total employees, five full-time employees and two part-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs; a science associate, and, the fifth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

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

Risk Factors

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

Risks Related to Our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of June 30, 2007, we had a working capital of $921,579. This amount consists of cash of $1,513,379 and other current assets of $52,006 less accounts payable and accrued liabilities of $593,806 and notes payable of $50,000. We have incurred a net loss of $15,261,635 for the period from our inception in October 2002 to June 30, 2007, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the three months ended June 30, 2007 was $1,115,096.  As of June 30, 2007, we had an accumulated deficit of $15,261,635.

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

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2007, the Company issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  The Company charged to operations the amount of $89,800 the value of the warrants that vested during the three months ended June 30, 2007.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4: Submission Of Matters To A Vote Of Securities Holders

None.

Item 5: Other Information

Effective August 1, 2006, we converted a cash advance from a director into an unsecured senior promissory note in the amount of $50,000 bearing an annual interest rate of 12%.  We repaid $56,000, the outstanding principal amount of the note plus accrued interest in the amount of $6,000, on August 6, 2007.

On August 1, 2007 the Board of Directors approved by Unanimous Written Consent to grant stock option awards totaling ten million stock options to officers, directors and consultants pursuant to the terms of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan.  The awards are as follows:  Six million sixty-thousand (6,060,000) stock options were issued to Officers and employees in the form of incentive stock options with a strike price of $0.195 per share and non-qualified stock options with a strike price equal to $0.166 per share; three million two-hundred fifty-thousand (3,250,000) non-qualified stock options with a strike price equal to $0.166 per share were issued to directors per the terms of their agreements, or for reaching certain milestones: and lastly, six hundred ninety thousand (690,000) non-qualified stock options with strike prices ranging from $0.166 per share to $0.195 per share were issued to consultants per the terms of their agreements or as bonuses.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer