Form 10KSB/A
period 2005-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2007-10-12
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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

Transitional Small Business Disclosure Format Yes ☐  No ☒

i

Explanatory Note

In response to certain comments raised by the staff of the Securities and Exchange Commission, the Registrant is filing this Amendment No. 2 on Form 10-KSB/A (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2005 originally filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2006, and as amended by Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Commission on March 30, 2006 (the “Original Form 10-KSB”).  This Amendment contains revisions to:

•
Add additional detail for clarification of descriptions of the Registrant’s potential products and development thereof to Business and Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations;

•	Update Risk Factors; and,

•	Update closing sales price, number of shares outstanding and beneficial ownership.

For the convenience of the reader, this Amendment sets forth the text of the Original Form 10-KSB in its entirety.  As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-KSB have been revised, re-executed and re-filed as of the date of this Amendment.  All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

ii

iii

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

Our patents, patent applications and continued research are derived from discoveries made during research studies related to the function of Substance P performed before the formation of the Company. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of research on Substance P, these scientists created a number of synthetic analogues, structural derivatives with slight chemical differences, for study. One of these, which we have named Homspera, is the basis for our drug development efforts and our intellectual property. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. There can be no assurance that our interpretation of the results of our studies will prove to be accurate after further testing and our beliefs regarding the potential uses of our drug candidates may never materialize.

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

Substance P And Homspera™

Our patents, patent applications and continued research are derived from discoveries made during research studies related to the function of Substance P, which is found in the body and has a large number of actions. These studies, performed prior to our formation, were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of this research, these scientists created for study a number of analogues, or structural derivatives with slight chemical differences, of Substance P. One of these analogues of Substance P, which we have termed Homspera, is the basis for our research and development of potential drug candidates.

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

Based on our interpretation of these results, our current focus is on the development of two potential drug applications, Radilex and Viprovex. We have created the trade names Radilex and Viprovex to more easily differentiate the potential applications with respect to their development and potential future market opportunities.  Although the active ingredient, Homspera, is chemically equivalent in both Radilex and Viprovex, their administration and their formulations differ.

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

Product Candidate	Pharmacological Identification	Animal Safety	Pre-Clinical Mechanistic	Phase I	Phase II	Phase III

Acute Radiation Syndrome
Radilex	In-progress	Planned	In-progress	—	—	—

Infectious disease
Viprovex	In-progress	Planned	In-progress	—	—	—

Chemical exposure
Viprovex	In-progress	Planned	Planned	—	—	—

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

To date we have sponsored seven radiation studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to study dose response to radiation, the impact on survival and to distinguish survival response using different forms of drug delivery. In each of these studies mice were exposed to varying levels of radiation and the Radilex was aerosolized in water and administered to the test subject animals by inhalation.

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

Based on the above referenced, and other, data, we believe that one possible mechanism by which Radilex is able to prolong survival in animal models (either in addition to its effect on stem cells or perhaps as a mechanism by which it impacts stem cells), is by modulating the activities of the PARP-1 enzyme within cells. By possibly preventing cells from dying, Radilex may be effective in treating the impact of cell radiation, thereby decreasing the likelihood of death.

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

Unlike Radilex, we are currently formulating Viprovex in a buffered saline solution as its preferred method of administration is intranasal.

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

If we are successful in obtaining additional funding through grants or investment capital, we anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $2,500,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes initial costs for a radiation study on large animals, which we estimate start-up costs and initial studies of up to $1,000,000 depending on the choice of contractor, additional animal pharmacology studies, formulation and animal safety/toxicity studies, as well as, small pilot pharmacological studies exploring possible additional indications. If we are unable to raise additional capital, our research and development activities will be lessened.

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

Mr. Michael Deutsch, Associate Advisor: Homeland Security Liaison, Principal, Immediate Solutions, LLC

Manufacturing

Radilex and Viprovex both have distinct methods of administration, formulations and dosing regimens. We do not have, and do not intend to establish, manufacturing facilities to produce Homspera, Radilex or Viprovex or any other potential products, if any, that may be derived from Homspera.

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

Registered Patents:

Title	Serial No.
Substance P Treatment for Immunostimulation	US 5,945,508
Substance P Treatment for Immunostimulation	US 5,998,376
Substance P Treatment for Immunostimulation	Australia 737201
Substance P Treatment for Immunostimulation	European 0957930

Patents Pending:

Title	Serial No.
Acute Respiratory Syndromes	US 10/553232
Acute Respiratory Syndromes	Europe (Application number TBA)
Acute Respiratory Syndromes	Singapore (Application number TBA)
Acute Respiratory Syndromes	Vietnam 1-2005-015
Amelioration of Effects of Cigarette Smoke	US 10/645,839
Amelioration of Effects of Cigarette Smoke	Singapore 2005 01072-3
Amelioration of Effects of Cigarette Smoke	Vietnam 1-2005-00215
Amelioration of Effects of Cigarette Smoke	Japan 2004-532943
Amelioration of Effects of Cigarette Smoke	European Union 3791722.6
Amelioration of Effects of Cigarette Smoke	Canada -2496447
Anti-Aging Effects of Substance P	PCT/US05/13113
Inducing and Maintaining Hair Color	PCT/US05/13112
Method to Promote Wound Healing	US 60/622,015
Prevention of Respiratory Diseases in Fowl	US 60/641153
Prevention of Respiratory Diseases in Fowl	Singapore 200500467-6
Prevention of Respiratory Infection in Fowl	Vietnam 1-2005-00599
Prevention of Respiratory Infection in Fowl	Thailand 097659
Stimulation of Hair Growth	US 10/539/734
Substance P Treatment for Immunostimulation	Canada 2,261,885
Treatment of Asthma	US 60/667,062
Treatment of Asthma	Singapore 200504104-1
Treatment of Skin Diseases	US 60/642,996
Treatment of Skin Diseases	Vietnam 1-2005-00598
Treatment of Skin Diseases	Thailand 098080
Treatment of Skin Diseases	Singapore 200500466-8

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

Competitive Environment

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Hollis-Eden Pharmaceuticals, Inc., Amgen Inc. and Cleveland Biolabs, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as VaxGen, Inc., Acambis plc and Emergent BioSolutions have developed or are developing vaccines against infectious diseases, including anthrax.

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

Employees

`                 From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have five total employees, two contract employees and three full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John Fermanis,  our Chief  Financial  Officer;  and, the third serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, other than the addition of one senior level appointment to the position of Senior Vice President of Scientific Development.

`                As we continue to expand, we will incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

`                Our future success depends in large part upon our ability to attract and retain highly skilled scientific personnel.  The competition in the scientific industry for such personnel is intense, and we cannot be sure that we will be successful in attracting and retaining such personnel. Most of our consultants and employees and several of our executive officers began working for us recently, and all employees are subject to "at will" employment. We cannot guarantee that we will be able to replace any of our scientific personnel in the event their services become unavailable.

Risk Factors

`                IN EVALUATING OUR BUSINESS,  YOU SHOULD  CONSIDER THE FOLLOWING DISCUSSIONS OF RISKS, IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT AS WELL AS OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY OF THE FOLLOWING RISKS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

Risks Related To Our Financial Results

We have  limited cash  resources,  an  accumulated  deficit,  are not  currently Profitable and expect to incur significant expenses in the near future.

`                As of December 31, 2005, we had a working capital deficit of $2,273,444. This amount consists of cash of $265,860 and current assets of $24,507, accounts payable of $243,703, accrued current liabilities of $258,426 and an accrued current liability of $2,061,683 related to a penalty for the late registration of the securities sold in our October 2004 private placement. We anticipate settling this late registration penalty in additional shares of common stock and warrants to purchase additional shares of common stock. If this non-cash liability were to be removed from our working capital position as of December 31, 2005, we would have a working capital deficit of $211,761. We have incurred a substantial net loss for the period from our inception in October 2002 to December 31, 2005, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2009 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to  become  and  remain  profitable  or we may be unable to fund our Continuing losses, in which case our business may fail.

`                We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the fiscal year ended December 31, 2005 was $4,591,107. As of December 31, 2005, we had an accumulated deficit of $11,799,134.

Our independent outside auditors have raised substantial doubt about our ability To continue as a going concern.

`                Our independent certified public accountants have stated in their report included in this Form 10-KSB/A that the Company has incurred a net loss and negative cash flows from operations of $4,591,107 and $1,884,113, respectively, for the year ended December 31, 2005, and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

We will be required to raise additional capital to fund our operations. If we cannot raise needed additional capital in the future, we will be required to cease operations.

`                Based on our current plans, we believe our existing  financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through March 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require approximately $5 million over the next 12 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

     You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

`                If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond March 2006. Our working capital deficit as of December 31, 2005 was $211,761 net of the accrual of securities pursuant to the penalty provision of our October 2004 private placement. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

`                We estimate that we will require approximately $5 million to meet our expenses for the next 12 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

We will need to conduct significant additional research, preclinical testing and clinical testing and expect to incur losses as we research, develop and seek regulatory approvals for our potential products.

`                 All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. We will need to conduct significant additional research, pre-clinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our drug candidates, nor have we been in a position to seek such approval. Until such time as we are able to file a New Drug Application (NDA),and it is subsequently approved, we will not be able to market or manufacture any products.

`                If our potential products fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, our business may fail. In addition, to compete effectively, any future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

Our operating expenses are unpredictable, which may adversely affect our business, operations and financial condition.

`                As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. We currently anticipate that a significant portion of any revenue would be derived from Radilex and Viprovex; however, the size and extent of such revenues, if any, are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we expand our operations.

Risks Related To Our Business

If our plan is not successful or management is not effective, the value of our common stock may decline.

`                Our operating subsidiary, ImmuneRegen BioSciences, Inc., was founded in October 2002. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

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

`                We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

`                Our principal development efforts are currently centered on Radilex and Viprovex, which are potential drug candidates derived from Homspera. All drug candidates require U.S. Food and Drug Administration ("FDA") and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. Our research and development efforts for our drug candidates are at a very early stage; they have not been, and may not be, approved for commercial sale by the FDA or any other governmental regulatory agency. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited pre-clinical studies of our potential drug candidates using various small animal models; significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our potential products and will not generate revenues. Even if we receive regulatory approval of a potential product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

All our applications are derived from the use of homspera. If homspera is found to be unsafe or ineffective, our business would be materially harmed.

`                Our current potential drug candidates, Radilex and Viprovex, are derived from Homspera. In addition, we plan to utilize Homspera in the development of any future products we market. If these current or future product candidates are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our business operations, since all of our primary revenue sources would be negatively affected by such findings.

If we fail to successfully develop and commercialize products, we will have to cease operations.

`                Our failure to develop and commercialize products successfully will cause us to cease operations. Our current potential drug candidates, Radilex and Viprovex, will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we will ever obtain any regulatory approvals of Homspera. We currently are focusing our core competencies on the development of Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

`                Our current potential drug candidates, Radilex, Viprovex and our technologies utilizing Homspera are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in large animals or humans. Regulatory authorities may not permit large animal or human testing of Radilex, Viprovex or any other potential products derived from Homspera. Even if large animal or human testing is permitted, none of Radilex, Viprovex or any other potential drug candidate, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

`                The results of our pre-clinical studies may not be indicative of future pre-clinical or clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products or technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential products may not achieve market acceptance. Any potential products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

`                Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of any of our proposed products. The appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our proposed products or, if previously approved, necessitate their withdrawal from the market.

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

The potential market for Radilex and Viprovex is largely dependent on procurements by the U.S. and foreign governments. Although a number of governments have historically purchased drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we have not been approached for nor can we guarantee any purchase orders our potential products, if any, by such government.

To date, although we have filed formal responses to governmental grants, Request for Information (RFI) and Request for Proposal (RFP) for therapeutics to treat ARS and exposure to various chemical and biological agents, none have resulted in funding or a commitment to purchase our potential products, if any. Additionally, we cannot guarantee that our response to any future RFI, RFP or other grant application will result in funding, stockpiling orders or a commitment to purchase our potential products, if any.

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

`                The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Our current drug candidates, Radilex and Viprovex, will have to undergo clinical trials and the marketing and manufacturing of these drug candidates, if any, will be subject to rigorous testing procedures. Our research and development efforts are at a very early stage and Radilex and Viprovex have only undergone pre-clinical testing in mice. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of Radilex and Viprovex or any other potential products, if any, derived from Homspera. Moreover, any significant delays in clinical trials will impede our ability to commercialize our applications and generate revenue and could significantly increase our development costs. The commencement and completion of clinical trials for Radilex, Viprovex or any other potential products, if any, derived from Homspera, could be delayed or prevented by a variety of factors, including:

•	delays in obtaining regulatory approvals to commence a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	delays in the enrollment of patients;

•	lack of efficacy during clinical trials; or,

•	unforeseen safety issues.

`                Even if marketing approval from the FDA is received, the FDA may impose post-marketing requirements, such as:

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

`                Additionally, the FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our applications. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

`                Even if human clinical trials of Radilex, Viprovex or any other potential products, if any, derived from Homspera are initiated and successfully completed, the FDA may not approve any of them for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our potential products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

`                The FDA has not designated expanded access protocols for Radilex or Viprovex as "treatment" protocols. The FDA may not determine that Radilex or Viprovex meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Radilex or Viprovex are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with any of them. The FDA also may not consider Radilex or Viprovex to be an appropriate candidate for acceptance as Emergency Use Authorization for Promising Medical Countermeasures Under Development, accelerated approval, expedited review or fast track designation.

If we fail to obtain approval from foreign regulatory authorities, we will not be allowed to market or sell our potential products in other countries, which would adversely affect our levels of future revenues, if any.

`                Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export our potential drug candidates outside the United States on a commercial basis will be subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all.

`                Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

Clinical trials may fail to demonstrate the safety and efficacy of our potential drug candidates, the effect of which could prevent or significantly delay regulatory approval and therefore adversely affect the timing and level of future revenues, if any.

`                Prior to receiving approval to commercialize Radilex, Viprovex or any other potential products, if any, derived from Homspera, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that they are both safe and effective. We will need to demonstrate such potential products' efficacy and monitor their safety throughout the process. If any future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

`                All of our applications are prone to the risks of failure inherent in biologic development. The results of early-stage clinical trials of our applications do not necessarily predict the results of later-stage clinical trials. Applications in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our applications is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our applications, or in receiving regulatory approval for the sale of any products resulting from our applications, may severely harm our business and reputation.

Delays in the conduct or completion of our pre-clinical or clinical studies or the analysis of the data from our pre-clinical or clinical studies may result in delays in our planned filings for regulatory approvals or adversely affect our ability to enter into collaborative arrangements.

`                We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

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

`                The manufacturing process of Radilex, Viprovex or any other potential products, if any, derived from Homspera is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products and we have not manufactured any of the limited quantities of Radilex and Viprovex used in our studies to date. We may not successfully arrange for contract manufacturing of Radilex, Viprovex or any other potential products, if any, derived from Homspera in production quantities and this could prevent us from commercializing products or limit our profitability from any such proposed products.

We rely on third party manufacturers for the manufacture of Radilex, Viprovex and Homspera. Our inability to manufacture Radilex, Viprovex and Homspera, and our dependence on such manufacturers, may delay or impair our ability to generate revenues, or adversely affect our profitability.

`                  For the manufacture of Radilex, Viprovex and Homspera, we obtain synthetic peptides from third party manufacturers. If any of these proposed manufacturing operations prove inadequate, there may be no assurance that any other arrangements may be established on a timely basis or that we could establish other manufacturing capacity on a timely basis. Our dependence on such manufacturers may delay or impair our ability to generate revenues, or adversely affect our profitability.

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
`
`                  Our ability to market and commercialize Radilex, Viprovex or any other potential product, if any, derived from Homspera depends on the acceptance of potential drug candidates based on Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about us and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of potential drug candidates based on Homspera, we may not be able to successfully commercialize any proposed products or generate revenue.

Product liability exposure may expose us to significant liability or costs which would adversely impart our future operating results and divert funds from the operation of our business.

`                  We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

We may fail to protect adequately our proprietary technology, which would allow competitors to take advantage of our research and development efforts, the effect of which could adversely affect any competitive advantage we may have.

   We own two issued U.S. and two issuedforeign patents and two pending Patent Cooperation Treaty (PCT) applications, seven pending U.S. provisional patent applications and 16 pending foreign provisional patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes.

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

                  Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock. We recently withdrew a registration statement we had filed with the SEC to register an aggregate of 64,545,747 shares of our Common Stock for resale by investors. We do not intend to include these shares in the registration statement to be filed by us following this offering, nor do we intend to refile that prior registration statement.

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

We closed a private placement of securities on December 6, 2006 pursuant to which we agreed to register 51,399,375 shares of our common stock and shares of common stock underlying purchase warrants. We filed a resale registration statement on Form SB-2 to register for resale such shares of common stock on June 21, 2007. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

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

	2006
	High	Low
1st Quarter (through March 24, 2006)	$0.35	$0.20

	2005
	High	Low
1st Quarter	$1.00	$0.33
2nd Quarter	0.52	0.26
3rd Quarter	0.48	0.28
4th Quarter	$0.52	$0.19
	2004
	High	Low
1st Quarter	$1.00	$0.32
2nd Quarter	0.51	0.11
3rd Quarter	0.19	0.09
4th Quarter	$0.40	$0.15

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

                  Pursuant to the terms of a placement agency agreement, dated September 3, 2004, by and between us and Joseph Stevens & Co., Inc., we issued 4,900,000 shares of our common stock to individuals designated by Joseph Stevens & Co., Inc., upon the closing of the private placement. The shares were issued as consideration for the services of Joseph Stevens & Co., Inc. as our placement agent in the private placement.

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

                  Effective December 22, 2004, Dr. Harris resigned from his position as a member of our Board of Directors and a member of the Board of Directors of ImmuneRegen BioSciences, Inc., our subsidiary.

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

                  Our patents, patent applications and continued research are derived from discoveries made during research studies, performed before our formation, related to the function of Substance P.. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of research on Substance P, these scientists created a number of synthetic analogues, structural derivatives with slight chemical differences, for study. One of these, which we have named Homspera, is the basis for our drug development efforts and our intellectual property. All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. There can be no assurance that our interpretation of the results of our studies will prove to be accurate after further testing and our beliefs regarding the potential uses of our drug candidates may never materialize.

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

Product Research and Development

                  Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2004 and 2005 was limited. We spent approximately $113,731 and $150,091 in 2005 and 2004, respectively, in research and development activities related to the development of Radilex and Viprovex, and we spent $116,035 for the six months ended June 30, 2006. From our inception in October 2002, we have spent $422,829 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as consulting fees for Drs. Witten and Siegel among others, have been classified in consulting fees for consistency of financial reporting.

                  If we are successful in obtaining additional funding through grants or investment capital, we anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $2,500,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes initial costs for a radiation study on large animals, which we estimate start-up costs and initial studies of up to $1,000,000 depending on the choice of contractor, additional animal pharmacology studies, formulation and animal safety/toxicity studies, as well as, small pilot pharmacological studies exploring possible additional indications. If we are unable to raise additional capital, our research and development activities will be lessened.

                  We believe we will be able to apply to the FDA for approval for the use of Radilex for the treatment of acute radiation syndrome and for approval for the use of Viprovex for the treatment of maladies caused by chemical and biological exposure based upon the "animal efficacy rule." Under either the animal efficacy rule or Phase II and Phase III efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

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

Research and Development of Radilex in Radiological Exposure Applications

To date we have sponsored seven radiation studies and co-sponsored three radiation studies all of which were conducted utilizing rodents to study dose response to radiation, the impact on survival and to distinguish survival response using different forms of drug delivery. In each of these studies mice were exposed to varying levels of radiation and the Radilex was aerosolized in water and administered to the test subject animals by inhalation.

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

Research and Development of Viprovex in Biological Exposure Applications

We are researching the efficacy of Viprovex as a potential treatment, either as a stand alone application or as co-therapeutic treatment, for exposure to various biological agents, such as infectious disease, including influenza and anthrax. Unlike Radilex, we are currently formulating Viprovex in a buffered saline solution as its preferred method of administration is intranasal.

We believe that results from our animal studies may reveal the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.
Influenza.

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

We are currently sponsoring a series of studies with Hyperion Biotechnology Inc. at their laboratory facilities located at Brooks City-Base in San Antonio, Texas. The purpose of these studies is to determine if Viprovex could reduce the mortality rate of an active infection of pulmonary anthrax. The first of these studies was initiated in October 2005. This research suggested, we believe, that Viprovex offers protection from anthrax exposure in a mouse model. In these studies, we witnessed mice treated with Viprovex to have a greater survival rate 11 days post-exposure to anthrax spores. Additionally, we believe that this research suggests Viprovex to elicit a dose-dependent prophylactic protection from anthrax in a mouse model.

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

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

IR BIOSCIENCES HOLDINGS, INC.

IR Biosciences Holdings, Inc.

Index to Financial Statements

Page No.
Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheet at December 31, 2005	F-4

Consolidated Statements of Losses for the two years ended
December 31, 2005 and 2004 and the period October 30, 2002
(Date of Inception) through December 31, 2005	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the period
October 30, 2002 (Date of Inception) through December 31, 2005	F-6 to F-9

Consolidated Statements of Cash Flows for the two years ended
December 31, 2005 and 2004 and the period October 30, 2002
(Date of Inception) through December 31, 2005	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-25

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

New York, New York
March 24, 2006*

*Adjusted for typographical error

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

December 31, 2005
Assets
Current assets

Cash and cash equivalents	$265,860
Prepaid services and other current assets	24,507

Total current assets	290,367

Deposits and other assets	2,260
Furniture and equipment, net of accumulated
depreciation of $3,862	4,226

Total assets	$296,853

Liabilities and Stockholders' Deficit
Current liabilities

Accounts payable and accrued liabilities	502,128
Warrant portion of penalty for late registration
of shares - with registration rights (See note E)	384,145
Commom stock portion of penalty for late
Registration of shares (See note E)	1,677,538

Total current liabilities	2,563,811

Commitments and Contingencies	--

Stockholders' deficit
Preferred stock, 0.001 par value:
10,000,000 shares authorized, no shares
issued and outstanding	--
Common stock, $0.001 par value; 100,000,000
shares authorized; 69,436,319 shares issued
and outstanding at December 31, 2005	69,435

Additional paid-in capital	9,465,501
Deferred compensation	(2,760)
Deficit Accumulated during the Development Stage	(11,799,134)
Total stockholder's deficit	(2,266,958)

Total liabilities and stockholders' deficit	$296,853

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period October 30, 2002 to December 31, 2005
Operating expenses:

Selling, general and administrative expenses	$2,534,417	$4,498,390	$8,124,301
Merger fees and costs	--	--	350,000
Financing cost	--	--	90,000
Impairment of intangible asset	6,393	--	6,393

Total operating expenses	2,540,810	4,498,390	8,570,694

Operating loss	(2,540,810)	(4,498,390)	(8,570,694)

Other expense:
Cost of penalty for late registration of shares	2,630,761	--	2,630,761
Gain from marking to market - warrant portion
of penalty for late registration of shares	(254,693)	--	(254,693)
Gain from marking to market - stock portion
of penalty for late registration of shares	(314,385)	--	(314,385)
Interest (income) expense, net	(11,386)	807,017	1,166,757

Total other (income) expense	(2,050,297)	807,017	3,228,440

Loss before income taxes	(4,591,107)	(5,305,407)	(11,799,134)

Provision for income taxes	--	--	--
Net loss	$(4,591,107)	$(5,305,407)	$(11,799,134)

Net loss per share - basic and diluted	$(0.07)	$(0.16)	$(0.30)
Weighted average shares outstanding -
basic and diluted	67,691,598	33,510,168	38,934,503

The accompanying notes are an integral part of these consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
Balance at October 30, 2002 (date of inception)	--	$--	$--	--	$--	$--

Shares of common stock issued at $0.0006
per share to founders for license of
proprietary right in December 2002	16,612,276	16,612	(7,362)	--	--	9,250

Shares of common stock issued at $0.0006 per
share to founders for services rendered in
December 2002	1,405,310	1,405	(623)	--	--	782

Shares of common stock issued at $0.1671 per
share to consultants for services rendered
in December 2002	53,878	54	8,946	(9,000)	--	--

Sale of common stock for cash at $0.1671 per
share in December 2002	185,578	186	30,815	--	--	31,001

Net loss for the period from inception
(October 30, 2002) to December 31, 2002	--	--	--	--	(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	18,257,042	18,257	31,776	(9,000)	(45,918)	(4,885)

Shares granted to consultants at $0.1392 per
share for services rendered in January 2003	98,776	99	13,651	--	--	13,750

Sale of shares of common stock for cash at
$0.1517 per share in January 2003	329,552	330	49,670	--	--	50,000

Shares granted to consultants at $0.1392 per
share for services rendered in March 2003	154,450	154	21,346	--	--	21,500

Conversion of notes payable to common stock
at $0.1392 per share in April 2003	1,436,736	1,437	198,563	--	--	200,000

Shares granted to consultants at $0.1413 per
share for services rendered in April 2003	14,368	14	2,016	--	--	2,030

Sale of shares of common stock for cash at
$0.2784 per share in May 2003	17,960	18	4,982	--	--	5,000

Sales of shares of common stock for cash at
$0.2784 per share in June 2003	35,918	36	9,964	--	--	10,000

Conversion of notes payable to common stock
at $0.1392 per share in June 2003	718,368	718	99,282	--	--	100,000

Beneficial conversion feature associated with
notes issued in June 2003	--	--	60,560	--	--	60,560

Amortization of deferred compensation	--	--	--	9,000	--	9,000

Costs of GPN Merger in July 2003	2,368,130	2,368	(123,168)	--	--	(120,799)

Value of warrants issued with extended notes
payable in October 2003	--	--	189,937	--	--	189,937

Value of Company warrants issued in
conjunction with fourth quarter notes
payable issued October through
December 2003	--	--	207,457	--	--	207,457

Value of warrants contributed by founders
in conjunction with fourth quarter notes
payable issued October through
December 2003	--	--	183,543	--	--	183,543

Value of warrants issued for services in
October through December 2003	--	--	85,861	--	--	85,861

Net loss for the year ended
December 31, 2003	--	--	--	--	(1,856,702)	(1,856,702)
Balance at December 31, 2003	23,431,300	$23,431	$1,035,441	$--	$(1,902,620)	$(843,748)

The accompanying notes are an integral part of these consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to December 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
Shares granted at $1.00 per share pursuant to
the Senior Note Agreement in January 2004	600,000	600	599,400	(600,000)	--	--

Shares issued at $1.00 per share to a
consultant for services rendered in
January 2004	800,000	800	799,200	(800,000)	--	--

Shares issued to a consultant at $0.62
per share for services rendered in
February 2004	40,000	40	24,760	(24,800)	--	--

Shares issued to a consultant at $0.40 per
share for services rendered in March 2004	1,051,600	1,051	419,589	(420,640)	--	--

Shares issued to a consultant at $0.50 per
share for services rendered in March 2004		500,000	500	249,500	(250,000)	--

Shares sold for cash at $0.15 per share
in March, 2004	8,000	8	1,192	--	--	1,200

Shares issued at $0.50 per share to
consultants for services rendered in
March 2004	20,000	20	9,980	--	--	10,000

Shares issued to a consultant at $0.40 per
for services rendered in March 2004	2,000	2	798	--	--	800

Shares issued to consultants at $0.32 per
share for services rendered in March 2004	91,600	92	29,220	--	--	29,312

Shares to be issued to consultant at $0.41 per
share in April 2004 for services to be
rendered through March 2005	--	--	--	(82,000)	--	(82,000)

Shares granted pursuant to the New Senior Note
Agreement in April 2004	600,000	600	149,400	(150,000)	--	--

Shares issued to officer at $0.32 per share for
services rendered in April 2004	200,000	200	63,800	--	--	64,000

Conversion of note payable to common stock at
$0.10 per share in May 2004	350,000	350	34,650	--	--	35,000

Beneficial Conversion Feature associated with
note payable in May 2004	--	--	35,000	--	--	35,000

Issuance of warrants to officers and founder
for services rendered in May 2004	--	--	269,208	--	--	269,208

Shares to a consultant at $0.20 per share as a
due diligence fee in May 2004	125,000	125	24,875	--	--	25,000

Shares issued to a consultant at $1.00 per
share for services to be rendered over
twelve months beginning May 2004	500,000	500	499,500	(500,000)	--	--

Beneficial Conversion Feature associated with
notes payable issued in June 2004	--	--	3,000	--	--	3,000

Issuance of warrants to note holders in April,
May, and June 2004	--	--	17,915	--	--	17,915

Issuance of warrants to employees and
consultants for services rendered in
April through June 2004	--	--	8,318	--	--	8,318

Shares issued in July to a consultant at
$0.10 for services to be rendered through
July 2005	250,000	250	24,750	(25,000)	--	--

Shares issued to a consultant in July and
September at $0.41 per share for services
to be rendered through April 2005	200,000	200	81,800	--	--	82,000

Shares issued to a consultant in September at
$0.12 to $0.22 for services rendered
through September 2004	127,276	127	16,782	--	--	16,909

The accompanying notes are an integral part of these consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to December 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
Shares issued in July to September 2004 as
interest on note payable	300,000	300	35,700	--	--	36,000

Issuance of warrants with notes payable in
July and August 2004	--	--	72,252	--	--	72,252

Accrued deferred compensation in August 2004
to a consultant for 100,000 shares at $0.10
per share, committed but unissued	--	--	--	(10,000)	--	(10,000)

Shares issued in August 2004 at $0.14 to a
consultant for services to be performed
through October 2004	100,000	100	13,900	(14,000)	--	--

Shares issued in August 2004 at $0.125 per
share for conversion of $30,000 demand loan	240,000	240	29,760	--	--	30,000

Shares issued in August 2004 at $0.16 per
share to a consultant for services provided	125,000	125	19,875	--	--	20,000

Shares issued in October 2004 to employees at
$0.16 to $0.25 per share	48,804	49	8,335	--	--	8,384

Commitment to issue 100,000 shares of stock to
a consultant at $0.23 per share for services
to be provided through September 2005	--	--	--	(23,000)	--	(23,000)

Sale of stock for cash in October at $0.125 per
share, net of costs of $298,155	18,160,000	18,160	1,345,763	--	--	1,363,923

Value of warrants issued with sale of common
stock in October, net of costs	--	--	607,922	--	--	607,922

Issuance of warrant to officer in October, 2004	--	--	112,697	--	--	112,697

Issuance of stock to investment bankers in
October 2004 for commissions earned	4,900,000	4,900	(4,900)	--	--	--

Conversion of accounts payable to stock in
October at $0.125 per share	1,257,746	1,258	107,382	--	--	108,640

Value of warrants issued with accounts
payable conversions	--	--	48,579	--	--	48,579

Conversion of demand loan to stock in October
at $0.11 per share	93,300	93	10,170	--	--	10,263

Forgiveness of notes payable in October 2004	--	--	36,785	--	--	36,785

Issuance of stock to officer and director at
$0.125 per share in October for conversion
of liability	1,440,000	1,440	122,493	--	--	123,933

Value of warrants issued with officer and
director conversion of liabilities	--	--	56,067	--	--	56,047

Conversion of debt and accrued interest to
common stock at $0.075 to $0.125 per share	6,703,151	6,703	417,514	--	--	424,217

Value of warrants issued with conversion
of debt	--	--	191,111	--	--	191,111

Conversion of note payable in October into
common stock at $0.075 per share	67,613	68	4,932	--	--	5,000

Issuance of warrants to note holders in
October 2004	--	--	112,562	--	--	112,562

Value of shares issued to CFO as compensation	100,000	100	34,900	--	--	35,000

Value of warrants issued to members of
advisory committees in November
and December	--	--	16,348	--	--	16,348

Beneficial conversion feature associated with
notes payable	--	--	124,709	--	--	124,709

Shares issued in error to be cancelled	(9,002)	(9)	9	--	--	--

Amortization of deferred compensation through
December 31, 2004	--	--	--	2,729,454	--	2,729,454

Loss for the year ended
December 31, 2004	--	--	--	--	(5,305,407)	(5,305,407)
Balance at December 31, 2004	62,423,388	62,423	7,922,943	(169,986)	(7,208,027)	607,353

The accompanying notes are an integral part of these consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
Sale of shares of common stock for cash at
$0.20 per share in Mar 2005 for warrant
exercise, net of costs	6,600,778	6,600	1,184,256	--	--	1,190,856

Value of warrants issued to members
of advisory committees in March 2005	--	--	137,049	--	--	137,049

Deferred compensation in Feb 2005 to a
consultant for 50,000 shares of stock at
$0.65 per share.	--	--	--	(32,500)	--	(32,500)

Warrants exercised at $0.05 per share
in June 2003	80,000	80	3,920	--	--	4,000

Value of warrants issued to members of
advisory committee in June 2005	--	--	70,781	--	--	70,781

Value of warrants issued to investors and
service providers in June 2005	--	--	32,991	--	--	32,991

Issuance of 232,153 shares of common
stock in July 2005 for conversion of
notes payable	232,153	232	64,771	--	--	65,003

Issuance of 100,000 shares of common stock
in August 2005 to a consultant for
services provided	100,000	100	9,900	--	--	10,000

Value of warrants issued to advisory
committee in September 2005 for services	--	--	20,491	--	--	20,491

Amortization of deferred comp for the
twelve months ended December, 2005	--	--	--	199,726	--	199,726

Value of warrants issued in October
and December 2005 to investors and
service providers	--	--	18,399	--	--	18,399

Loss for the year ended
December 31, 2005	--	--	--	--	(4,591,107)	(4,591,107)

	69,436,319	69,435	9,465,501	(2,760)	(11,799,134)	(2,266,958)

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period October 30, 2002 to December 31, 2005
Cash flows from operating activities:
Net loss	$(4,591,107)	$(5,305,407)	$(11,799,134)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	520,853	3,284,577	3,920,853
Cost of penalty for late registration of shares -
stock portion	1,991,923	--	1,991,923
Cost of penalty for late registration of shares -
warrant portion	638,838	--	638,838
(Gain) loss from marking to market - stock portion
of penalty for late registration of shares	(314,385)	--	(314,385)
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	(254,693)	--	(254,693)
Impairment of intangible asset	6,393	--	6,393
Interest expense	4,007	83,776	156,407
Amortization of discount on notes payable	--	704,633	1,006,935
Depreciation and amortization	3,201	13,255	29,218
Changes in operating assets and liabilities:
Prepaid services and other assets	9,946	29,130	3,234
Accounts payable and accrued expenses	100,911	148,854	655,953

Net cash used in operating activities	(1,884,113)	(1,041,182)	(3,958,458)

Cash flows from investing activities:
Acquisition of property and equipment	--	(4,783)	(8,087)

Net cash used in investing activities	--	(4,783)	(8,087)

Cash flows from financing activities:
Proceeds from notes payable	--	32,500	1,233,500
Principal payments on notes payable and demand loans	(14,997)	--	(264,997)
Shares of stock sold for cash	1,190,856	1,973,045	3,259,902
Proceeds from exercise of warrant	4,000	--	4,000
Officer repayment of amounts paid on his behalf	--	--	19,880
Cash paid on behalf of officer	--	--	(19,880)

Net cash provided by financing activities	1,179,859	2,005,545	4,232,405

Net increase (decrease) in cash and cash equivalents	(704,254)	959,580	265,860

Cash and cash equivalents at beginning of period	970,114	10,534	--
Cash and cash equivalents at end of period	$265,860	$970,114	$265,860

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004	For the Period October 30, 2002 to December 31, 2005
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$	$ 1,706	$54	$43,553

Taxes		$-	$-	$-

Acquisition and capital restructure:
Assets acquired		-	-	-
Liabilities assumed		-	-	(120,799)
Common stock retained		-	-	(2,369)
Adjustment to additional paid-in capital		-	-	123,168
Organization costs		-	-	350,000
Total consideration paid		$-	$-	$350,000

Common stock issued in exchange for proprietary rights		$-	$-	$9,250

Common stock issued in exchange for services		$10,000	$2,878,006	$2,925,286

Common stock issued in exchange for previously incurred
debt and accrued interest		$65,003	$695,591	$1,060,594

Common stock issued as interest		$-	$36,000	$36,000

Amortization of beneficial conversion feature		$-	$162,709	$223,269
Stock options and warrants issued in exchange for services
rendered		$279,949	$406,571	$772,381

Debt and accrued interest forgiveness from note holders		$-	$36,785	$36,785

Common stock issued in satisfaction of amounts due to an
Officer and a Director		$-	$180,000	$180,000

Common stock issued in satisfaction of accounts payable		$-	$157,219	$157,219

Amortization of deferred compensation		$199,726	$-	$199,726

Fair value of common stock and warrants in connection
with the late filing of registration statement		$2,630,761	$-	$2,630,761
Gain from marking to market - stock portion of
penalty for late registration of shares		$314,385	$-	$314,385
Gain from marking to market - warrant portion of
penalty for late registration of shares		$254,693	$-	$254,693

Impairment of intangible asset		$6,393	$-	$6,393

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $4,591,107 and $5,305,407, respectively. In addition, its current liabilities exceed its current assets by $2,273,444 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

	Twelve months ended December 31,
	2005	2004
Net loss, as reported	$(4,591,107)	$(5,305,407)

Compensation recognized under
under APB 25	--	--
Compensation recognized under
SFAS 123	(83,150)	--

Pro forma net loss	$(4,674,257)	$(5,305,407)

Pro forma loss per share	$(0.07)	$(0.16)

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

Note B - Property, Plant and Equipment

The Company's property and equipment at December 31, 2005 consists of the following:

Office Equipment	$6,665
Office Fixtures and Furniture	1,423
8,088
Accumulated Depreciation	(3,862)
$4,226

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

The costs and accumulated amortization of intangible assets at December 31 are summarized as follows:

2005
Technology License	$9,250
Website	22,500
Less: accumulated amortization	(25,357)
Impairment of intangible asset	(6,393)
Intangible assets, net	$-

Note D - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2005 are as follows:

Common stock portion of penalty for late
registration of shares	$1,677,538
Warrant portion of penalty for late
registration of shares - with
registration rights	384,145
Accounts payable & accrued liabilities	475,030
Insurance contract payable	18,000
Accrued interest	9,098
Total	$2,563,811

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

During the year ended December 31, 2004, the Company issued an aggregate of 5,481,280 shares of common stock to consultants for services in the amount of $2,877,872. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 300,000 shares of common stock as with a fair value of $36,000 as interest on a note payable. In addition, in conjunction with a private placement of stock (see below), the Company issued 6,855,062 shares of common stock in exchange for $ 630,591 of previously incurred debt and accrued interest. In addition, the Company issued 590,000 shares of common stock in exchange for $65,000 of previously issued debt. Total debt exchanged for stock during the year ended December 31, 2004 was $695,591 of debt and interest for 7,745,062 shares of common stock. The Company also sold an aggregate of 18,160,000 shares of common stock in exchange for $ 1,971,045 cash, net of costs and fees. The Company also sold 8,000 shares of common stock for $1,200. The Company also issued an aggregate of 4,900,000 shares of common stock to individuals designated by its investment bankers as fees. The Company also issued 1,257,746 shares of common stock in settlement of $157,219 of accounts payable. In addition, the Company issued an aggregate 1,440,000 shares of common stock to an officer and a director in satisfaction $180,000 of liabilities.

Private Placement of Common Stock

In October 2004, the Company completed a private placement of its common stock (the "Private Placement") whereby the Company sold an aggregate of $2,450,000 worth of units (each a "Unit" and collectively, the "Units") to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended) (the transaction is referred to herein as the "Private Placement"). The Company received proceeds of $1,971,845 after costs of the issuance of $298,155. Included in the $2,450,000 sale was conversion of $180,000 of accrued salary and consulting fees due to an officer and an director of the Company. The number of shares of common stock issued pursuant to the Private Placement was 19,600,000, along with warrants to purchase an additional 9,080,000 shares, plus warrants to purchase an additional 720,000 shares issued to the officer and director. The Company also issued an additional 4,900,000 shares of common stock to individuals designated by its investment banker as commission. The investment bankers did not acquire any warrants pursuant to this transaction.

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

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$25.00	63,212	4.24	$25.00	63,212	4.24
0.31	1,000	4.95	0.31	1,000	4.95
0.33	103,030	4.61	0.33	103,030	4.61
0.44	150,000	4.34	0.44	150,000	4.34
	317,242			317,242

Transactions  involving  stock  options  issued to employees  are  summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	63,212	25.00
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2004	63,212	$25.00
Granted	254,030	0.39
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2005	317,242	$5.30

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$.05-.10	519,780	3.38	$.05-.10	519,780	3.38
.125-.21	911,819	3.46	.125-.21	911,819	3.46
.25-.56	9,271,405	3.57	.25-.56	9,271,405	3.57
1.00	867,311	2.08	1.00	867,311	2.08
2.00	46,550	3.21	2.00	46,550	3.21
	11,616,865	3.44		11,616,865	3.44

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at January 1, 2004	832,510	$.82
Granted	16,831,199	.47
Exercised	(6,600,778)	.50
Canceled or expired	--	--
Outstanding at December 31, 2004	11,062,931	.48
Granted	757,464	.44
Exercised	(80,000)	.05
Canceled or expired	(123,530)	2.00
Outstanding at December 31, 2005	11,616,865	$.46

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

In October 2004, the Company issued a warrant to its President to purchase 448,980 shares (post-split) at a price of $0.125 per share (post-split) as a performance bonus for introducing financial partners to the Company through which the Company raised a minimum of $2,000,000 in equity and debt financings in a series of transactions. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

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

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carryforward	$1,740,000
Valuation allowance	(1,740,000)
Net deferred tax asset	$--

Note L - Losses Per Common Share

The following  table  presents the  computations  of basic and dilutive loss per share:

	2005	2004	For the Period From October 30, 2002 (Date of Inception) Through December 31, 2005
Net loss available to
common shareholders	$(4,591,107)	(5,305,407)	$(11,799,134)
Basic and fully diluted
loss per share	$(0.07)	$(0.16)	$(0.30)
Weighted average common
shares outstanding	67,691,598	33,510,168	38,934,503

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

		Annual Compensation
Name and principal position	Year	Salary ($)		Bonus ($)
Michael K. Wilhelm(1)	2005	275,000		28,870	(2)
Chief Executive Officer and President	2004	175,000		247,301	(3)
	2003	125,000		0

John N. Fermanis	2005	161,416	(5)	4,590	(6)
Chief Financial Officer (4)	2004	0		0
	2003	0		0
__________________

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

(3)   Reflects the value of 948,980 warrants granted to Michael K. Wilhelm as performance bonuses. In May 2004, the Company issued a warrant to Mr. Wilhelm to purchase 500,000 shares (post-split) of common stock at a price of $0.25 per share (post-split). The warrants were issued as performance bonuses. The Company valued these warrants using the Black-Scholes model, and charged the amount of $134,604 to operations during the twelve months ended December 31, 2004. In October 2004, the Company issued a warrant to Mr. Wilhelm to purchase 448,980 shares (post-split) at a price of $0.125 per share (post-split) as a performance bonus for introducing financial partners to the Company through which the Company raised a minimum of $2,000,000 in equity and debt financings in a series of transactions. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

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

Pursuant to the terms of his employment agreement dated August 5, 2006, Mr. Wilhelm, our President and Chief Executive Officer, is to receive cash fees and issued unregistered shares of the Company’s common stock if the Company consummates a Transaction, as defined below, with any unaffiliated third party, the number of shares to be issued to be the product of the percentage of transaction value, as defined in the employment agreement, divided by the closing bid price of the Company’s common stock on the trading date immediately preceding the closing of the Transaction. The Cash Fee component of the award will be capped at a maximum amount equal to one times the annual salary of Mr. Wilhelm.

For purposes of the tables below, a “Transaction” is (i) an equity or debt financing involving the Company or any subsidiary thereof, (ii) a direct or indirect acquisition, merger, consolidation, restructuring or any similar related transaction of all or substantially all of the assets or stock of the Company or (iii) a research collaboration, strategic partnership, research grant, license agreement, funded research study or other similar transaction.

Cash Transaction: (Transaction includes at least $1 Million in Cash or Cash Equivalents)

Transaction Value	Cash Fee	Stock Issuance
$1 to $2,500,000	5.00% of Transaction Value	5.00% of Transaction Value
$2,500,001 to $5,000,000	4.00% of Transaction Value	4.00% of Transaction Value
$5,000,001 to $7,500,000	3.00% of Transaction Value	3.00% of Transaction Value
$7,500,001 or Above	2.50% of Transaction Value	2.50% of Transaction Value

Non-Cash Transaction: (Transaction Includes Less Than $1 Million in Cash or Cash Equivalents)

Transaction Value	Cash Fee	Stock Issuance
$1 to $2,500,000	0% of Transaction Value	10.00% of Transaction Value
$2,500,001 to $5,000,000	0% of Transaction Value	8.00% of Transaction Value
$5,000,001 to $7,500,000	0% of Transaction Value	6.00% of Transaction Value
$7,500,001 or Above	0% of Transaction Value	5.00% of Transaction Value

(ii) A one time grant of an incentive option to purchase 103,030 shares of the Company's Common Stock, at an exercise price equal to the fair market value per share on the date option is granted and a nonstatutory option to purchase 1,896,970 shares at such time that the Company's 2003 Stock Plan is amended to authorize additional shares.

In connection with Mr. Wilhelm's new employment agreement, we also entered into a change of control agreement and a severance agreement with him on August 10, 2005. Under the change of control agreement, Mr. Wilhelm is entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means, at any time within that period which is one-year from the change of control date (including such date), the termination of the employment of Mr. Wilhelm (i) by us without cause or (ii) due to constructive termination, as such terms are defined in the change of control agreement. Further, in the event of an involuntary termination, the agreement provides that we shall pay Mr. Wilhelm a lump sum amount in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to Mr. Wilhelm for a completed fiscal year or other measuring period preceding the date of involuntary termination under any annual or long-term incentive plan and which, as of the date of involuntary termination, is contingent only upon the continued employment of Mr. Wilhelm to a subsequent date, and (ii) a pro rata portion to the date of involuntary termination of the aggregate value of all contingent incentive compensation awards to Mr. Wilhelm for all then uncompleted periods under any such plan. Further, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

Under the severance agreement, Mr. Wilhelm is entitled to a continuation of his base salary for a period of 18 months following an involuntary termination, which means the termination of the employment of Mr. Wilhelm (i) by us without cause or (ii) due to constructive termination, as such terms are defined in the severance agreement. Further, in the event of an involuntary termination, the agreement provides that we shall pay Mr. Wilhelm an amount equal to the amount of executive incentive pay (bonus) that he would have received for the year in which the involuntary termination occurred had he met one hundred percent (100%) of the target for such incentive pay. Also, under this agreement, 100% of the unvested portion of each outstanding stock option granted to Mr. Wilhelm shall be accelerated so that they become immediately exercisable upon the date of involuntary termination.

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

Options Granted In The Year Ended December 31, 2005

 The following table sets forth information concerning individual grants of stock options in 2005 to the Named Executive Officers:

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees	Exercise or Base Price Per Share	Expiration Date	5%	10%
Michael K. Wilhelm	103,030	40.6%	$0.33	8/10/10	$9,394	$20,757
	150,000	59.0	0.44	5/20/10	18,235	40,294

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

Item 11. Security ownership of certain beneficial owners and management and related stockholder matters

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of September 7, 2006 by: (i) all those known by IR BioSciences Holdings, Inc. to be beneficial owners of more than five percent of its common stock, (ii) each director and executive officer of IR BioSciences Holdings, Inc., and (iii) all executive officers and directors of IR BioSciences Holdings, Inc. as a group. Unless indicated below, the address for each listed stockholder is c/o IR BioSciences Holdings, Inc., 4021 North 75th Street, Suite 201, Scottsdale, Arizona 85251.

Name	Beneficial Ownership (1)		% of Shares (2)
Michael K. Wilhelm	11,406,784	(3)	13.7
John N. Fermanis	180,000	(4)	*
Theodore Staahl	3,489,464	(5)	4.7
Hal N. Siegel, PhD	5,000	(6)	*

All executive officers and
directors as a group (4 persons)	15,081,248		18.6

5% Stockholders

Mark L. Witten, PhD	9,211,138	(7)	12.4

* Less than one percent.

1.     Beneficial ownership is determined in accordance with the rules of the  Securities and Exchange Commission. In general, a person who has voting  power or investment power with respect to securities is treated as  beneficial owner of those securities. Common shares subject to options  and warrants currently exercisable or exercisable within 60 days of September  7, 2006 count as outstanding for computing the percentage beneficially  owned by the person holding these options or warrants.

2.    Percentages are based on 73,775,651 shares of common stock outstanding as  of September 7, 2006.

3.     Includes 2,088,718 shares of common stock underlying warrants and 5,650,000  shares of common stock underlying options that are currently exercisable  or exercisable within 60 days of September 7, 2006. Includes 2,066,138  shares of common stock purchase warrants issued to Foresight Capital  Partners, a company controlled by Michael Wilhelm that are currently  exercisable or exercisable within 60 days of September 7, 2006.

4.     Includes 80,000 shares of common stock underlying warrants that are  currently exercisable or exercisable within 60 days of M September 7, 2006.

5.     Includes 273,000 shares of common stock underlying warrants that are  currently exercisable or exercisable within 60 days of September 7, 2006.

6.     Includes 5,000 shares of common stock underlying warrants that are  currently exercisable or exercisable within 60 days of September 7, 2006.

7.     Dr. Mark Witten was a co-founder of the Company. Dr. Witten terminated his consulting agreement with us on February 1, 2006. Includes 712,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days of September 7, 2006.

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation
plans approved by
security holders	254,030	(1)	$0.39	201,966	(3)

Equity compensation
plans not approved by
security holders	11,680,077	(2)	$0.59	--

Total	11,934,107		201,966

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

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at January 1, 2004	832,510	$.82
Granted	16,831,199	.47
Exercised	(6,600,778)	.50
Canceled or expired	--	--
Outstanding at December 31, 2004	11,062,931	.48
Granted	757,464	.44
Exercised	(80,000)	.05
Canceled or expired	(123,530)	2.00
Outstanding at December 31, 2005	11,616,865	$.46

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

Employment Agreement

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

As of August 15, 2004, we had accrued payables due to our President and CEO, Michael Wilhelm, of $109,374. No interest was charged to this payable. In connection with our recently completed private offering in October 2004, $89,500 of such amount was converted into 716,000 shares of common stock and warrants to purchase 358,000 shares of common stock.

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

10.2(a)First Amendment to Consulting Agreement dated January 2003 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and David Harris (incorporated by reference to exhibit 10.2(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.3     Consulting Agreement dated December 16, 2002 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and Mark Witten (incorporated by reference to exhibit 10.3 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.3(a)First Amendment to Consulting Agreement dated January 2003 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, and Mark Witten (incorporated by reference to exhibit 10.3(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.4    License Agreement dated December 16, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.4(a)First Amendment to License Agreement dated December 20, 2002 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(a) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.4(b)Second Amendment to License Agreement dated June 26, 2003 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(b) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

10.4(c)Assignment Agreement dated February 23, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(c) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.4(d)Assignment Agreement dated February 23, 2005 among ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant, David Harris and Mark Witten (incorporated by reference to exhibit 10.4(d) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on July 20, 2005).

10.4(e)Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(e) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.4(f)Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(f) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.4(g)Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(g) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.4(h)Assignment Agreement dated November 7, 2005 between ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant and Mark Witten (incorporated by reference to exhibit 10.4(h) of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

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

32.1     Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________

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

		December 31, 2005	December 31, 2004
(i)	Audit Fees	$67,000	$75,341
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	10,000	--
(iv)	All Other Fees	--	--
Total fees		$77,000	$75,341

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2007.

IR BIOSCIENCES HOLDINGS, INC.

Date: October 10, 2007	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Wilhelm Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	October 10, 2007

/s/ John N. Fermanis John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	October 10, 2007

/s/ Hal N. Siegel Hal N. Siegel, Ph.D.	Director	October 10, 2007

/s/ Theodore E. Staahl Theodore E. Staahl, M.D.	Director	October 10, 2007

/s/ Robert J. Hariri Robert J. Hariri, M.D., Ph.D.	Director	October 10, 2007

/s/ Lance K. Gordon Lance K. Gordon, Ph.D.	Director	October 10, 2007