Form 10QSB
period 2007-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2007-11-14
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 ________________________

FORM 10-QSB
 _______________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2007

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File Number: 033-05384

IR BIOSCIENCES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3301899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258
(Address of principal executive offices)  Zip Code

Registrant's telephone number, including area code: (480) 922-3926

4021 N. 75th Street, Suite 201, Scottsdale, Arizona 85251
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

The number of shares outstanding of Registrant's common stock as of November 14, 2007 was 114,322,539.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

PART I. Financial Information

Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited)	F-1
Condensed Consolidated Statement of Losses for the three and nine months ended September 30, 2007 and 2006, and for the period of inception (October 30, 2002) to September 30, 2007 (unaudited)	F-2
Condensed Consolidated Statement of Stockholders' Equity from date of inception (October 30, 2002) to September 30, 2007 (unaudited)	F-3 to F-10
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and for the period of inception (October 30, 2002) to September 30, 2007 (unaudited)	F-11 to F12
Notes to Unaudited Condensed Consolidated Financial Statements	F-13 to F-19
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	3
Item 3. Controls and Procedures	8

PART II Other Information

Item 1. Legal Proceedings	9
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits	10

Signatures	11

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet as of September 30, 2007
(Unaudited)

Current assets

Cash and cash equivalents	$871,987
Prepaid services and other current assets (Note 1)	33,921
Salary advance (Note 1)	3,000

Total current assets	908,908

Furniture and equipment, net of accumulated depreciation of $21,544 (Note 2)	26,553
Deposits and other assets (Note 1)	2,260

Total assets	$937,721

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$664,820
Total current liabilities	664,820

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
114,322,539 shares issued and outstanding at September 30, 2007 (Note 6)	114,323
Additional paid-in capital	17,858,988
Deficit accumulated during the development stage	(17,700,410)
Total stockholders’ equity	272,901

Total liabilities and stockholders' equity	$937,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Losses
For the three and nine months ended September 30, 2007 and 2006,
And for the period of inception (October 30, 2002) to September 30, 2007
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2007	2006	2007	2006	September 30, 2007
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	2,447,782	598,045	4,463,800	1,761,161	15,033,418
Merger fees and costs	-	-	-	-	350,000
Financing cost	-	-	-	-	90,000
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	2,447,782	598,045	4,463,800	1,761,161	15,479,811

Operating loss	(2,447,782)	(598,045)	(4,463,800)	(1,761,161)	(15,479,811)

Other expense:
Cost of penalty for late registration of shares	-	-	-	(438,601)	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	(76,750)	-	(123,505)	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	(373,572)	-	(445,673)	(760,058)
Interest (income) expense, net	(10,221)	32,290	(57,899)	47,181	1,157,366

Total other (income) expense	(10,221)	(418,032)	(57,899)	(960,598)	2,211,270

Income (loss) before income taxes	(2,437,561)	(180,013)	(4,405,901)	(800,563)	(17,691,081)

Provision for income taxes	(1,214)	-	(9,329)	-	(9,329)

Net (loss)	$(2,438,775)	$(180,013)	$(4,415,230)	$(800,563)	$(17,700,410)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)	$(0.34)

Weighted average shares outstanding -
basic and diluted	114,322,539	71,429,544	114,188,044	70,165,289	51,487,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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
From date of inception (October 30, 2002) to September 30, 2007
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to September 30, 2007
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Common stock issued as commission for equity fund raising	5,482,600	5,483	-	-	(5,483)	-	-

Common stock issued to consultant in January, 2007 at $0.15 per share	298,039	298	44,408	-	-	-	44,706

Common stock issued to consultants in January, 2007 at $0.155 per share	400,000	400	61,600	-	-	-	62,000

Common stock issued to consultants in January, 2007 at $0.15 per share	100,000	100	14,900	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	181,440	-	-	-	181,440

Value of options issued to employee in January, 2007	-	-	1,302	-	-	-	1,302

Loss for the three months ended March 31, 2007	-	-	-	-	-	(861,359)	(861,359)

Balance at March 31, 2007	114,322,539	$114,323	$15,826,340	$-	$-	$(14,146,539)	$1,794,124

Value of options issued to officer in January, February and March 2007	-	-	183,456	-	-	-	183,456

Value of options issued to employee in January 2007	-	-	1,302	-	-	-	1,302

Value of warrants issued to a consultant in April 2007	-	-	89,800	-	-	-	89,800

Loss for the three months ended June 30, 2007	-	-	-	-	-	(1,115,096)	(1,115,096)

Balance at June 30, 2007	114,322,539	$114,323	$16,100,898	$-	$-	$(15,261,635)	$953,586

Value of options issued to employee in January 2007			1,466				1,466

Value of options issued to officer in January, February and March 2007			106,561				106,561

Value of options issued to employees in July 2007			996,133				996,133

Value of options issued to directors in July 2007			537,833				537,833

Value of options issued to consultants in July 2007			77,499				77,499

Value of warrants issued to a consultant in April 2007			38,599				38,599

Loss for the three months ended September 30, 2007	-	-	-	-	-	(2,438,775)	(2,438,755)

Balance at September 30, 2007	114,322,539	$114,323	$17,858,989	$-	$-	$(17,700,410)	$272,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006,
And For the Period of Inception (October 30, 2002) to September 30, 2007
(Unaudited)

	For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(4,415,230)	$(800,563)	$(17,700,410)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	2,292,390	144,087	6,611,906
Cost of penalty for late registration of shares - stock portion	-	(360,197)	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	(78,404)	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	(445,673)	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	(123,505)	(378,198)
Legal fees for note payable	-	20,125	20,125
Placement fees for note payable	-	65,000	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	-	-	1,006,935
Depreciation and amortization	9,303	5,885	46,902
Changes in operating assets and liabilities:
Prepaid services and other assets	43,978	28,048	8,820
Accounts payable and accrued expenses	248,557	571,918	910,574
Salary advance	(1,500)	-	(3,000)

Net cash used in operating activities	(1,822,502)	(973,279)	(7,816,444)

Cash flows from investing activities:
Acquisition of property and equipment	(7,614)	(22,587)	(48,098)

Net cash used in investing activities	(7,614)	(22,587)	(48,098)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	-	719,875	1,953,375
Principal payments on notes payable and demand loans	(50,000)	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	450	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	(50,000)	720,325	8,736,529

Net increase (decrease) in cash and cash equivalents	(1,880,116)	(275,541)	871,987

Cash and cash equivalents at beginning of period	2,752,103	265,860	-

Cash and cash equivalents at end of period	$871,987	$(9,681)	$871,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006,
And For the Period of Inception (October 30, 2002) to September 30, 2007
(Unaudited)
(Continued)
For the Nine Months Ended September 30,		For the Period October 30, 2002 to
2007	2006	September 30, 2007
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$9,737	$1,027	$89,790

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000.00

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$77,000	$16,198	$3,018,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$5,807	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$2,215,390	$786,605	$3,335,039

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$46,552	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$1,053,904	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$(805,870)	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$(201,910)	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$41,416	$41,416

Value of warrants issued to members of advisory board	$-	$20,714	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$44,706	$-	$44,706

Stock issued as commission for equity fund raising	$5,483	$-	$5,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 and Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007 and on May 8, 2007.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Radilex and Viprovex, the Company’s potential drug candidates, have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

A summary of option activity under the Plan as of September 30, 2007, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,914,212	$0.50
Issued	10,100,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2007	16,014,212	$0.30

Non-vested at September 30, 2007	137,500	$0.16
Exercisable at September 30, 2007	15,876,712	$0.30

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of September 30, 2007, and the exercise price multiplied by the number of options outstanding. As of September 30, 2007, total unrecognized stock-based compensation expense related to stock options was $17,273. The total fair value of options vested during the nine months ended September 30, 2007 was $2,086,991.

Interim financial statements

The accompanying balance sheet as of September 30, 2007, the statements of operations for the three and nine months ended September 30, 2007 and 2006, and for the period of inception (October 30, 2002) to September 30, 2007, and the statements of cash flows for nine months ended September 30, 2007 and 2006, and from the period of inception (October 30, 2002) to September 30, 2007 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets

Prepaid services and other current assets at September 30, 2007 consist of the following:

Prepaid insurance	$2,278
Prepaid expenses	31,643
$33,921

Salary Advance

The Company has made an advance of salary to one employee in the amount of $3,000 as of September 30, 2007.

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $2,260 as of September 30, 2007.

Note 2 – Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the three months ended September 30, 2007 and 2006 was $3,194 and $2,003, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $9,303 and $5,885, respectively.  The amount depreciated from the date of inception (October 30, 2002) through September 30, 2007 was $21,544.

The Company’s furniture and equipment at September 30, 2007 consists of the following:

Office Equipment	$41,950
Office furniture and fixtures	6,147
48,097
Accumulated depreciation	(21,544)
Total	$26,553

Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer co-signs this line of credit. At September 30, 2007 the Company had an outstanding balance on the line of credit of $19,750.

Options

During the three months ended September 30, 2007, options to purchase a total of 443,269 shares at prices of $0.22 to $0.231 per share held by the Company’s President and Chief Executive Officer were vested. The Company charged the amount of $106,561 to operations during the three months ended September 30, 2007.

During the three months ended September 30, 2007, options to purchase a total of 3,250,000 shares at $0.166 per share held by three directors of the Company were issued and vested.   The Company charged the amount of $537,833 to operations during the three months ended September 30, 2007.

During the three months ended September 30, 2007, options to purchase a total of 5,500,000 shares at prices of $0.166 to $0.195 per share held by officers of the Company were issued and vested.   The Company charged the amount of $905,285 to operations during the three months ended September 30, 2007.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2007:

Accounts payable and accrued liabilities	$603,731
Accounts payable - shell company	34,926
Credit cards payable	19,750
Interest payable	3,213
State income tax payable	3,200
$664,820

Note 5 - Notes Payable

In August 2006, the cash advance in the amount of $50,000 the Company received from a director was converted into a promissory note payable. This note bears interest at the rate of 12% per annum. During the three months ended September 30, 2007, the Company accrued interest in the amount of $559 on this note.

During the three months ended September 30, 2007, the Company repaid the outstanding note payable of $50,000 and accrued interest of $6,000.

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

Warrants

In April 2007, the Company issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  The Company charged to operations the amount of $38,599 and $128,399, representing the value of the warrants that vested during the three months and nine months ended September 30, 2007, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$.05-.10	574,780	1.72	$.05-.10	574,780	1.72
.125-.22	2,514,319	3.29	.125-.22	1,920,569	2.90
.23-.56	31,447,434	3.47	.23-.56	28,676,597	3.36
1.00	677,564	1.19	1.00	677,564	1.19
2.00	6,550	1.83	2.00	6,550	1.83
	35,220,647	3.38		31,856,060	3.26

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2006	30,651,547	$0.37
Granted	5,000,000	0.28
Exercised	-	-
Cancelled or expired	(430,900)	0.37
Outstanding at September 30, 2007	35,220,647	$0.35

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

Options

In January 2007, the Company issued options to purchase 100,000 shares of common stock an employee. The options vest 12,500 every quarter for the next two years.  The Company charged to operations the amount of $1,466 and $4,070 the value of the options that vested during the three and nine months ended September 30, 2007.

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

During the nine months ended September 30, 2007, options to purchase a total of 2,023,952 shares of common stock held by the Company’s president and chief executive officer were vested.  The Company charged to operations the amount of $106,561 and $471,457 for the value of the options during the three and nine months ended September 30, 2007.

In August 2007, the Company issued options to purchase 6,060,000 shares of common stock to various employees.  The options vested 30 days after issuance.  The Company charged to operations the amount of $996,133 the value of the options during the three months ended September 30, 2007.

In August 2007, the Company issued options to purchase 3,250,000 shares of common stock to the directors of the Company.  The options vested 30 days after issuance.  The Company charged to operations the amount of $537,834, the value of the options, during the three months ended September 30, 2007.

In August 2007, the Company issued options to purchase 590,000 shares of common stock to consultants.  The options vested 30 days after issuance.  The Company charged to operations the amount of $75,167, the value of the options, during the three months ended September 30, 2007.

In August 2007, the Company issued options to purchase 100,000 shares of common stock to a consultant.  These options vest 12,500 per quarter for the next year.  The Company charged to operations the amount of $2,331, the value of the vested options during the three months ended September 30, 2007.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.128-0.22	13,800,000	7.97	$0.128-0.22	13,737,500	8.07
0.23	1,896,970	3.79	0.23	1,896,970	3.79
0.31	1,000	3.21	0.31	1,000	3.21
0.33	103,030	2.89	0.33	103,030	2.89
0.44	150,000	2.75	0.44	150,000	2.75
25.00	63,212	2.50	25.00	63,212	2.50
	16,014,212			15,951,712

Options not vested are not exercisable.

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	5,914,212	$0.50
Granted	10,100,000	0.17
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2007	16,014,212	$0.30

Non-vested at September 30, 2007	137,500	$0.06
Exercisable September 30, 2007	15,876,712	$0.30

Note 7 - Subsequent Events

               On October 18, 2007 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on June 21, 2007.

On October 25, 2007, ImmuneRegen BioSciences, Inc., a wholly-owned subsidiary of IR BioSciences Holdings, Inc., (the “Company”) entered into a two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc. pursuant to which the Company will lease approximately 3,322 square feet of office space for the period November 1, 2007 through October 31, 2009, to serve as the Company’s new corporate headquarters which are located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258.  The Company’s minimum monthly rent expense is $6,921 plus tax per month in the first year and will increase to $7,128 plus tax per month in the second year.  The Company will also be responsible for its proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.  The Company believes that its facilities are adequate for its current needs and suitable additional space will be available in the future to replace existing facilities, if necessary, or to accommodate expansion of its operations.

On November 1, 2007, the Board of Directors appointed a new director, Jerome Bernard Zeldis, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Dr. Zeldis is Senior Vice President Clinical Research and Medical Development and Chief Medical Officer of Celgene Corporation. Dr. Zeldis will serve until his successor is duly elected and qualified. Dr. Zeldis and the Company entered into a Director’s Agreement dated October 30, 2007 which describes the duties of Dr. Zeldis, the fees and compensation and expense reimbursement for his service, subject to the Board’s approval, the grant of non-qualified stock options to Dr. Zeldis for service as a director, his term of service and other covenants and provisions. In addition, the parties entered into the IR BioSciences’ standard form of director Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company, has agreed to hold harmless and indemnify Dr. Zeldis to the fullest extent authorized by the Company’s articles of incorporation and Delaware law, and against any and all expenses, judgments, fines and settlement amounts actually and reasonably incurred by him in connection with any threatened, pending or completed action, suit or proceeding arising out of his services as a director.

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

We have filed patent applications and provisional patent applications relating to the use of Homspera and derivatives thereof. We presently own four issued patents, two issued U.S. patents and two issued foreign patents, one of which has been registered in nine countries in the European Union. We also have at least 64 pending patent applications, including at least 11 pending U.S. utility patent applications, at least 12 pending U.S. provisional applications, at least 6 pending international patent applications, and at least 31 pending foreign patent applications.

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

Results of Operations for the Three Month Periods Ended September 30, 2007 and September 30, 2006

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses ("SG&A") were $2,447,782 for the three months ended September 30, 2007; an increase of $1,849,737 or approximately 309% compared to SG&A of $598,045 during the three months ended September 30, 2006. The increase is primarily due to higher costs for officer compensation, non-cash compensation and legal and accounting fees. For the three months ended September 30, 2007, this amount consisted primarily of officer compensation of $160,976, public relations and marketing of $25,412, legal and accounting fees of $188,742, non-cash compensation costs of $1,758,090, research and development of $88,077, other consulting fees of $65,483 and payroll and related costs of $50,582.

We expect SG&A to increase during the coming twelve months as we continue to build out our infrastructure and to develop our potential drugs and therapeutics.

Interest Income (net)

Interest income (net) was $10,221 for the three months ended September 30, 2007, an increase of $42,511 or approximately 132% compared to interest expense (net) of $32,290 for the three months ended September 30, 2006. Interest income increased during the three months ended September 30, 2007 due to higher cash balances from a private placement in the fourth quarter of 2006.

We expect interest income to decrease during the coming twelve months as we use the proceeds from the private placement to fund operations.

Net Loss

For the reasons  stated  above our net loss for the three  months ended September 30, 2007 was  $2,438,775, or $0.02 per share, an increase of $2,258,762 or approximately  1,255%  compared to a net loss of  $180,013  for the three  months ended September 30, 2006.  In addition, the net loss for the three months ending September 30, 2006 reflects a one-time adjustment to Other Income during that period that resulted in a net gain of $450,322 relating to the cost of penalty for late registration of shares (as described below).

Results of Operations for the Nine Month Periods Ended September 30, 2007 and September 30, 2006

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

SG&A was $4,463,800 for the nine months ended September 30, 2007, an increase of $2,702,639 or approximately 153% compared to SG&A of $1,761,161 during the nine months ended September 30, 2006. The increase is primarily due to higher costs for officer compensation, non-cash compensation, research and development, and public relations. For the nine months ended September 30, 2007, this amount consisted primarily of officer compensation of $470,226, inclusive of an incentive bonus of $82,239 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, public relations and marketing of $156,178, legal and accounting fees of $498,507, non-cash compensation costs of $2,292,390, research and development of $322,544, other consulting fees of $178,714 and payroll and related costs of $204,429.

Interest Income (net)

Interest income (net) was $57,899 for the nine months ended September 30, 2007; an increase of $105,080 or approximately 223% compared to interest expense of $47,181 for the nine months ended September 30, 2006. Interest income increased during the nine months ended September 30, 2007 due to higher cash balances from the private placement in the fourth quarter of 2006.

Net Loss

For the reasons stated above and due to a one-time adjustment to Other Income in the nine months ended September 30, 2006 that resulted in a net gain of $1,007,779  relating to the cost of penalty for late  registration of shares our net loss for the nine months ended September 30, 2007 was $4,415,230 or $0.04 per share, an increase of $3,614,667 or approximately 452% compared to a net loss of $800,563 for the nine months ended September 30, 2006.

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

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as the Company continues its research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

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

Product Research and Development

We incurred an expense of $322,544 for the nine months ended September 30, 2007 in research and development activities related to the development of Radilex and Viprovex versus an expense of $254,148 for the nine months ended September 30, 2006. Due to our liquidity and limited cash available, our spending on research and development activities was limited. From our inception in October 2002, we have spent $1,349,141 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

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

We believe we will be able to apply to the FDA for approval for the use of Radilex for the treatment of acute radiation syndrome and for approval for the use of Viprovex for the treatment of maladies caused by exposure to biological and chemical agents based upon the "animal efficacy rule." Therefore, we intend to apply for approval based upon a rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this rule, in situations where it would be unethical to conduct traditional Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.  However, there can be no assurances that we will ever qualify for approval under the “animal efficacy rule”.  Under either the animal efficacy rule or traditional efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through September 30, 2007, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2007.

Liquidity And Capital Resources

At September 30, 2007, we had current assets of $908,908 consisting of cash of $871,987 and other current assets of $36,921. At September 30, 2007, we also had current liabilities of $664,820, consisting of accounts payable of 638,655 and accrued liabilities of $26,165. This resulted in net working capital at September 30, 2007 of $244,088. During the nine months ended September 30, 2007, we used cash in operating activities of $1,822,502. From the date of inception (October 30, 2002) to September 30, 2007, we have had a net loss of $17,700,410 and have used cash of $7,816,444 in operating activities.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line.  We met our cash requirements from our inception through September 30, 2007 via the private placement of $7,877,901 of our common stock and $908,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to September 2007, we were able to obtain financing of $9,097,736 from a series of private placements of our securities (which resulted in net proceeds to us of $7,877,901). Based on our current plan of operations all of our current funding is expected to be depleted by the end of January 2008. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the nine months ended September 30, 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended September 30, 2007, we have relied on the services of outside consultants for services and currently have seven total employees, five full-time employees and two part-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs; a science associate, and, the fifth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

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

As of September 30, 2007, we had a working capital of $244,088. This amount consists of cash of $871,987 and other current assets of $36,921 less accounts payable and accrued liabilities of $664,820. We have incurred a net loss of $17,700,410 for the period from our inception in October 2002 to September 30, 2007, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the three months ended September 30, 2007 was $2,438,775.  As of September 30, 2007, we had an accumulated deficit of $17,700,410.

Sales or issuances of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

Certain of our stockholders have the right to register securities for resale that they hold pursuant to registration rights agreements. We agreed to register an aggregate of 51,399,375 shares of our common stock and shares of common stock underlying purchase warrants that we issued in a private placement that closed in December 2006. We must file the registration statement between June 3, 2007 and June 13, 2007.  On June 14, 2007, we filed the registration statement with the SEC on Form SB-2.  However, we withdrew the registration statement on October 18, 2007 and the stockholders still maintain registration rights.  In addition, we expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

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

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4: Submission Of Matters To A Vote Of Securities Holders

None.

Item 5: Other Information

On October 18, 2007 the Company, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2. The registration statement was originally filed with the Securities and Exchange Commission on June 21, 2007.

    On October 25, 2007, ImmuneRegen BioSciences, Inc., a wholly-owned subsidiary of IR BioSciences Holdings, Inc., (the “Company”) entered into a two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc. pursuant to which the Company will lease approximately 3,322 square feet of office space for the period November 1, 2007 through October 31, 2009, to serve as the Company’s new corporate headquarters which are located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258.  The Company’s minimum monthly rent expense is $6,921 plus tax per month in the first year and will increase to $7,128 plus tax per month in the second year.  The Company will also be responsible for its proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.  The Company believes that its facilities are adequate for its current needs and suitable additional space will be available in the future to replace existing facilities, if necessary, or to accommodate expansion of its operations.

        On November 1, 2007, the Board of Directors appointed a new director, Jerome Bernard Zeldis, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Dr. Zeldis is Senior Vice President Clinical Research and Medical Development and Chief Medical Officer of Celgene Corporation. Dr. Zeldis will serve until his successor is duly elected and qualified. Dr. Zeldis and the Company entered into a Director’s Agreement dated October 30, 2007 which describes the duties of Dr. Zeldis, the fees and compensation and expense reimbursement for his service, subject to the Board’s approval, the grant of non-qualified stock options to Dr. Zeldis for service as a director, his term of service and other covenants and provisions. In addition, the parties entered into the IR BioSciences’ standard form of director Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company, has agreed to hold harmless and indemnify Dr. Zeldis to the fullest extent authorized by the Company’s articles of incorporation and Delaware law, and against any and all expenses, judgments, fines and settlement amounts actually and reasonably incurred by him in connection with any threatened, pending or completed action, suit or proceeding arising out of his services as a director.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer