Form 10KSB
period 2007-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2008-03-31
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-KSB
______________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 33-05384

IR BIOSCIENCES HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	13-3301899
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8767 E. Via de Ventura, Suite 190, Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the Registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of March 20, 2008 (based on the average of the bid and asked prices as reported by the FINRA OTC Bulletin Board as of that date) was approximately $5,728,761.

The number of shares outstanding of Registrant's Common Stock, par value $0.001 as of March 20, 2008: 115,622,539.

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

Transitional Small Business Disclosure Format Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN PARTICULAR, STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE ARE CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS. WHILE WE BELIEVE THESE EXPECTATIONS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. THE ACTUAL FUTURE RESULTS FOR IR BIOSCIENCES HOLDINGS, INC. MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HERE FOR VARIOUS REASONS, INCLUDING THOSE DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS," PART II, ITEM 6 ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE THROUGHOUT THIS ANNUAL REPORT. GIVEN THESE RISKS AND UNCERTAINTIES, YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE HEREOF. WE DO NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY SUCH STATEMENTS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF SUCH STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS. WHEN USED IN THE REPORT, UNLESS OTHERWISE INDICATED, "WE," "OUR," "US," THE "COMPANY" OR "IMMUNEREGEN" REFERS TO IR BIOSCIENCES HOLDINGS, INC. AND ITS SUBSIDIARY, IMMUNEREGEN BIOSCIENCES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

IR BioSciences Holdings, Inc. is a development-stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex® and Viprovex®. Although containing the identical active ingredient Homspera, we defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use. Our goals include developing these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, and to meet the commercial need for similar beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments. We have discovered activities of Homspera that may potentially open additional commercialization opportunities in areas such as human adult stem cell stimulation, vaccine adjuvants, which stimulate the immune system above that of a stand-alone vaccine, and wound healing.

Our patents, patent applications and continued research are partially derived from discoveries made during research studies related to the function of Substance P, which is found in the body and has a large number of actions. These studies were funded by the Air Force Office of Scientific Research (AFOSR) in the early 1990s and were conducted by research scientists, including our co-founders Drs. Mark Witten and David Harris. In the course of research on Substance P, scientists created a number of synthetic analogues, structural derivatives with slight chemical differences, for study. One of these, which we have named Homspera, is the basis for our drug development efforts and our intellectual property. All of our research and development efforts are at the pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. There can be no assurance that our interpretation of study results will prove to be accurate after further testing, and our beliefs regarding the potential uses of our drug candidates may never materialize.

Our current focus is to develop Homspera for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells.  It is the belief of our management, that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious disease using Homspera derivatives Radilex and Viprovex, respectively, which are described below.  Recent studies have evaluated the effects of Homspera on human adult stem cell activity.  Additionally, ongoing studies are being performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other therapies.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. We believe that Viprovex, if developed, can be used in potential applications for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or as an adjuvant to other existing drugs.  Ongoing studies are being performed to evaluate the efficacy of Viprovex as a vaccine adjuvant to enhance immune response to a given dose of vaccine.  Based on early studies on Homspera and existing literature on Substance P, we are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin.

To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome and the other for the potential use of Viprovex in the treatment of avian influenza. We have contracted with an FDA regulatory consultant to assist us in our preparation and submission of an Investigational New Drug application (IND), a necessary prerequisite to human clinical studies, which can only follow after the FDA’s allowance of our IND.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  We presently own at least five issued patents, including at least two issued U.S. patents and at least three issued foreign patents, one of which has been registered in nine countries in the European Union. We also have at least 61 pending patent applications, including  at least 10 pending U.S. utility patent applications, at least 10 pending U.S. provisional applications, at least  4 pending international patent applications, and at least 37 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

Our potential drug candidates, Homspera, Radilex and Viprovex, are at pre-clinical stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Homspera, Radilex nor Viprovex have been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit human testing of Homspera, Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Homspera, Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective in humans.

The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, pre-clinical studies and clinical trials will be required if we are to develop any commercial applications using Homspera or any derivatives thereof. It is possible that partnerships and/or licensing agreements will not develop during the preclinical and/or clinical stages of development, if at all. Delays in planned patient enrollment in our future clinical trials may result in increased costs, program delays or both. None of our potential technologies may prove to be safe or effective in clinical trials. Approval of the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our potential applications may not achieve market acceptance. Any potential applications resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

To date, we have not obtained regulatory approval for, or commercialized any applications, using Homspera or any of its derivatives.  We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.

SUBSTANCE P AND HOMSPERA™

Our patents, patent applications and continued research relate to Substance P. Substance P is found in the body and performs a large number of actions. Substance P analogues are structural derivatives with slight chemical differences from Substance P.  One of these analogues of Substance P, which we have termed Homspera, is the basis for our research and development of potential drug candidates.

Substance P

The elements carbon, oxygen, nitrogen and hydrogen can be combined to form amino acids, the basic building blocks of life. When amino acids are combined through a biochemical process they form what are called peptides or proteins. Proteins play a number of fundamental roles in living organisms, from structural to messaging between cells.  Neurotransmitters are chemicals that relay signals between neurons and other cells found throughout the body.  When peptides are released by nerves or other cells and modulate this neurotransmission, they are termed neuropeptides.

One such neuropeptide is Substance P. Discovered in 1931, Substance P is a relatively small peptide made of just eleven amino acids. The amino acid sequence (using the standard three-letter acronyms for amino acids) of Substance P is presented below:

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

In early research, Substance P was revealed as playing a key role in the transmission of pain. Later on, Substance P was identified as being involved in the pathophysiology of psychiatric disorders, like anxiety and depression. Additionally, Substance P has been shown to be involved in a number of physiological processes, such as blood vessel and smooth muscle contractions, and in the levels and responses of cells in the blood and immune system.

Substance P produces this wide variety of effects by acting through three different molecular receptors, located on the surface membrane of sensitive cells. These receptors are called NK1 (neurokinin 1), NK2 and NK3 receptors.  Binding of Substance P to one receptor subtype or another will cause different chemical signaling to occur both inside and outside cells.

Homspera

Within a few years following the discovery of the amino acid sequence of Substance P, numerous synthetic analogues were being produced in an attempt to better understand how the structure and function of the molecule were related. One particular analogue was produced by the replacement of the amino acid glycine (Gly) with Sarcosine (Sar or N-methyl glycine) at the ninth position and the introduction of oxidized methionine (Met(O2)) in place of methionine (Met) at the eleventh position. The resulting peptide, still 11 amino acids long, but with a slightly higher molecular weight, was thus termed Sar9, Met (O2)11-Substance P. The amino acid sequence for this molecule, which we call Homspera, is presented below:

Arg-Pro-Lys-Pro-Gln-Gln-Phe-Phe-Sar-Leu-Met(O2)-NH2.

These specific chemical alterations are presumably responsible for the different physiological actions of Homspera versus endogenous Substance P. In fact, Sar9, Met (O2)11-Substance P was first synthesized in an attempt to make chemicals that had specific distinctions in their activity from that of the parent Substance P molecule.

Homspera, or Sar9, Met (O2)11-Substance P differs from Substance P in at least two ways. It is reported to be active at only the NK1 receptor, and to be more resistant to the enzymes that break down Substance P thereby terminating its action. Thus Sar9, Met (O2)11-Substance P is both more specific than Substance P, and also more persistent in the body.

Applications

Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera and its derivatives, Radilex and Viprovex. Our goals include developing these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, and to meet the commercial need for similar beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments. We have discovered activities of Homspera that may potentially open additional commercialization opportunities in areas such as vaccine adjuvants, which stimulate the immune system above that of a stand-alone vaccine, and human adult stem cell stimulation.

We use the trade names Radilex and Viprovex to differentiate the derivatives of Homspera. The active ingredient, Homspera, is chemically equivalent in both Radilex and Viprovex; however, since both Radilex and Viprovex are to be used in differing potential applications, and have distinct indications for use, we anticipate several formulations in the future that will support appropriate (and possibly different) modes of administration. For this reason, we have created the trade names to more easily differentiate the potential formulations, and applications, with respect to their development and potential future market opportunities.

The initial pre-clinical applications we are researching include: (i) stem cell activity/immune system strengthening (Homspera); (ii) wound healing (Homspera); (iii) treating the effects on the body caused by exposure to radiation (Radilex); (iv) treating the effects on the body caused by infectious disease and harmful biological materials (Viprovex); (v) vaccine adjuvants (Viprovex); and, (vi) treating the effects on the body caused by exposure to harmful chemical agents (Viprovex). In addition to these six potential applications, we continue to explore the potential capabilities of Homspera and strive to better understand the mechanisms of this compound in order to further our development efforts with regard to not only our current application research, but also potential future applications.

All our product candidates are in the pre-clinical stage of development. They have only been introduced to FDA via the pre-IND filings, submissions to which the FDA offers no judgment thereon. To date we have been issued two Pre-Investigational New Drug (PIND) numbers by the U.S. Food & Drug Administration (FDA). One is for the potential use of Radilex in the treatment of acute radiation syndrome and one is for the potential use of Viprovex in the treatment of avian influenza. The table below illustrates our current product candidates and their current stage of development within the FDA approval process.

Product Candidate	Pre-Clinical Mechanistic Studies	Animal Safety Studies	Phase I	Phase II	Phase III
Immune/Stem Cell Stimulant
Homspera	In-progress	Planned

Wound Healing
Homspera	In-progress	Planned

Acute Radiation Syndrome
Radilex	In-progress	In-progress

Infectious disease
Viprovex	In-progress	In-progress

Vaccine Adjuvant
Viprovex	In-progress	In-progress

Chemical exposure
Viprovex	In-progress	Planned

The preliminary results of our pre-clinical studies using Homspera, Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Furthermore, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

HOMSPERA™

In the early studies with the Air Force Office of Scientific Research, it was observed that the exposure of animals to JP-8 jet fuel resulted in pathological changes in the lungs and immune systems of those exposed. Homspera was administered to the test animals after prolonged exposure to the jet fuel. Based on the results of these studies, we believe that the administration of Homspera prevented some of the harmful effects of the jet fuel exposure in the lungs, as well as had a positive effect on the immune system. However, there is no guarantee that our interpretation of the results of these studies will prove to be accurate after further testing.

Because of the results in other potential indications like radiation and infectious disease, which suggest a role for Homspera in stimulating the immune system, we are performing studies utilizing Homspera in applications with adult stem cells.

Adult Stem Cells

Adult stem cells are undifferentiated cells that have the ability to differentiate and mature into more than one cell type.  The ability of adult stem cells to become other cells can be limited to their position in the organism’s body.  For example, there are adult stem cells found in bone marrow that are blood-forming stem cells known as hematopoietic stem cells (HSC).  Hematopoietic stem cells specifically form cells found in the blood: red blood cells, responsible for transporting oxygen and carbon dioxide; white blood cells, components of the immune system; and, platelets that are involved in blood clotting.

Stem cells that are dividing or replicating are more sensitive to environmental hazards compared to cells that are in a resting state.  During radiation and other toxic exposures, dividing cells can suffer damage to their DNA and propagate that damage to their daughter cells, rendering them useless.  Resting cells are less prone to the mutations observed in dividing cells as they have more time to repair their DNA using built-in molecular repair systems.

We have planned to conduct research to determine whether Homspera can trigger resting HSCs to proliferate, differentiate, and mobilize from bone marrow compartments to the peripheral circulation, thus replenishing damaged blood cells.  Research has suggested that when Homspera is given to animals before exposure to radiation, white blood cell numbers significantly decrease and are similar to irradiated controls lacking treatment; however, when Homspera is given to animals after radiation exposure, there is an increase in white blood cell numbers over time.  Management hopes to determine whether the effects of Homspera on adult stem cells enable animals to regenerate their immune system by restoring white blood cells.

Studies were performed to evaluate the potential effects of Homspera in stimulating hematopoietic stem cells to differentiate into blood-cell precursors.  Study findings showed that Homspera stimulated adult hematopoietic stem cells to differentiate into early-stage white blood cells.  Homspera increased the number of early-stage white blood cells from controls and also produced this effect at low concentrations.  Management believes these findings suggest Homspera’s potential benefit in situations where regenerating or stimulating the immune system is desired, as with patients undergoing chemotherapy or recovering from influenza or other infectious diseases.

We believe the results of previous influenza studies can be partly explained by Homspera’s potential ability to enhance the immune system.  In one study, Homspera treatment correlated with an increase in survival of animals infected with influenza.  Additionally, there were decreased levels of virus in both the lungs and nasal passage in animals treated with Homspera.  We also see an increase in antibodies when Homspera is administered as a vaccine adjuvant to an influenza vaccine in small animals.  These results suggest a possible role for Homspera in stimulating the immune system to increase the numbers of white blood cells, thereby preparing or helping the body to identify and target invading micro-organisms or foreign particles.

Taken together, these results are consistent with our previous findings in areas such as radiation exposure, infectious disease and vaccine adjuvant capability.  The efficacy for these indications may be attributed, at least in part, to the potential ability of Homspera to stimulate adult hematopoietic stem cells, which become the cells of the immune system.

Wound Healing

The wound healing process is a complex, multi-faceted process typically defined by three distinct phases: inflammation, proliferation, and remodeling. Different cell types, ranging from structural cells in the skin such as fibroblasts and keratinocytes (that together play a major role in forming both the cellular structure as well as the supporting collagen and keratin in skin) to cells of the immune system, are crucial for each stage of wound healing.  We believe Homspera may have direct effects on a number of the cell types that are vital in each stage of the wound healing process. Additionally, we believe that Homspera’s actions on adult stem cells may play a critical role in the wound healing process as well.  Published literature regarding the role of Substance P, both endogenously-found and exogenously-applied, shows that it plays a role, via the NK1 receptor, in accelerating wound healing, thus suggesting that Homspera may be a wound healing therapeutic.

Preliminary cell culture studies have been performed to evaluate the effects of Homspera on the proliferation of some of the cells of the wound healing process.  Homspera was found to increase the proliferation of cells in some of these studies, leading management to plan animal studies to evaluate the effect of Homspera in a more integrated, model of the wound healing process.

Such studies are currently being planned to evaluate the effects of Homspera on wound healing in established porcine (pig) models.  Our co-development relationships with BioCure, Inc., DelSite Biotechnologies, Inc., and ULURU Inc. are structured to progress to the development of a potential controlled-release, Homspera wound healing product.  Stand-alone studies are also being planned to evaluate the effects of Homspera alone using these same models.

RADILEX®

All of our product candidates based on Radilex are in the pre-clinical stage of development. On January 14, 2004, we received a Pre-Investigational New Drug Application number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome.  We believe the results of these and other studies suggest Radilex may play a role in increasing an individual’s ability to overcome the effects of radiation, and, in the cases of exposure to potentially lethal radiation, to play a role in increased rates of survivability. Based on the sum of these studies, we believe that Radilex, once and if developed, could be an acceptable candidate to be purchased by governmental agencies for national distribution in the event of a significant nuclear or radiological threat. Further, we hope that a commercial market may develop for the potential use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other treatments.

Excessive exposure to ionizing radiation over a short period of time leads to the development of radiation sickness, or Acute Radiation Syndrome (ARS). Exposure to lower doses of radiation may, either by accident or as a side effect of cancer treatment, result in the destruction of bone marrow cells responsible for maintaining the levels of red blood cells, white blood cells and platelets, resulting in compromised oxygen carrying capacity, diminished immune system function, and uncontrollable bleeding, respectively.  More specifically, the blood-forming hematopoietic stem cells in the bone marrow compartment are the cells responsible for replacing damaged blood and immune cells.

To date we have sponsored and co-sponsored multiple studies utilizing rodents to examine the impact of Radilex treatment on survival, drug dose-dependent responses and the effects of different drug administration results.  Acute total body irradiation exposure studies were performed at the University of Arizona Cancer Center, The Translational Drug Development (TD2) group from the Translational Genomics Research Institute (TGen) and at Oak Ridge National Laboratories (ORNL). We believe our study findings suggest Radilex may play a role in increased survival among tested rodents following exposure to lethal doses of ionizing radiation.

These studies showed that radiation destroys the immune system, thereby contributing to death. We believe that the data from these radiation studies suggest Radilex shows efficacy in treating ARS by combating neutropenia. Neutropenia is a decrease in blood levels of white blood cells and is a major medical condition associated with acute exposure to radiation and is also a side-effect of many chemotherapy agents.  In exploring the potential mechanism for this result, we have identified an effect of Radilex on human adult stem cells and, more specifically, the hematopoietic, or blood-forming, stem cells.  Because these cells are stem cells, they have the ability to self-renew or become specialized and functional cells through a maturation process.  Hematopoietic stem cells can mature into red blood cells, white blood cells, or platelets, thereby providing a way to replace old or damaged cells.  Therefore, hematopoietic stem cells replenish blood cells that are damaged in the circulation of animals exposed to radiation.  In animals, Homspera treatment increased the number of white blood cells, compared to control animals that were irradiated and not treated.   Mechanistic cell culture studies have demonstrated that Homspera can stimulate the ability of hematopoietic stem cells to mature into early-stage white blood cells.  Taken together these results lead us to believe that Homspera regenerates white blood cells in the circulation of animals exposed to radiation, and can play a pivotal role in the protective effect that we believe has been identified for Radilex.

We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other therapies.

We believe these animal studies provide support for our continued effort to research and develop Radilex to treat the effects of exposure to radiation. However, there is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

VIPROVEX®

All of our product candidates based on Viprovex are in the pre-clinical stage of development. We are researching the efficacy of Viprovex as a potential treatment, either as a stand-alone application or as co-therapeutic treatment, for exposure to various biological agents, such as infectious disease, including influenza and anthrax. We are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents.

Screening studies have been performed at the National Institutes of Health, National Institute of Allergy and Infectious Diseases (NIAID) at its Antimicrobial Acquisition and Coordinating Facility (AACF). We believe the screening studies suggest that any anti-viral effect observed in infected animals potentially reflected an impact of Viprovex on the host immune system rather than a direct antiviral effect.

We have examined the potential of Viprovex as a vaccine adjuvant, which is to be used with other drugs.  A vaccine adjuvant improves the host’s immunological response to the vaccine antigen(s), without causing the host to stimulate an immune response against it. In studies performed under our sponsorship, we believe we have identified a potential vaccine adjuvant capability of Viprovex in a study utilizing a protein-based vaccine for highly pathogenic influenza. Performed in rodents, this study suggested an improved host immune response to the vaccine and improved survival in animals infected with lethal H5N1 influenza of the types currently identified as pre-pandemic risks in Asian bird populations and in humans.

Based on early studies on Homspera and existing literature on Substance P, we are also researching Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin, a highly toxic chemical, is a solution of formaldehyde gas dissolved in water and used industrially.  A preliminary study suggested an anti-inflammatory action of Viprovex in animals exposed to formalin vapor.

If Viprovex can be developed, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza – either as stand-alone treatments or as vaccine adjuvants. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or in conjunction with other drugs.

Biological Exposure Applications

Infectious Disease - Seasonal and Pandemic Influenza

We believe that results from our studies may reveal the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.

In October 2003 the Air Force Office of Scientific Research sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) and Viprovex at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. We believe that these studies suggest that when mice were exposed to the irritant JP-8 jet fuel and then inoculated with the Hong Kong respiratory virus (HKV), they experience elevated levels of inflammatory cells in their lungs. These levels were reduced in animals also treated with Viprovex. In contrast to control animals exposed to the virus the JP-8 treated animals also treated with Viprovex, did not develop the clinical symptoms of viral infection, which included increases in alveolar macrophages and neutrophils in broncho-alveolar lavage fluid. These cells are components of the immune system that are expressed out of the blood and into the fluid inside the lungs coating the alveoli. The alveoli, found in the respiratory zone of the lungs, are primary sites of gas exchange where blood and air exchange oxygen and carbon dioxide carried by red blood cells. The fluid is acquired and assayed by lavage (washing the lung airways with liquid) and assessing the cells and chemicals in this wash fluid. Animals treated with Viprovex also exhibited lower levels of leukotriene B4 (LTB4), a chemical released by white blood cells during an immune response, than animals not treated with Viprovex. Elevated LTB4 would attract the inflammatory cells, particularly neutrophils, which would follow infection with virus. Electron micrographs showed healthier, normal appearing cells in the airways with no virus particles in the Viprovex-treated animals, in contrast to the HKV/JP-8 controls, suggesting, in our opinion, that Viprovex actually prevented viral replication and pathology, perhaps by stimulating the pulmonary alveolar macrophages to actively attack, engulf and destroy the virus more effectively. Without virus particles in the lungs, there would be no need to mount an immune response. Based on the results of this study, we believe that Viprovex may be potentially used to increase the ability of the body's own immune system to naturally fight off flu strains, thereby presenting the possibility that Viprovex could be used either as a stand- alone treatment or as an adjunct to a vaccine or other therapy.

On November 29, 2005 we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian influenza was issued on December 19, 2005 (PIND No. 73,709).

Subsequently, we have sponsored influenza studies conducted at Virion Systems, Inc., utilizing rodents to test the efficacy of Viprovex in treating the human influenza A/Wuhan/359/95 (H3N2), a model system for studying respiratory viruses that infect humans. We believe results demonstrated that Viprovex attenuated the symptoms of influenza by decreasing weight loss and hypothermia and also decreased viral titers in lungs and nasal passages over non-treated, infected animals. In similar studies, animals were infected with H3N2 and treated with Viprovex, the anti-viral drug Tamiflu® (oseltamivir, Roche), or both. Pulmonary inflammation was assessed by a trained histopathologist and showed, in our belief, to be inhibited by Viprovex.

In our opinion, the data acquired to date examining the effect of Viprovex on influenza infection suggests an anti-viral action occurs in lungs and, more noticeably, in nose. Further, in conjunction with the suggested anti-viral effect, animal weights and temperatures were normalized. Differences in cytokines, small peptide-signaling molecules released by cells of the immune system to mediate inflammation and immune responses were also witnessed. In the opinion of management, such Viprovex-induced changes in immune response as evidenced by cytokine signals demonstrate the potential efficacy of Viprovex. Based on our results, we believe that Viprovex may show efficacy as a stand-alone drug in the treatment of influenza. Further, when used in conjunction with a neuraminidase inhibitor, currently the most effective pharmacological agents (zanamivir (Relenza®, GlaxoSmithKline) and oseltamivir (Tamiflu®, Roche)) to treat influenza by inhibiting an enzyme necessary for infectivity, Viprovex might be an effective vaccine adjuvant treating or mitigating the pathology associated with influenza infection.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Vaccine Adjuvant

Vaccine adjuvants are chemicals, traditionally co-administered with vaccines, which are designed to not stimulate an immune response when administered on their own but, rather improve the immune response to other, co-administered vaccines. Currently, the only FDA-approved adjuvants are alum, an aluminum salt and MPL, a bacterial membrane-derived lipid-carbohydrate. Adjuvants in development generally consist of derivatives of nucleic acids or lipids that most typically would be found within invading micro-organisms.  These micro-organism derived chemicals trigger the host’s immune system to provide a more robust response, enhancing the host’s ability to fight off infection by the micro-organism.

Results from studies in animals suggest that Viprovex may have potential value as a vaccine adjuvant.

Under a co-development agreement with GenPhar, Inc., Viprovex was evaluated for adjuvant activity in combination with GenPhar’s pandemic influenza vaccines in a murine model of vaccination and virus challenge. In this model, mice were vaccinated with GenPhar’s proprietary avian influenza vaccines and challenged by exposure to highly pathogenic virus at concentrations that ordinarily would be lethal to the mice.Viprovex-adjuvanted vaccine resulted an approximate 300% increase of influenza virus antibody levels in animals evaluated for Spanish-flu proteins and roughly 50% increase in animals evaluated for Avian flu proteins.  This adjuvant activity correlated with enhanced survival after intranasal challenge with highly pathogenic avian (H5N1) influenza.  Results indicated that only 33% of the Spanish flu-vaccinated animals survived challenge, while 100% of Spanish flu-vaccinated mice that received Viprovex survived.

Additional studies conducted with Viprovex in cell culture have shown an increased immune response to vaccine components as vaccine adjuvant increased immune responses to vaccine components. Additionally, the anti-anthrax activity reported by Viprovex is similarly consistent with activation of components of innate immunity that have been reported to have anti-anthrax activity, such as defensins, small peptides found in immune cells that help destroy invading bacteria.

We believe that the potential efficacy of Viprovex as a vaccine adjuvant, as detailed above, likely results from the unique combination of two mechanisms through which Viprovex affects the immune system. As mentioned, the actions of Viprovex are mediated predominately through interactions with the neurokinin-1 receptor (NK1-R) which in turn stimulates stem and immune cell activity. We believe that these actions on stem cells and circulating immune cells may underlie the vaccine adjuvant capability.

Anthrax

Anthrax is an often-fatal human disease resulting from infection of the bacterium Bacillus anthracis. Anthrax is most often contracted by skin to skin, or cutaneous, contact with an infected lesion, resulting from the handling of infected animal products.  Cutaneous anthrax has a mortality rate of roughly 20%. Inhalation of B. anthracis spores results in a severe and often-times lethal infection, with mortality rates of greater than 80%. As a result of the high mortality rate and broad route of infection, anthrax is considered a prominent agent of bioterrorism.

To date we have sponsored multiple anthrax studies, which were conducted utilizing rodents to evaluate the efficacy of Viprovex in reducing the mortality rate of an active pulmonary infection of anthrax. Results suggest that when treated with Viprovex prior to exposure to anthrax spores, Viprovex elicited protective, prophylactic efficacy. When treated a short time after exposure to anthrax spores, Viprovex elicited post-exposure, pre-symptom prophylactic efficacy.

We signed a Material Transfer Agreement with VaxGen, Inc. in August of 2007 with the intention of receiving the pharmaceutically active ingredient of VaxGen’s anthrax vaccine candidate to be tested in combination with Viprovex. These tests will commence once results are analyzed from on-going formulation and mode of administration studies for Viprovex.

Further research, in our opinion, has supported these findings of prophylactic efficacy of Viprovex against anthrax and also demonstrated Viprovex to show efficacy in increasing survival rates in mice pretreated with anthrax. Additionally, while these results are preliminary, we believe that Viprovex could play an important role, in conjunction with other therapies, in improving treatments of anthrax exposure.

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

In the third quarter of 2007, we completed a study to investigate the therapeutic effects of Viprovex on acute melioidosis. This study was funded and performed in conjunction with Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories ("DSO"). Initial findings were unremarkable but further studies are planned.

Chemical Exposure Applications

Based on early studies on Homspera and JP-8 jet fuel, and existing literature on Substance P, we have performed research on the efficacy of Viprovex as a potential treatment for exposure to chemical agents. To date, we have only conducted limited preclinical studies with regard to the development of Viprovex for indications related to treatment of exposure to harmful chemicals.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

JP-8 Jet Fuel and Smoke

We believe our early AFOSR rodent studies demonstrated the administration of Substance P and Homspera to animals exposed to JP-8 decreased the effect of jet fuel inhalation to inhibit the immune system, while administration of Substance P receptor (NK1) antagonists compounded the deleterious effects. Further experiments performed using Viprovex examined effectiveness in preventing lung injury on inhalation of toxic diesel exhaust fumes. In our opinion based on our results, Viprovex has been shown to exhibit anti-inflammatory effects in animal models.

Formalin

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

We have conducted one pilot study to determine if aerosolized Viprovex could be effective in attenuating lung injury after formalin exposure. In this study of rats exposed to an aerosol application of formalin data suggests, in our opinion, that treatment with inhaled Viprovex may minimize lung damage concurrent with formalin inhalation.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

DEVELOPMENT PROGRAM

Research and Development Spending

Due to our liquidity and limited cash available our spending on research and development activities has been limited. We spent approximately $455,017 and $484,029 in 2007 and 2006, respectively, in research and development activities related to the development of Homspera, Radilex and Viprovex. From our inception in October 2002, we have spent $1,481,614 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research Organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as salary for Dr. Siegel, have been classified in officer salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $800,000 in an effort to further develop Homspera, Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through either investment funding or grants, we expect we will increase our research and development spending.

Grants

From time to time, we may apply for governmental grants and respond to formal requests from the government for additional information, thereby possibly allowing us to be included as a candidate for potential future grants.

Since our incorporation in October 2002, we have made submissions for twelve grants either by submitting Requests For Information (RFI), Requests for Proposal (RFP), Broad Agency Announcements (BAA), requests for white papers and/or fully executed grant applications. To date our applications for grant funding have not been accepted. We intend to continue to apply for grants; however, there can be no assurance that we will ever receive any grants.

In August of 2007, Dr. Siegel, our Director and Senior Director of Product Development and Regulatory Affairs, made a presentation at the 2007 Biomedical Advanced Research and Development Authority (BARDA) Industry Day in Washington, D.C.  The presentation highlighted our research and development activities pertaining to Homspera as a possible treatment for Acute Radiation Syndrome (ARS), Anthrax infection and pandemic influenza.  The purpose of the forum is for companies interested in working with the Federal Government to showcase technological advances to agencies such as Project Bioshield, BARDA, and HHS.

Study Partners

Extensive time and money is required to be spent to develop new drug applications by the time they are approved by regulatory agencies for use on the market. In order to efficiently and expeditiously navigate the research, development and regulatory approval process in hopes of bringing our applications to market, our development program relies on the use of study partners and co-development relationships.

Contract Research Organizations (CRO's) are independent laboratories or other facilities that provide contract services to the pharmaceutical industry. These CRO's offer broad therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development, and in some instances partnering opportunities. In the opinion of management, using these outside organizations helps to maximize our flexibility and minimize our one-time costs in outsourcing very expensive programs to those companies that maintain the necessary infrastructure to perform these cost-effectively according to internationally recognized standards. Further, as product demands change, we believe that this structure will allow us to move our resources to more appropriate contract research or development or formulation or manufacturing facilities without incurring loss of time or money on outdated projects and programs. As we move our candidate products into FDA-compliant animal safety testing, we expect to contract with specialty groups, organizations or companies that meet regulatory requirements and have adequate and appropriate technical capabilities, rather than develop and maintain an animal use and care facility ourselves that is compliant with current Good Laboratory Practices.

To date we have worked with numerous study partners and contractors including CRO's, biotechnology companies, hospitals, institutions and universities.  Some of these partners and contractors include Celgene Corporation, HemoGenix, Inc., National Institutes of Health, Lovelace Respiratory Research Institute, University of California at Berkeley, University of Medicine & Dentistry of New Jersey, Pacific Northwest National Laboratory, Armed Forces Institute of Pathology, Southern Research Institute, Dynport Vaccine Company, Virion Systems, Hyperion Biotechnology, Charles River Laboratories, Apptec, TGA Sciences, BioQuant, The Children's Hospital of Philadelphia, AAI Pharma, CS Bio Company, Stemcell Technologies, Tandem Labs, University of Arizona, Integrated Biomolecule Corporation, Johns Hopkins Medicine, InvivoGen, MIR Preclinical Services, Covance and T-Gen TD2.

Co-Development Relationships

Our co-development relationships generally involve some combination of sharing costs, combining technologies and know-how and/or profit-sharing with our co-development partners.  Our current co-development partners are:

BioCure, Inc.  We have entered into an agreement to develop wound healing treatment using Homspera with BioCure's proprietary spray-on hydrogel drug-delivery technology.

DelSite Biotechnologies, Inc.  We have signed an agreement to develop wound healing treatment using Homspera with DelSite's proprietary polysaccharide drug delivering wound dressing.  Additionally, the agreement entails the development of our vaccine adjuvant with DelSite's proprietary polysaccharide antigen delivery device.

ULURU Inc.  We have entered into an agreement to develop a strategic partnership with ULURU Inc. to co-develop the combination of ULURU's hydrogel nanoparticle biomaterial and Homspera into a potential wound healing treatment.

Virion Systems, Inc.  We have entered into a cost sharing and profit-sharing agreement to conduct animal studies on Viprovex as treatment for both seasonal and pandemic influenza.

GenPhar, Inc.  We have entered into a cost sharing agreement to conduct animal studies on Viprovex as an adjuvant to GenPhar’s proprietary cAdVax™ vaccine for influenza.

Advisory Boards and Consultants

To assist us in the research and development of our various applications we make use of outside consultants and advisory boards.

Consultants

We currently contract three outside consultants related to the research and development, including regulatory affairs, of our potential products.

Dr. Joy A. Cavagnaro, Ph.D., DABT, RAC. Dr. Cavagnarois the President of Access BIO, Boyce, VA, a consultancy specializing in science-based regulatory strategies and preclinical product development services to facilitate biomedical research and emerging technologies. Specific product areas of expertise include vaccines, cellular and gene therapies, animal-based and plant-based biotherapeutics, biotechnology-derived and tissue engineered products.   She has over 25 years experience in biotech spanning academia, the CRO and biotech industries and government, including the FDA.  During her tenure at the FDA Center for Biologics Evaluation and Research Dr. Cavagnaro was appointed to the Senior Biomedical Research Service, served as FDA's topic lead for safety for the ICH initiative for 7 years.  Dr. Cavagnaro’s engagement with us began on February 25, 2008 and is to provide expertise in support of our preclinical strategy regarding our drug development program.  She is paid an hourly fee in cash.

Dr. Chet Leach, Ph.D.. Dr. Leach was  previously Director of Preclinical Toxicology for Lovelace and Director of Life Science Research and Development at Nektar Therapeutics, will serve as an independent consultant to us, assisting in planning upcoming clinical trials and non- clinical studies, and helping to prepare for eventual clinical trials of Homspera. Leach has nearly 30 years experience in toxicology and pulmonary drug development, having also held positions at IIT Research Institute, Battelle Pacific Northwest Laboratories, and 3M Pharmaceuticals, where he was head of Preclinical Pulmonary Drug Development. Dr. Leach‘s engagement with us began on February 14, 2008 and calls for him to assist in planning non clinical studies and to help prepare for eventual clinical trials of Homspera.  He is paid an hourly fee in cash.

Dr. Pranela Rameshwar, Ph.D. Dr. Rameshwar is a professor at The University of Medicine and Dentistry of New Jersey, where she teaches and conducts translational research at the Medicine Department, Division of Hematology/Oncology. She received her undergraduate degree in Medical Microbiology from the University of Wisconsin, and her Ph.D. in Biology from Rutgers University, writing her doctoral thesis on the stimulatory effect of substance P on the immune system. Dr. Rameshwar has written over 100 articles on regenerative medicine, genetics, and stem cell research and has presented over 140 abstracts at national and international meetings including the American Society of Hematology, the American Society of Immunologists, and the American Association for Cancer Research. She began consulting for us in December of 2007 and is paid a cash fee on an hourly basis for consulting on the design of study protocols and issues relating to Homspera’s properties in comparison to endogenous Substance P.

Advisory Boards

We currently have two advisory boards - the Scientific Advisory Board and the Bioterrorism Preparedness Advisory Board. Advisory board members are appointed for one-year terms by our management. For services rendered, members of our advisory boards are compensated on a quarterly basis in common stock purchase options issued under our 2003 Stock Option, Deferred Stock and Restricted Stock  Plan.

The Scientific Advisory Board was formed to educate and provide direction with regard to the discovery, research and development of applications using Homspera in the areas of expertise of the various advisory board members. The following individuals comprise our Scientific Advisory Board:

Dr. John Dann, M.D., D.D.S. graduate of Harvard University Dental School and Washington University Medical School, Board Certified maxillofacial and cranial facial surgeon.

Dr. Jeffery Friedman, M.D., Diplomat, American Board of Cosmetic Surgery, American Board of Otolaryngology Head and Neck Surgery, Fellow of the American Academy of Cosmetic Surgery.

Dr. Susan E. Leeman, Ph.D, Professor in the Department of Pharmacology and Experimental Therapeutics at the Boston University School of Medicine. Dr. Leeman was one of the first scientists to isolate substance P in the central nervous and gastrointestinal systems. Dr. Leeman was elected to the National Academy of Sciences in 1991.

Dr. K.A. Kelly McQueen, M.D., MPH. Anesthesiologist and Public Health Consultant; Infectious Disease and Disaster Planning for U.S. Army and US Northern Combatant Command.

Dr. Pranela Rameshwar, Ph.D.,  Professor in the Department of Medicine, Division of Hematology/Oncology at the University of Medicine and Dentistry of New Jersey; research areas include Substance P, stem cells and cancer.

The Bioterrorism Preparedness Advisory Board was formed to discuss logistics and coordinate between agencies and their first responder groups in the event of an attack or outbreak. We have attempted to appoint knowledgeable military and private citizens that possess first hand experience in combat casualty and mass trauma scenarios, including preparation for a bioterrorist attack and/or medical or scientific expertise. The following individuals comprise our Bioterrorism Preparedness Advisory Board:

Dennis E. Amundson, D.O., Captain, United States Navy, Medical Corps, Naval Medical Center, San Diego, Pulmonary Medicine.

Frederick M. Burkle, Jr., M.D., Director, Asia-Pacific Center for Biosecurity, Disaster & Conflict Research, and a Professor in Tropical Medicine, Public Health and Epidemiology, at the University of Hawaii's John A. Burns School of Medicine, Senior Fellow, the Harvard Humanitarian Initiative and Director of the Asia-Pacific Branch and Senior Scholar, Scientist, and Visiting Professor at John Hopkins University Medical Institutes' Center for Refugee & Disaster Response.

Mr. Michael Caridi,  Chairman, MAJIC Development Group, SRC Industries Inc. and Protection Plus Security Consultants, Inc.

Paul Carlton, M.D.,  Lt. General, USAF, Medical Corps, (Ret.), Director, Homeland Security for The Health Science Center The Texas A&M University System, Former USAF Surgeon General

William Hoehn, Ph.D., Visiting Professor, Georgia Tech, Sam Nunn School of International Affairs, Center for International Strategy, Technology, and Policy

Col. Kerrie Lindberg (Ret.),  Colonel, USAF, Nurse Corps, (Ret.), Former Director, Defense Institute for Medical Operations (DIMO), Brooks City-Base, Texas

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

As an analog of a naturally occurring substance, the compound itself is not proprietary; therefore, we have used and expect to continue to use third party manufacturers to obtain synthetic Homspera or Sar9, Met (O2)11-Substance P, the active ingredient in experimental formulations of Radilex and Viprovex. We believe Sar9, Met (O2)11-Substance P is readily available at low cost from several life science and technology companies that provide biochemical and organic chemical products used in scientific and genomic research, biotechnology, pharmaceutical development and the diagnosis of disease and chemical manufacturing. Further, we believe that the Sar9, Met (O2)11-Substance P is readily available from various sources, and several suppliers are capable of supplying such in both clinical and initial commercial quality and quantities.

Since to date we are only purchasing research quantities of the drug at this time, we have not entered into any contracts or agreements with any third party manufacturers, other than standard non-disclosure agreements.

The manufacture of Homspera, Radilex, Viprovex or any potential products, if any, derived from Homspera, whether done by outside contractors, as planned, or internally, will be subject to rigorous regulations, including the need to comply with the FDA's current Good Manufacturing Practice (cGMP) standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

PATENTS AND PROPRIETARY RIGHTS

           We are developing Substance P analogues for a variety of uses. Our intellectual and proprietary rights with respect to these developments are essential to our business. We file patent applications to protect our inventions, and improvements to our inventions that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues. We presently own at least five issued patents, including at least two issued U.S. patents and at least three issued foreign patents, one of which has been registered in nine countries in the European Union. We also have at least 61 pending patent applications, including at least 10 pending U.S. utility patent applications, at least 10 pending U.S. provisional applications, at least 4 pending international patent applications, and at least 37 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

We currently own issued patents in the U.S. drawn to methods of using one or more Substance P analogues to inhibit metastasis and to stimulate the immune system of immunocompromised individuals. Similar patents have been issued in Europe and Australia. We were also recently granted a patent in Singapore for the use of Substance P analogues to ameliorate the effects of cigarette smoke.

We have also filed U.S. and foreign patent applications for a variety of uses of the substance P analogues including treating infectious diseases, pulmonary disorders, hematologic disorders, wound healing, as well as various uses in the areas of stem cell technology, dermatology and cosmetics. Because these applications have not yet been granted, the rights in these subject matters remain potential.

Some of our research has been funded by the Air Force Office of Scientific Research and has been conducted at the University of Arizona. We have received waivers of ownership rights from the United States Air Force and the University of Arizona in regard to issued U.S. Patents 5,945,508 and 5,998,376 and pending patent applications in this family. We are expecting to receive similar waivers from the United States Air Force and the University of Arizona for any remaining patent applications that may be subject to such rights.

Although we own U.S. Patent Numbers 5,945,508 and 5,998,376, (Substance P Treatment for Immunostimulation), our rights in those patents are subject to certain limitations with respect to the University of Arizona and the United States Air Force as described below. If patents are issued for any of our pending patent applications in this patent family, the same limitations would most likely apply.

Our agreements with the University of Arizona outline specific rights in regard to our sponsored-supported projects. In accordance with our sponsored-supported project agreements, the University of Arizona retains the right to use data developed during these projects for non-commercial purposes, including teaching, research and education. ImmuneRegen BioSciences, Inc. retains the rights to trade secrets, inventions, developments and discoveries as limited by the University of Arizona's employment contracts in effect at the time the intellectual property was created. Further to this point, the principal investigator at the University of Arizona, Dr. Mark Witten, was a consultant to ImmuneRegen BioSciences, and, under the terms of his consulting agreement, ImmuneRegen BioSciences, Inc. retains rights to any developments or discoveries that he made in the course of working for us.

As a result of governmental funding, the U.S. Government has certain rights in the technology developed with such funds. These rights include a non-exclusive, paid-up, worldwide license for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to any such funded invention to a third party if the government determines that: (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations.

In this regard, the United States Air Force has reserved a non-exclusive license to U.S. Patent Number 5,945,508 and 5,998,376 in connection with Air Force grant F49620-94-1-0297 and may, under certain conditions, have commensurate or additional license rights under the Bayh-Dole Act. Those rights are set forth in 35 U.S.C. §202(c)(4) and 37 C.F.R. §§401.9 and 14(a).

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our potential success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have conducted preliminary freedom to operate  inquiries  on four  potential uses of substance P analogues: (i) treatment or prevention of avian influenza in mammals; (ii) wound healing stimulation, especially in irradiated persons; (iii) enhancing a response to a vaccine; and (iv) immunostimulation of immunocompromised individuals.  These searches were limited to claim scope and did not address validity issues.  Although the inquiry did not uncover any claims which would impede our freedom to operate, no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing U.S. or foreign patents, or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and sale of our products and processes.

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

Trademarks

On August 15, 2006, Viprovex became our federally registered trademark (Registration Number 3,130,407) in International Class 5 with respect to pharmaceutical products, namely antidotes for the treatment of viral, chemical and biological warfare agents.

On October 30, 2007, Radilex became our federally registered trademark (Registration Number 3,325,241) in International Class 5 with respect to  biotechnology pharmaceuticals, namely, products for counteracting exposure to radiation and chemical agents.

On January 8, 2008, we filed a declaration of actual use with the U.S.Patent and Trademark Office for Homspera with respect to biotechnology pharmaceuticals, namely adjuvants, counter-actants and immunostimulant products for enhancing the natural and reactive immunity to toxic agents.  As of the date of this report, the application is still pending.

On November 6, 2007, ImmuneRegen became our federally registered trademark (Registration Number. 3,329,995) in International Class 5 with respect to  biotechnology pharmaceuticals, namely adjuvants, counter-actants and immunostimulant products for enhancing the natural and reactive immunity to toxic agents.

RESEARCH AND LICENSE AGREEMENTS

Our patents and continued research on Sar9, Met (O2)11-Substance P are derived from discoveries made during research studies funded by the Air Force Office of Scientific Research in 1994 by our co-founders Drs. Mark Witten and David Harris. In December 2002 we entered into consulting agreements on a month-to-month basis with Dr. Mark Witten and Dr. David Harris. Under the terms of these agreements, Drs. Witten and Harris agreed to place at the disposal of us their judgment and expertise in the area of acute lung injury. In consideration for these services, we agreed to pay each of Drs. Witten and Harris a non-refundable fee of $5,000 per month. We and Dr. Harris agreed to terminate the consulting agreement for Dr. Harris in March 2005. In January 2006, the company received correspondence from Dr. Witten stating that he would terminate his consulting contract if his specific requirements were not met. We subsequently accepted his termination effective February 1, 2006.

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

All patent applications filed subsequent to those assigned by Drs. Witten and Harris have been assigned to ImmuneRegen by the inventors.

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

Animal Efficacy Rule

Using traditional efficacy studies in the development of some of our potential applications would require healthy human volunteers to be exposed to lethal agents and pathogens. This cannot be done. Therefore, for several of the product opportunities we are pursuing, we may apply for approval based upon a rule adopted by the FDA in 2002, titled "Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible" (Code of Federal Regulations, Title 21, Part 314, Subpart I), which is also referred to as the "animal efficacy rule." Pursuant to this rule, in situations where it would be unethical to conduct traditional Phase III efficacy studies in humans, as is the case with our applications relating to the treatment of maladies caused by exposure to high level gamma radiation and various chemical and biological agents, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models. Under either the animal efficacy rule or traditional efficacy rules, we will not have marketable applications unless and until our drug candidates complete all required safety studies and clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

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

SECURITIES LAWS

Because our common stock is registered under the Securities Exchange Act of 1934, as amended, and publicly traded, we are subject to a variety of rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the FINRA OTC Bulletin Board, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. We do not know the exact level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules is likely to require the commitment of significant financial and managerial resources. As a result, our management's attention might be diverted from other business concerns, which could negatively affect our business.

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
COMPETITIVE ENVIRONMENT

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Amgen Inc. and Cleveland Biolabs, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as PharmAthene, Inc. and Emergent BioSolutions, Inc. have developed or are developing vaccines against infectious diseases, including anthrax.

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

EMPLOYEES

From our inception through the period ended December 31, 2007, we have relied primarily on the services of outside consultants for services.  As of December 31, 2007, we had nine total employees: five full-time employees, two part-time employees and two contract employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs, a scientific program manager; and, the fifth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, except that we plan on converting the two contract employees to full-time positions within our science department.

If we are able to expand our operations, we will incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Our future success depends in large part upon our ability to attract and retain highly skilled scientific personnel. The competition in the scientific industry for such personnel is intense, and we cannot be sure that we will be successful in attracting and retaining such personnel. All of our employees are subject to employment agreements. We cannot guarantee that we will be able to replace any of our scientific personnel in the event their services become unavailable.

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

As of December 31, 2007, we had a working capital deficit of $624,773. This amount consists of cash of $221,120, prepaid services of $84,691 and a salary advance of $2,025 less accounts payable and accrued liabilities of $932,609. We have incurred a net loss of $18,749,138 for the period from our inception in October 2002 to December 31, 2007, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to ever become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the fiscal year ended December 31, 2007 and December 31, 2006 was $5,463,958 and $1,486,046 respectively. As of December 31, 2007, we had an accumulated deficit of $18,749,138.

Our independent outside auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent certified public accountants have stated in their report included in this Form 10-KSB that we have incurred a net loss and negative cash flows from operations of $5,463,958 and $2,456,038, respectively, for the year ended December 31, 2007. Our expectations to continue to incur net losses and negative cash flow from operations and a lack of operational history, among other matters, that raise substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of this going concern would materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

We will be required to raise additional capital to fund our operations. If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through August, 2008. Additionally, in July 2008, we expect to sell and issue the remaining $1,000,000 of secured convertible debentures pursuant to our January 3, 2008 Securities Purchase Agreement with Y.A. Global Investments, L.P. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We estimate that we will require an additional $5.0 million over the next 24 months in order to finance our research and development efforts, fund operating expenses, pursue regulatory clearances and prosecute and defend our intellectual property rights. We may seek such additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•          we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•          any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate any revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond  August, 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $5.0 million to meet our expenses for the next 24 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms. There is no guarantee that we will be able to defer payment of any of our obligations, at which point we will be forced to find immediate funding to settle such obligations. If we do not find such funding, we may not be able obtain the services and goods needed to continue our operations.

We will need to conduct significant additional research, preclinical testing and clinical testing and expect to incur losses as we research, develop and seek regulatory approvals for our potential products.

All of our research and development efforts are early, pre-clinical stage and Homspera has only undergone exploratory studies to evaluate its biological activity in small animals. We will need to conduct significant additional research, pre-clinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. To date we have not yet made applications with the FDA or any other governmental regulatory agency for approval for our drug candidates, nor have we been in a position to seek such approval. Until such time as we are able to file a New Drug Application, and it is subsequently approved, we will not be able to market or manufacture any products.

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

As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. We currently anticipate that a significant portion of any revenue would be derived from Homspera, Radilex and Viprovex; however, the size and extent of such revenues, if any, are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we further our product development.

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

Our principal development efforts are currently centered on Homspera, and derivatives thereof, Radilex and Viprovex. All drug candidates require U.S. Food and Drug Administration and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. Our research and development efforts for our drug candidates are at a very early stage; they have not been, and may not be, approved for commercial sale by the FDA or any other governmental regulatory agency. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited pre-clinical studies of our potential drug candidates using various small animal models; significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our potential products and will not generate revenues. Even if we receive regulatory approval of a potential product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

All our applications are derived from the use of Homspera. If Homspera is found to be unsafe or ineffective, our business would be materially harmed.

All of our current potential drug candidates are derived from Homspera. In addition, we plan to utilize Homspera in the development of any future products we market. If these current or future product candidates are found to be unsafe or ineffective due to the use of Homspera, we may have to modify or cease production of the products. As all of our applications utilize or will utilize Homspera, any findings that Homspera is unsafe or ineffective would severely harm our business operations, since all of our primary revenue sources would be negatively affected by such findings.

If we fail to successfully develop and commercialize products, we will have to cease operations.

Our failure to develop and commercialize products successfully will cause us to cease operations. Our current potential drug candidates will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we will ever obtain any regulatory approvals of Homspera, Radilex or Viprovex. We currently are focusing our core competencies on the development of Homspera, Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

Our current potential drug candidates, Homspera, Radilex, Viprovex and our technologies utilizing Homspera are at early stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Homspera, Radilex nor Viprovex nor our technologies utilizing Homspera have yet been tested in large animals or humans. Regulatory authorities may not permit large animal or human testing of Homspera, Radilex, Viprovex or any other potential products derived from Homspera. Even if large animal or human testing is permitted, none of Homspera, Radilex, Viprovex or any other potential drug candidate, if any, derived from Homspera may be successfully developed or shown to be safe or effective.

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

The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Our current drug candidates, Homspera, Radilex and Viprovex, will have to undergo clinical trials and the marketing and manufacturing of these drug candidates, if any, will be subject to rigorous testing procedures. Our research and development efforts are at a very early stage and Homspera, Radilex and Viprovex have only undergone pre-clinical testing in small animals. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of Homspera, Radilex and Viprovex or any other potential products, if any, derived from Homspera. Moreover, any significant delays in clinical trials will impede our ability to commercialize our applications and generate revenue and could significantly increase our development costs. The commencement and completion of clinical trials for Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera, could be delayed or prevented by a variety of factors, including:

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

Even if human clinical trials of Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera are initiated and successfully completed, the FDA may not approve any of them for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our potential products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

The FDA has not designated expanded access protocols for Homspera, Radilex or Viprovex as "treatment" protocols. The FDA may not determine that Homspera, Radilex or Viprovex meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Homspera or Radilex or Viprovex are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with any of them.

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

Prior to receiving approval to commercialize Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that they are both safe and effective. We will need to demonstrate such potential products' efficacy and monitor their safety throughout the process. If any future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

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

The manufacturing process of Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products and we have not manufactured any of the limited quantities of Homspera, Radilex and Viprovex used in our studies to date. We may not successfully arrange for contract manufacturing of Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera in production quantities and this could prevent us from commercializing products or limit our profitability from any such proposed products.

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

Our ability to earn any revenue on Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of Homspera, Radilex, Viprovex or any such other potential products, if any, derived from Homspera are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

The medical community may not accept and utilize Homspera, Radilex, Viprovex or any other potential product, if any, derived from Homspera, the effect of which would prevent us from successfully commercializing any proposed product and adversely affect our level of future revenue, if any.

Our ability to market and commercialize Homspera, Radilex, Viprovex or any other potential product, if any, derived from Homspera depends on the acceptance of potential drug candidates based on Homspera by the medical community. We will need to develop commercialization initiatives designed to increase awareness about us and Homspera among targeted audiences, including public health activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of potential drug candidates based on Homspera, we may not be able to successfully commercialize any proposed products or generate revenue.

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

We have filed patent applications directed to various methods of using and compositions comprising substance P analogues.  We presently own at least five issued patents, including at least two issued U.S. patents and at least three issued foreign patents, one of which has been registered in nine countries in the European Union. We also have at least 61 pending patent applications, including at least 10 pending U.S. utility patent applications, at least 10 pending U.S. provisional applications, at least  4 pending international patent applications, and at least 37 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

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

Although we believe our proprietary technology to be protected and our patents on the use of Homspera and its derivates, Radilex and Viprovex are enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

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

Our potential products based on Homspera could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if not successful, could cause us to pay substantial damages and prohibit us from selling our products. Because patent applications in the United States are not publicly disclosed until the patent application is published or the patent is issued, applications may have been filed which relate to services similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

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

We currently maintain a key-man life insurance policy on Mr. Wilhelm and Dr. Siegel for $1,000,000 and $250,000, respectively, payable to the company. While we have entered into employment agreements with Mr. Wilhelm and Dr. Siegel, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our employment agreement with Michael Wilhelm is an At-Will agreement, meaning that either the Company or Mr. Wilhelm may terminate employment at any time for any reason with or without cause.

A limited prior public market and trading market may cause volatility in the price of our common stock.

Our common stock is currently traded on a limited basis on the OTC Bulletin Board (the "OTCBB") under the symbol "IRBO". The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than exchanges such as the NASDAQ Stock Market and the American Stock Exchange. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

Certain of our stockholders holding approximately 34,864,823 shares of common stock and 17,708,125 common stock purchase warrants have the right to register securities for resale that they hold pursuant to registration rights agreements. We also currently have $2 million in convertible debentures outstanding.  The debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.20 per share. On or after December 31, 2009 or if we fail to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in the convertible debenture, the conversion price of the convertible debentures becomes the lower of (i) $0.20 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion. In addition, we expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations, which were eased significantly in February 2008. Although we are a former shell company and thus subject to heightened informational requirements under revised Rule 144, we satisfied the requirement of filing “Form 10” information, as specified in the Rule, over 12 months ago. As a result, in general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may freely sell their shares of our common stock, while our current and recent affiliates may sell, within any three-month period, a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We may not have the ability to repurchase our secured convertible notes.

On January 3, 2008, we issued $2 million in secured convertible debentures (the “Convertible Debentures”) and we have the option to issue to the buyer an additional $1 million of Convertible Debentures within the six months from the issuance.  Obligations under the Convertible Debentures are guaranteed by our wholly-owned subsidiary and secured by all of our subsidiary’s assets and property, including patents. The Convertible Debentures mature on December 31, 2010 and accrue interest at the rate of 8% per annum.

Upon the occurrence of certain events of default defined in the Convertible Debentures, including our failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the Convertible Debentures, together with interest and other amounts due, become immediately due and payable.  In addition, in the event we effect any “fundamental transaction” as defined in the Convertible Debentures, including a merger or consolidation or sale of more than 50% of our assets, the holder may require the redemption of all amounts owed, including principal, accrued and unpaid interest and any other charges.  We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to repurchase the Convertible Dentures.  Any failure to repurchase the notes when required will result in an event of default, and in such event, we may lose all of our assets, be forced to restructure, file for bankruptcy or cease operations, any of which could cause to you to lose all or part of your investment.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are currently located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258, where we have leased approximately 3,322 square feet of office space for the period November 1, 2007 through October 31, 2009. Our minimum monthly rent expense is $6,921 plus tax per month in the first year and will increase to $7,128 plus tax per month in the second year. We will also be responsible for our proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is approved for quotation on the FINRA OTC Bulletin Board under the symbol "IRBO". The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008
	High	Low
1st Quarter (through March 20, 2008)	$0.10	$0.02

	2007
	High	Low
1st Quarter	$0.17	$0.12
2nd Quarter	0.21	0.12
3rd Quarter	0.23	0.14
4th Quarter	0.16	0.07

	2006
	High	Low
1st Quarter	$0.35	$0.20
2nd Quarter	0.51	0.27
3rd Quarter	0.30	0.14
4th Quarter	0.29	0.13

On March 20, 2008 the closing price of our common stock as reported by the OTC Bulletin Board was $0.055 per share. There were approximately 800 shareholders of record of our common stock as of March 20, 2008. We have not paid any dividends on our common stock since inception and do not intend to do so in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2008, the Board of Directors approved of the issuance of 1,000,000 restricted shares of our common stock to Joseph Stevens & Co., Inc. and its designees, all of whom are accredited investors, per the terms of a consulting agreement dated November 20, 2007, under the terms of which the consultant would provide referral services for a term of one year to identify and introduce potential Directors to the company. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Also on February 15, 2008, the Board of Directors approved of the issuance of 300,000 restricted shares of common stock to a consultant, who is an accredited investor, per the terms of a consulting agreement dated November 13, 2007, under the terms of which the consultant would provide investor relations services and consulting services for new product development for a term of four months. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 3, 2008, we entered into a securities purchase agreement with YA Global Investments, L.P., pursuant to which YA Global Investments, L.P. agreed to purchase from us (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 7,500,000 additional shares of our common stock. The initial closing occurred on January 3, 2008, at which time we sold to YA Global Investments, L.P. $2 million of the convertible debentures and the warrants.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In April 2007, we issued warrants to purchase 5,000,000 shares of common stock to a consultant, who is an accredited investor.  The warrants consist of three year warrants to purchase up to 4,000,000 shares of common stock exercisable at strike prices ranging from $.16 to $.30 per share and 1,000,000 five year warrants to purchase common stock exercisable at $.50 per share. 750,000 of the $0.16 strike price warrants vested immediately and the remainder vest in equal monthly installments of 177,083 over the 24 month term of the contract. The warrants have a net issue exercise provision to allow for cashless exercise unless and until the shares underlying the warrants are registered by us. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 31, 2007, we issued 400,000 shares of common stock at a price of $0.155 per share to a consultant, who is an accredited investor, for services performed through June 2007. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 31, 2007, we issued 100,000 shares of common stock at a price of $0.15 per share to a consultant, who is an accredited investor,  for services performed through March 2007. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On January 3, 2007, we issued 5,482,600 shares of our common stock to Joseph Stevens & Co., Inc. and its designees, all of whom are accredited investors, as commission for acting as placement agent for our private offering completed during the fourth quarter of 2006. Per the terms of our agreement, as additional commission, the placement agent, or its designees, were entitled to receive one share of common stock for each dollar of gross proceeds raised in the offering. The shares issued to the placement agent were offered in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

CORPORATE HISTORY

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

RECENT EVENTS

On January 3, 2008, we entered into a securities purchase agreement with YA Global Investments, L.P., pursuant to which YA Global Investments, L.P. agreed to purchase from us (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 7,500,000 additional shares of our common stock. The initial closing occurred on January 3, 2008, at which time we sold to YA Global Investments, L.P. $2 million of the convertible debentures and the warrants. The company, at our sole option, may elect to sell and issue to YA Global Investments, L.P. an additional $1 million of secured convertible debentures within the six months following the execution of the securities purchase agreement. See Note 10 to the notes to the financial statements for more information.

On November 1, 2007, the Board of Directors appointed a new director, Jerome Bernard Zeldis, M.D., Ph.D., to our Board of Directors to fill a vacant directorship. We and Dr. Zeldis entered into a Director’s Agreement dated October 30, 2007 which describes the duties of Dr. Zeldis, the fees and compensation and expense reimbursement for his service, subject to the Board’s approval, the grant of 1,000,000 non-qualified stock options to Dr. Zeldis for service as a director, his term of service and other covenants and provisions. As of December 31, 2007, the Board has not approved the non-qualified stock issuance.

On October 25, 2007, we entered into a two year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc. pursuant to which we will lease approximately 3,322 square feet of office space for the period November 1, 2007 through October 31, 2009, to serve as our new corporate headquarters which are located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258.  Our minimum monthly rent expense is $6,921 plus tax per month in the first year and will increase to $7,128 plus tax per month in the second year.  We will also be responsible for its proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.

On August 6, 2007 we repaid an unsecured senior promissory note from a director in the amount of $56,000, the outstanding principal amount of the note plus accrued interest in the amount of $6,000.  Effective August 1, 2006, we had converted a cash advance from such director into an unsecured senior promissory note in the amount of $50,000 bearing an annual interest rate of 12%.

On August 1, 2007 the Board of Directors approved by Unanimous Written Consent to grant stock option awards totaling ten million stock options to officers, directors and consultants pursuant to the terms of the 2003 Stock Option, Deferred Stock and Restricted Stock Plan.  The awards are as follows:  6,060,000 stock options were issued to Officers and employees in the form of incentive stock options with a strike price of $0.195 per share and non-qualified stock options with a strike price equal to $0.166 per share; 3,250,000 non-qualified stock options with a strike price equal to $0.166 per share were issued to directors per the terms of their agreements, or for reaching certain milestones: and lastly, 690,000 non-qualified stock options with strike prices ranging from $0.166 per share to $0.195 per share were issued to consultants per the terms of their agreements or as bonuses.

On May 14, 2007, the Board of Directors appointed a new director, Lance K. Gordon, Ph.D., to our Board of Directors to fill a vacant directorship. For his service as a member of our Board of Directors, we granted to Dr. Gordon under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to $0.166 expiring on July 31, 2017 to vest within 30 days from the date of the grant.

On April 24, 2007, our Board of Directors appointed a new director, Robert J. Hariri, M.D., Ph.D., to our Board of Directors to fill a vacant directorship. For his service as a member of our Board of Directors, we granted to Dr. Hariri under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to $0.166 expiring on July 31, 2017 to vest within 30 days from the date of the grant.

On April 23, 2007, we entered into a consulting agreement for a term of 24 months to obtain strategic advisory and development services. Consultant will analyze our business plan and prepare corporate materials for dissemination to related industry professionals to be used for identifying potential acquisition candidates, partners and collaborators. We will pay to consultant a monthly cash fee of $4,000. In addition, consultant will be issued up to 5,000,000 common stock purchase warrants with a net issue exercise provision to allow for cashless exercise unless and until the shares underlying the warrants are registered by us. The warrants shall consist of three year warrants to purchase up to 4,000,000 shares of common stock exercisable at strike prices ranging from $.16 to $.30 per share and 1,000,000 five year warrants to purchase common stock exercisable at $.50 per share. 750,000 of the $0.16 strike price warrants will vest immediately and the remainder will vest in equal monthly installments over the 24 month term of the contract. The contract is cancellable by either party for any reason by providing 30 days written notice and the warrants contain forfeiture provisions as to all unvested warrants in the event the agreement is terminated prior to vesting date.

In April 2007, we issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  We charged to operations the amount of $166,997 the value of the warrants that vested during the twelve months ended December 31, 2007.

In January 2007, we issued 5,482,600 restricted shares of our common stock to Joseph Stevens & Co., Inc. and its designees as commission for acting as placement agent for our private offering completed during the fourth quarter of 2006. Per the terms of our agreement, as additional commission, the placement agent, or its designees, were entitled to receive one share of common stock for each dollar of gross proceeds raised in the offering. These shares were shown as common stock subscribed on our balance sheet at December 31, 2006.

In January 2007, we issued 298,039 shares of common stock at a price of $0.15 per share to an employee in satisfaction of a liability previously accrued.

In January 2007, we issued 400,000 shares of common stock at a price of $0.155 per share to a consultant for services to be performed through June 2007.

In January 2007, we issued 100,000 shares of common stock at a price of $0.15 per share to a consultant for services to be performed through March 2007.

In January 2007, we issued options to purchase 100,000 shares of common stock an employee. The options vest 12,500 every quarter for the next two years.

GENERAL

IR BioSciences Holdings, Inc. is a development-stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera™ and its derivatives, Radilex® and Viprovex®. Although containing the identical active ingredient Homspera, we defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use. Our goals include developing these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, and to meet the commercial need for similar beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments. We have discovered activities of Homspera that may potentially open additional commercialization opportunities in areas such as human adult stem cell stimulation, vaccine adjuvants, which stimulate the immune system above that of a stand-alone vaccine, and wound healing.

Our current focus is to develop Homspera for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells.  It is the belief of our management, that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious disease using Homspera derivatives Radilex and Viprovex, respectively, which are described below.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. We believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement. Further, we believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other therapies.

Viprovex is being researched by us for use in potential treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. We believe that Viprovex, if developed, can be used in potential applications for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-along drug or as an adjuvant to other existing drugs. Based on early studies on Homspera and existing literature on Substance P, we are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin.

Recent studies have evaluated the effects of Homspera on human adult stem cell activity.  Additionally, ongoing studies are being performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds.

To date, we have not obtained regulatory approval for or commercialized any applications using Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.

PLAN OF OPERATIONS

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Homspera, Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

The preliminary results of our pre-clinical studies using Homspera, Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

PRODUCT RESEARCH AND DEVELOPMENT

Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2006 and 2007 was limited. We spent approximately $541,589 and $484,029 in 2007 and 2006, respectively, in research and development activities related to the development of Homspera, Radilex and Viprovex. From our inception in October 2002, we have spent $1,568,186 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $800,000 in an effort to further develop Homspera, Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through investment funding, licensing agreements or grants, we expect we will further increase our research and development spending.

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 12 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have not entered into discussions with and have no agreements or arrangements with any such companies. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar year 2009. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2007, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

If product development or approval does not occur as scheduled, our time to reach market will be lengthened and our costs will substantially increase. Additionally, we may be requested to expand our findings to gather additional data or we may not achieve the desired results. If so, we may have to design new protocols and conduct additional studies. This will increase our costs and delay the time to market for our potential products, if any.  Any of these occurrences would have a material negative impact on our business and our liquidity as it may cause us to seek additional capital sooner than expected and allow our competitors to successfully enter the market ahead of us.

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

If we are successful in completing our studies and the results are as we anticipate, we intend to prepare and submit the necessary documentation to the FDA and other regulatory agencies for approval. If approval for Homspera, Radilex and/or Viprovex is granted, we expect to begin efforts to commercialize our product, if any, immediately thereafter, however, since we are currently in the pre-clinical stage of development, it will take an indeterminate amount of time in development before we have a marketable drug, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements made in 2007.

REVENUES

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

COSTS AND EXPENSES

From our inception through December 31, 2007, we have incurred losses of $18,749,138. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to shareholders for the penalty incurred for the late registration of shares.

For the twelve months ending December 31, 2007, Sales, General and Administrative expenses (“SG&A”) were $5,516,323, an increase of $3,071,006 or approximately 125% compared to SG&A expenses of $2,445,317 during the 12 months ended December 31, 2006. The year over year increase was primarily due to an increase of $2,468,218 for the costs of non-cash compensation and also to a one-time adjustment in 2006 that resulted in a net gain of $1,007,779 relating to the cost of penalty for late registration of shares, as more fully described below.

For the twelve months ending December 31, 2007, Interest Income (net) was $62,909 an increase of approximately 230% compared to Interest Expense (net) of $48,508 during the 12 months ended December 31, 2006. Interest Income increased because we repaid all outstanding notes payable during the twelve months ended December 31, 2007 and earned interest on the proceeds of a private placement that we conducted in December 2006. We expect Interest Expense to increase during the coming twelve months as we will accrue interest expenses on the convertible debenture we issued in January 2008.

NET LOSS

For the reasons stated above, our net loss for the twelve months ending December 31, 2007 was $5,463,958, or $0.05 per share versus a net loss for the twelve months ending December 31, 2006 of $1,486,046 or $0.02 per share. For the period of inception (October 30, 2002) through December 31, 2007, our net loss was $18,749,138, or $0.38 per share. We expect that losses will continue through the period ending December 31, 2010.

We have incurred a net loss and negative cash flows from operations of $5,463,958 and $2,456,038, respectively, for the year ended December 31, 2007. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. Management believes we currently have sufficient working capital to fund operations through August, 2008.  Additionally, in July of 2008, we expect to sell and issue the remaining $1,000,000 of secured convertible debentures pursuant to the January 3, 2008, Securities Purchase Agreement with Y.A. Global Investments, L.P. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond August, 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

We attempted to register the shares and warrants by filing a registration statement with the Securities and Exchange Commission on November 24, 2004, and amended this registration statement with pre-effective amendments no. 1, 2, 3 and 4 on July 20, 2005, November 16, 2005, February 22, 2006 and April 7, 2006, respectively. On July 10, 2006 we, pursuant to Rule 477 of Regulation C of the Securities Act of 1933, as amended, applied for an order granting the immediate withdrawal of the Registration Statement on Form SB-2.

In August 2006, we reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which we are obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 4,150,798 shares and warrants to purchase an additional 1,634,400 shares, respectively. This resulted in a decrease in the number of share issuable 2,475,107 (with a fair value of $816,785) and a decrease in the number of warrant shares of 974,587 (with a fair value of $177,789). This resulted in a net realized gain of $438,601 during the twelve months ended December 31, 2006.

In August 2006, we issued 4,150,798 shares and warrants to purchase 1,634,400 shares and relieved accrued liabilities in the aggregate amount of $1,053,904. For the twelve months ended December 31, 2006, we marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had current assets of $307,836 consisting of cash of $221,120 and prepaid services of $84,691.  Also, at December 31, 2007, we had current liabilities of $932,609, consisting of accounts payable and accrued liabilities of $932,609 and notes payable of $0. This resulted in a working capital deficit of $624,773. During the twelve months ended December 31, 2007, we used cash in operating activities of $2,456,038. From the date of inception (October 30, 2002) to December 31, 2007, we had a net loss of $18,749,138 and used cash of $8,449,980 in operating activities. We met our cash requirements from our inception through December 31, 2007 via the private placement of $7,877,901 of our common stock and $858,628 from the issuance of notes payable, net of repayments.

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

On January 3, 2008, we entered into a securities purchase agreement with YA Global Investments, L.P., pursuant to which YA Global Investments, L.P. agreed to purchase from us (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 7,500,000 additional shares of our common stock. The initial closing occurred on January 3, 2008, at which time we sold to YA Global Investments, L.P. $2 million of the convertible debentures and the warrants. The company, at our sole option, may elect to sell and issue to YA Global Investments, L.P. an additional $1 million of secured convertible debentures within the six months following the execution of the securities purchase agreement.

In December 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, we would file with the SEC an appropriate registration statement to register these shares along with the shares underlying these warrants. In the event that we had failed to comply with the filing deadline, there would have been a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty would have amounted to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until such  time as a registration statement that included these shares and warrants was filed or for 12 months. As of December 31, 2007, we are not subject to any penalty.

Pursuant to our employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid a salary of $125,000 and $175,000 to Mr. Wilhelm during the first and second years of his employment, respectively. Thereafter we paid through August 10, 2005, an annual salary of $250,000. On August 10, 2005, we entered into a new employment agreement with Mr. Wilhelm. The new employment agreement is an At-Will agreement, meaning that the Company or Mr. Wilhelm may terminate employment at any time for any reason with or without cause, and calls for a salary at the rate of $275,000 per annum and provides for annual salary increases of 10% and bonus incentives. Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our Company.

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the company completed a tender offer for warrants totaling $1,211,000 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we paid an annual salary of $98,000 for the second year ending December 31, 2006 and paid an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of our Company.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to December 31, 2007, we were able to obtain financing of $9,097,736 from a series of private placements of our securities (which resulted in net proceeds to us of $7,877,901). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  We also expect to sell an additional $1 million of the secured convertible debentures after July 3, 2008 as per the terms of the securities purchase agreement with YA Global Investments L.P. Based on our current plan of operations all of our current funding is expected to be depleted by the end of August, 2008. The additional $1 million is expected to fund operations until January 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent registered certified public accountants have stated in their report included in this Form 10-KSB that the Company's recurring losses and negative cash flow raise substantial doubt about the Company's ability to continue as a going concern.

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

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient to meet or operating needs through August, 2008. Thereafter, we believe that we will require an additional $2,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We acquired $24,945 worth of property, plant or equipment for the year ended December 31, 2007. We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended December 31, 2007, we have relied primarily on the services of outside consultants for services.  As of December 31, 2007 we had nine total employees: five full-time employees, two part-time employees and two contract employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Senior Director, Product Development and Regulatory Affairs, a scientific program manager; and, the fifth serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months, except that we plan on converting the two contract employees to full-time positions within our science department.

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

A summary of option activity under the Plan as of December 31, 2007, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,914,212	$0.50
Issued	10,100,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2007	16,014,212	$0.29

Non-vested at December 31, 2007	100,000	$0.16
Exercisable at December 31, 2007	15,914,212	$0.29

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to stock options was $24,840 . During the year ended December 31, 2007, the Company charged $482,771 to operations related to recognized stock-based compensation expense for employee stock options.

Recent Accounting Pronouncements

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

ITEM 7. FINANCIAL STATEMENTS

IR BIOSCIENCES HOLDINGS, INC.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Index to Consolidated Financial Statements

Page No.

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Losses for the years ended December 31, 2007 and 2006 and the period October 30, 2002 (Date of Inception) through December 31, 2007	F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the period October 30, 2002 (Date of Inception) through December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period October 30, 2002 (Date of Inception) through December 31, 2007	F-12

Notes to Consolidated Financial Statements	F-13 to F-32

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
IR BioSciences Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IR Biosciences Holdings, Inc. and Subsidiary ("Company"), a development stage company, as of December 31, 2007 and 2006, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007 and for the period October 30, 2002 (date of inception as a development stage enterprise) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IR BioSciences Holdings, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and from October 30, 2002 (date of inception as a development stage enterprise ) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM  LLP
Certified Public Accountants

New York, New York
March 28, 2008

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets as of December 31, 2007
And December 31, 2006

	December 31, 2007	December 31, 2006
Assets
Current assets

Cash and cash equivalents	$221,120	$2,752,103
Prepaid services and other current assets (Note 1)	84,691	77,899
Salary advance (Note 1)	2,025	1,500

Total current assets	307,836	2,831,502

Deposit (Note 1)	7,128	2,260
Furniture and equipment, net of accumulated depreciation of $27,158 and $12,242 (Note 2)	38,271	28,242

Total assets	$353,235	$2,862,004

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable and accrued liabilities (Note 3)	932,609	460,969
Current portion of Notes Payable	-	50,000
Total current liabilities	932,609	510,969

Commitments and Contingencies (Note 8)	-	-

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 114,322,539 and 108,041,897 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively (Note 6)	114,323	108,042
Additional paid-in capital	17,902,441	15,522,690
Common stock subscribed (Note 6)	153,000	5,483
Deficit accumulated during the development stage	(18,749,138)	(13,285,180)
Total stockholder's (deficit) equity	(579,374)	2,351,035

Total liabilities and stockholders' (deficit) equity	$353,235	$2,862,004

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses
For the years ended December 31, 2007 and 2006,
And for the period of inception
(October 30, 2002) to December 31, 2007

	For the Year Ended December 31,		For the Period October 30, 2002 to
	2007	2006	December 31, 2007
Revenues	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	5,516,323	2,445,317	16,085,941
Merger fees and costs	-	-	350,000
Financing cost	-	-	90,000
Impairment of intangible asset costs	-	-	6,393
Total operating expenses	5,516,323	2,445,317	16,532,334

Operating loss	(5,516,323)	(2,445,317)	(16,532,334)

Other expense:
Cost of penalty for late registration of shares	-	(438,601)	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	(123,505)	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	(445,673)	(760,058)
Interest (income) expense, net	(62,909)	48,508	1,152,356

Total other (income) expense	(62,909)	(959,271)	2,206,260

(Loss) before income taxes	(5,453,414)	(1,486,046)	(18,738,594)

Provision for income taxes	(10,544)	-	(10,544)

Net (loss)	$(5,463,958)	$(1,486,046)	$(18,749,138)

Net income (loss) per share - basic and diluted	$(0.05)	$(0.02)	$(0.38)

Weighted average shares outstanding -basic and diluted	114,221,943	73,234,541	48,979,038

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007

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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
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

The accompanying notes are an integral part of these audited consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From period of inception (October 30, 2002) to December 31, 2007
(continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Issuance of 100,000 shares to officer, previously accrued	100,000	100	41,316	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	34,464	35	16,162	-	-	-	16,197

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	19,288	19	2,392	-	-	-	2,411

Conversion of accrued interest to common stock at $0.125 per share in May, 2006	16,324	16	2,025	-	-	-	2,041

Conversion of accrued interest to common stock at $0.10 per share in May, 2006	13,454	14	1,341	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.09 per share in June 2006	5,000	5	445	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	4,150,798	4,151	867,514	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	34,266,250	34,267	4,579,282	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	32,120	-	-	-	32,120

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)

Balance at December 31, 2006	108,041,900	$108,042	$15,522,690	$-	$5,483	$(13,285,180)	$2,351,035

Common stock issued as commission for equity fund raising	5,482,600	5,483	-	-	(5,483)	-	-

Common stock issued to consultant in January, 2007 at $0.15 per share	298,039	298	44,408	-	-	-	44,706

Common stock issued to consultants in January, 2007 at $0.155 per share	400,000	400	61,600	-	-	-	62,000

Common stock issued to consultants in January, 2007 at $0.15 per share	100,000	100	14,900	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	471,457	-	-	-	471,457

Value of options issued to employee in January, 2007	-	-	5,426	-	-	-	5,426

Value of warrants issued to a consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services	-	-	-	-	33,000	-	33,000

Common stock to be issued for finder’s fee	-	-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)

Balance at December 31, 2007	114,322,539	$114,323	$17,902,441	$-	$153,000	$(18,749,138)	$(579,374)

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows for the years
ended December 31, 2007 and 2006,
and for the period of inception (October 30, 2002)
to December 31, 2007

	For the Year Ended December 31,		For the Period October 30, 2002 to
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(5,463,958)	$(1,486,046)	$(18,749,138)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	2,488,843	398,663	6,808,359
Cost of penalty for late registration of shares - stock portion	-	(360,197)	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	(78,404)	560,434
(Gain) from marking to market - stock portion of penalty for late registration of shares	-	(445,673)	(760,058)
(Gain) from marking to market - warrant portion of penalty for late registration of shares	-	(123,505)	(378,198)
Legal fees for note payable	-	20,125	20,125
Placement fees for note payable	-	65,000	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	-	-	1,006,935
Depreciation and amortization	14,916	8,381	52,515
Changes in operating assets and liabilities:
Deposits	(4,868)	-	(4,868)
Prepaid services and other assets	(6,792)	(38,392)	(41,950)
Accounts payable and accrued expenses	516,346	6,064	1,178,363
Salary advance	(525)	(1,500)	(2,025)

Net cash used in operating activities	(2,456,038)	(2,035,484)	(8,449,980)

Cash flows from investing activities:
Acquisition of property and equipment	(24,945)	(32,397)	(65,429)

Net cash used in investing activities	(24,945)	(32,397)	(65,429)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	-	719,875	1,953,375
Principal payments on notes payable and demand loans	(50,000)	(779,750)	(1,094,747)
Shares of stock sold for cash	-	4,613,549	7,873,451
Proceeds from exercise of warrant	-	450	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	(50,000)	4,554,124	8,736,529

Net increase (decrease) in cash and cash equivalents	(2,530,983)	2,486,243	221,120

Cash and cash equivalents at beginning of period	2,752,103	265,860	-

Cash and cash equivalents at end of period	$221,120	$2,752,103	$221,120

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,000	$36,500	$86,053

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$230,000	$16,197	$3,177,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$5,807	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$2,258,843	$347,268	$3,378,492

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$2,760	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$1,053,904	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$(805,870)	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$(201,910)	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$41,416	$41,416

Value of warrants issued to members of advisory board	$-	$22,688	$22,688

Services for note payable	$-	$9,750	$9,750

Issuance of shares for accounts payable	$44,706	$-	$44,706

Issuance of shares as commission for equity fundraising	$5,483	$-	$5,483

The accompanying notes are an integral part of these audited consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Business

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly owned subsidiary, ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics for regenerating or strengthening the human immune system in part, through stimulating human adult stem cells and for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Homspera, Radilex and Viprovex, the Company’s potential drug candidates, have only undergone pre-clinical testing in small animals. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. Significant inter-company transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2007 and 2006, the Company incurred losses from operations of $5,463,958 and $1,486,046, respectively. This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2007, 2006 and 2005, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $18,749,138 from its inception through December 31, 2007. The Company incurred a net loss of $5,463,958 and $1,486,046 from operations during the years ended December 31, 2007 and 2006, respectively. The Company has a net working capital deficit of $624,773 with cash and cash equivalents of $221,120 at December 31, 2007 versus working capital of $2,320,533 and cash and cash equivalents of  $2,752,103 at December 31, 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2007, and 2006 and the period from October 30, 2002 (date of inception) to December 31, 2007 were  $541,589, $484,029, and $1,568,186, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2007.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

A summary of option activity under the Plan as of December 31, 2007, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,914,212	$0.50
Issued	10,100,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2007	16,014,212	$0.29

Non-vested at December 31, 2007	100,000	$0.16
Exercisable at December 31, 2007	15,914,212	$0.29

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to stock options was $12,420. During the year ended December 31, 2007 the Company charged $2,010,849 to operations related to recognized stock-based compensation expense for employee stock options.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

Prepaid services and other current assets

Prepaid services and other current assets at December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006
Prepaid insurance	$29,502	$34,394
Prepaid services	27,500	-
Prepaid car lease	27,689	43,505
	$84,691	$77,899

Salary advance

The Company has made an advance of salary to one employee in the amount of $2,025 and $1,500 as of December 31, 2007 and December 31, 2006, respectively.

Deposit

The deposit consists of a deposit on leased office space in the amount of $7,128 as of December 31, 2007 versus a balance of $2,260 as of December 31, 2006.

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the years ended December 31, 2007 or 2006.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2007 and December 31, 2006 consists of the following:

	December 31, 2007	December 31, 2006
Office Equipment	$59,283	$34,337
Office Fixtures and Furniture	6,146	6,147
	65,429	40,484
Accumulated Depreciation	(27,158)	(12,242)
	$38,271	$28,242

Depreciation expense included as a charge to income amounted to $14,916, $8,381, and $52,515 for the years ended December 31, 2007 and 2006 and from the period of inception to December 31, 2007, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
Accounts payable and accrued liabilities	$852,411	$395,788
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	5,681
Accrued payroll	2,092	-
Credit cards	36,765	21,374
State income tax payable	3,200	3,200
	$932,609	$460,969

NOTE 4 - RELATED-PARTY TRANSACTIONS

Notes Payable

During the year ended December 31, 2007, the Company had outstanding one note payable in the amount of $50,000 to a Director. This note bore interest at the rate of 12% per annum.  This note was repaid in August 2007, along with $6,000 of accrued interest. At December 31, 2007, the Company had no notes payable outstanding.

Credit Card Lines of Credit

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm personally guarantees this line of credit. At year end December 31, 2007, the Company had an outstanding balance on the credit card of $21,027 versus a balance of $21,373 at December 31, 2006.

The Company has a second line of credit with Bank of America for $35,000. Our Chief Executive Officer Michael Wilhelm personally guarantees this line of credit. At year end December 31, 2007, the Company had an outstanding balance on the credit card of $15,739 versus a zero balance as of December 31, 2006.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

During the twelve months ended December 31, 2007 and 2006, options held by Mr. Wilhelm to purchase an aggregate of 2,023,952 and 3,373,018 shares of common stock were vested under  with a fair value of $471,457 and $264,274 were vested.

In addition, Mr. Wilhelm was granted ten year options to purchase an additional 2,000,000 shares of common stock at a price of $0.166 per share, and 500,000 shares of common stock at $0.195 per share.  During the twelve months ended December 31, 2007, the Company charged to operations the fair value of $330,975 and $81,112, respectively, for these option grants to Mr. Wilhelm.

Chief Financial Officer:

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the Company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the Company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we paid an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of the Company. Mr. Fermanis also received 100,000 shares of the Company's common stock, which were earned at the rate of 1/12 or 8,333 per month beginning January 2005. The Company charged to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2006, the Company charged $41,416 to operations for the issuance of 100,000 shares to Mr. Fermanis. This amount is carried in accrued liabilities at December 31, 2006.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

During the year ended December 31, 2007, Mr. Fermanis was granted ten year options to purchase 900,000 shares of common stock at $0.166 per share, and 500,000 shares of common stock at $0.195 per share. The Company charged to operations the fair value of $148,939 and $81,112, respectively, for these option grants to Mr. Fermanis.

Mr. Fermanis’ employment agreement ended on December 31, 2007.  Since that time he has continued to serve as Chief Financial Officer at the same salary as the third year of his expired contract.  We expect to sign Mr. Fermanis to a new employment agreement with similar terms pending approval of the Board of Directors.

Senior Director Of Product Development And Regulatory Affairs:

Pursuant to our employment agreement with Dr. Hal N. Siegel, our Senior Director of Product Development and Regulatory Affairs, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Dr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Dr.. Siegel received options with a term of five years to purchase 200,000 shares of common stock of the Company. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Dr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Dr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

During the year ended December 31, 2007, Dr. Siegel was granted ten-year options to purchase 1,100,000 shares of common stock at $0.166 per share, and 500,000 shares of common stock at $0.195 per share. The Company charged to operations the fair value of $182,050 and $81,112, respectively, for these option grants to Dr. Siegel.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Dr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

Board Of Directors

During the year ended December 31, 2007, the Company granted to board members ten-year options to purchase an aggregate of 3,250,000 shares of common stock at a price of $0.166 per share. The Company charged to operations the fair value of $537,834 for these option grants to board members.

NOTE 5 - NOTES PAYABLE

During the year ended December 31, 2007, the Company had outstanding one note payable in the amount of $50,000 to a Director. This note bore interest at the rate of 12% per annum.  This note was repaid in August 2007, along with $6,000 of accrued interest. At December 31, 2007, the Company had no notes payable outstanding.

NOTE 6 - CAPITAL STOCK

Common stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2007. The Company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share.

In July, 2003 a 1 for 20 reverse stock split of the Company's common stock was effected. On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Total authorized shares and par value remain unchanged. Accordingly, the effect of the reverse and subsequent forward split has been presented in the accompanying financial statement and footnote disclosures. On June 28, 2006, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000. As of December 31, 2007 the Company has 114,322,539 shares of common stock issued and outstanding.

During the year ended December 31, 2002, the Company issued an aggregate of 1,459,188 shares of common stock to employees and consultants for services in the amount of $ 9,782. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 16,612,276 shares of common stock to its founders in exchange for a proprietary license charged to operations, valued at $ 9,250. The Company also issued an aggregate of 185,578 shares of common stock in exchange for $31,001, net of costs and fees.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

During the year ended December 31, 2003, the Company issued an aggregate of 267,594 shares of common stock to consultants for services in the amount of $37,280. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 2,155,104 shares of common stock in exchange for $ 300,000 of previously incurred debt. The Company also issued an aggregate of 383,430 shares of common stock in exchange for $ 65,000 net of costs and fees. In July, 2003, the Company issued 2,368,130 in connection with the Company's acquisition and merger with GPN Network, Inc. (see Note 1.)

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

During the year ended December 31, 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer with a fair value of $41,416, which was previously accrued.  The Company also issued 34,464 shares of S-8 common stock at $0.125 per share to a consultant for services provided for business development. In addition, the Company issued 19,288 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest. The Company issued 16,324 shares of common stock at $0.125 per share to an investor for the conversion of accrued interest. The Company issued 13,454 shares of common stock at $0.10 per share to an investor for the conversion of accrued interest. The Company issued 5,000 shares of common stock at $0.09 per share for the exercise of warrants by an investor. The Company issued 4,150,798 shares of common stock for the penalty for late registration of shares, which were previously accrued.

During the year ended December 31, 2007, the Company issued 5,842,600 shares of common stock as commission for the Company’s equity financing. In addition, the Company issued 298,039 shares of common stock to a consultant for services in the amount of $44,706 which were incurred during the year ended December 31, 2006.  All valuations for common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. In addition, the Company issued 298,039 shares of common stock at a price of $0.15 per share to an employee in satisfaction on a liability previously accrued.  The Company also issued 400,000 shares of common stock at a price of $0.155 per share to a consultant for services to be performed through June 2007.  The Company charged the amount of $62,000 to prepaid services during the three months ended June 30, 2007. In addition, the Company issued 100,000 shares of common stock at a price of $0.15 per share to a consultant for services to be performed through March 2007.  The Company charged the amount of $15,000 to operations during the three months ended June 30, 2007. Pursuant to an agreement dated, November 5, 2007, the Company agreed to issue 300,000 shares of common stock to a consultant for services to be provided over the next year.  These shares were not issued as of December 31, 2007 and the value of these shares in the amount of $33,000 has been recorded in common stock subscribed at December 31, 2007. Pursuant to an agreement dated, November 20, 2007, the Company agreed to issue 1,000,000 shares of common stock to a consultant for services provided.  These shares were not issued as of December 31, 2007, and the value of these shares in the amount of $120,000 has been recorded in common tock subscribed at December 31, 2007.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

In October 2004, the Company converted certain notes payable with an aggregate principal amount of $558,500 plus accrued interest of $56,757 for a total of $630,328 into Units with terms identical to those provided to investors in the Private Placement. The number of shares of common stock issued via these note conversions was 6,694,149 along with warrants to purchase an additional 3,347,076 shares.

Also in October 2004, the Company entered into settlement agreements with certain creditors whereby for full and complete satisfaction of claims totaling an aggregate of $157,219 the Company issued Units with terms identical to those provided to investors in the Private Placement. The number of shares of common stock issued via these creditor conversions was 1,257,746, along with warrants to purchase an additional 628,873 shares.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

In June 2005, the Company issued 80,000 shares of common stock pursuant to the exercise of a warrant at a price of $0.05 per share.

In July 2005, the Company issued 232,153 shares of common stock at a price of $0.28 per share pursuant to the conversion of a note payable.

In August 2005, the Company issued 100,000 shares of common stock pursuant to an agreement with a service provider. The fair value of these shares of $10,000 was amortized over the life of the contract, from July 2004 to July 2005.

In March 2006, the Company issued 100,000 shares of common stock to its Chief Financial Officer for a total compensation of $41,416. These shares were earned, and accrued during the year ended December 31, 2006.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

Pursuant to an agreement dated, November 5, 2007, the Company agreed to issue 300,000 shares of common stock to a consultant for services to be provided over the next year.  These shares were not issued as of December 31, 2007 and the value of these shares in the amount of $39,000 has been recorded in common stock subscribed at December 31, 2007.

Pursuant to an agreement dated, November 20, 2007, the Company agreed to issue 1,000,000 shares of common stock to a consultant for services provided.  These shares were not issued as of December 31, 2007, and the value of these shares in the amount of $120,000 has been recorded in common tock subscribed at December 31, 2007.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007
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

NOTE 7- STOCK OPTIONS AND WARRANTS

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

In July 2006, the Company issued options to purchase 1,896,970 shares of common stock with an exercise price of $0.231 per share to our Chief Executive Officer. The options vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter.

In September 2006, the Company issued options to purchase 3,500,000 shares of common stock with an exercise price of $0.22 per share to our Chief Executive Officer. The options vest 50% after thirty days of continued employment with the balance in equal monthly installments for one year thereafter.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

In October 2006, the Company issued options to purchase 200,000 shares of common stock with an exercise price of $0.20 to an employee.

As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $264,274. During the year ended December 31, 2006 the company charged $296,394 to operations related to recognized stock-based compensation expense for employee stock options.

In January 2007, the Company issued options to purchase 100,000 shares of common stock with an exercise price of $0.1275 per share to an employee. The options vest 12,500 every quarter for the next two years.  The Company charged to operations the amount of $1,357 and $5,425 the value of the options that vested during the three months and year ended December 31, 2007.

On April 24, 2007, the Board of Directors of the Company appointed a new director, Robert J. Hariri, M.D., Ph.D., to the company's Board of Directors to fill a vacant directorship. For his service as a member of the company’s Board of Directors, the company granted to Dr. Hariri under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to $0.166 to vest within 30 days.

On May 14, 2007, the Board of Directors of the Company appointed a new director, Lance K. Gordon, Ph.D., to the company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the company’s Board of Directors, the company granted to Dr. Gordon under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at $0.166 to vest within 30 days.

In July 2007, the Company issued options to purchase 4,000,000 shares of common stock with an exercise price of $0.166 per share to three officers.  The Company charged to operations the fair value of $661,949 during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 2,060,000 shares of common stock with an exercise price of $0.195 per share to various employees.  The Company charged to operations the fair value of $334,183 during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 3,250,000 shares of common stock with an exercise price of $0.166 per share to the directors of the company.  The options vested 30 days after issuance.  The Company charged to operations the amount of $537,834, the value of the options, during the year ended December 31, 2007

In July 2007, the Company issued options to purchase 590,000 shares of common stock with exercise prices ranging from $0.166 to $0.195 to consultants.  The options vested 30 days after issuance.  The Company charged to operations the amount of $75,167, the value of the options, during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 100,000 shares of common stock with an exercise price of $0.195 to a consultant.  These options vest 12,500 per quarter for the next year.  The Company charged to operations the amount of $5,828, the value of the vested options during the year ended December 31, 2007.

On November 1, 2007, the Board of Directors of the Company appointed a new director, Jerome B. Zeldis, M.D., Ph.D., to the Company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the company’s Board of Directors, the company will grant, subject to Board approval, to Dr. Zeldis under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price per share equal to 85% of the fair market value on the date of the grant approval to vest within 30 days. As of December 31, 2007, the Board has not approved the non-qualified stock issuance.

In December 2007, the Company agreed to issue options to purchase 117,465 shares of common stock. The company charged to operations $6,875, the value of the options during the year ended December 31, 2007.  As of December 31, 2007, the options have not been issued.

During the year ended December 31, 2007, options to purchase a total of 2,023,952 shares of common stock held by the company’s President and Chief Executive Officer were vested.  The Company charged to operations the amount of $471,457 for the value of the options during the year ended December 31, 2007.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan December 31, 2007.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.128-0.22	13,800,000	7.72	$0.128-0.22	13,700,000	7.77
0.231	1,896,970	3.54	0.231	1,896,970	3.54
0.31	1,000	3.00	0.31	1,000	3.00
0.33	103,030	2.64	0.33	103,030	2.64
0.44	150,000	2.50	0.44	150,000	2.50
25.00	63,212	2.25	25.00	63,212	2.25
	16,014,212			15,914,212

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	63,212	$25.00
Granted	--	--
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2004	63,212	$25.00
Granted	254,030	0.39
Exercise	--	--
Expired	--	--
Outstanding at December 31, 2005	317,242	$5.30
Granted	5,596,970	0.22
Exercise	--	--
Expired	--	--
Outstanding at December 31, 2006	5,914,212	$0.50
Granted	10,100,000	0.17
Exercise	-	-
Expired	-	-
Outstanding at December 31, 2007	16,014,212	$0.29

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company as of December 31, 2007. These warrants were granted in lieu of cash for compensation for services performed of financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$.05-.10	574,780	1.47	$.05-.10	574,780	1.47
.125-.22	2,464,319	3.11	.125-.22	1,870,569	2.72
.23-.56	31,437,434	3.22	.23-.56	28,666,605	3.11
1.00	677,564	0.94	1.00	677,564	0.94
2.00	6,550	1.57	2.00	6,550	1.57
	35,160,647	3.14		31,796,068	3.01

Transactions involving warrants are summarized as follows:
	Number of Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	832,510	$0.82
Granted	16,831,199	0.47
Exercised	(6,600,778)	0.50
Cancelled or expired	--	--
Outstanding at December 31, 2004	11,062,931	$0.48
Granted	757,464	0.44
Exercised	(80,000)	0.05
Canceled or expired	(123,526)	2.00
Outstanding at December 31, 2005	11,616,869	$0.46
Granted	19,365,678	0.32
Exercised	(5,000)	0.09
Cancelled or expired	(326,000)	1.00
Outstanding at December 31, 2006	30,651,547	$0.37
Granted	5,000,000	0.28
Exercised	-	-
Cancelled or expired	(490,900)	0.38
Outstanding at December 31, 2007	35,160,647	$0.36

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.50%	4.5% to 4.75%
Expected stock price volatility	88%	92% to 73%
Expected dividend payout	-	-
Expected option life-years	3 to 5	3 to 5

At December 31, 2002, the Company had outstanding warrants to purchase 26,939 shares of common stock at $0.835 per share.

During the year ended December 31, 2003, the Company issued warrants to purchase 169,572 shares of common stock at prices ranging from $0.125 to $1.00 per share to eight service providers. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $85,860. This amount was charged to expense on the Company's financial statements for the twelve months ending December 31, 2003.

In October 2003, pursuant to the Amended Note agreements, the Company issued the Amended Note Warrants to purchase 245,000 shares of its common stock at a price of $1.00 per share . The Company valued the Amended Note Warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $189,937. This amount was recorded as a discount to the Amended Notes and an addition to paid-in capital, and was charged to expense over the term of the notes, or 180 days. During the twelve months ended December 31, 2003, the Company recognized $84,169 of expense in relation to these warrants. During the twelve months ended December 31, 2004, the remaining $105,768 was charged to operations.

In October, November, and December 2003, pursuant to the Fourth Quarter Note agreements, the Company issued the Fourth Quarter Company Warrants to purchase 391,000 shares of its common stock at a price of $1.00 per share.

As an additional incentive to investors in the Secured Convertible Promissory Notes, the Company provided five-year warrants (the "Secured Note Warrants") to purchase that number of shares of common stock equal to one-half the initial principal amount of the Secured Convertible Promissory Notes. For example, an investor who purchased a $10,000 Secured Convertible Promissory Note would receive a warrant to purchase 8,979 shares of common stock. The exercise price of the Secured Note Warrants is equal to 60% of the price per share paid by investors in a future equity financing (the "Reorganization Financing"). The Secured Note Warrants are not considered granted until the completion of the Reorganization Financing. In accordance with EITF 00-27, because the Reorganization Financing had not occurred at December 31, 2003, the Company ascribed no value to the Secured Note Warrants at December 31, 2003. At the time of the first closing of the Private Placement in October 2004, warrants to purchase a total of 444,490 shares of common stock at $0.075 per share were issued under the Secured Note Warrants. The value of these warrants was computed utilizing the Black-Scholes valuation model, and the total value of these warrants, or $112,562 was charged to operations during the twelve months ended December 31, 2004.

The Company has outstanding warrants to purchase 250,000 shares of common stock at $0.30 per share which were issued in 2002 by its predecessor company GPN Network.

In April through June 2004, the Company issued warrants to purchase 32,500 shares at price ranging from $0.25 to $2.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,318 to operations during the twelve months ended December 31, 2004.

In May 2004, the Company issued a warrant to its President and a warrant to a Director, each warrant to purchase 500,000 shares of common stock at a price of $0.25 per share. The warrants were issued as performance bonuses. The Company valued these warrants using the Black-Scholes model, and charged the amount of $134,604 for each warrant, or a total of $269,208, to operations during the twelve months ended December 31, 2004.

In October 2004, the Company issued a warrant to its President to purchase 448,980 shares at a price of $0.125 per share as a performance bonus for achieving certain objectives. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

In November and December 2004, the Company issued a warrant to purchase 50,000 shares of its common stock at a price of $0.125 per share and a warrant to purchase 10,000 shares of its common stock at a price of $0.075 per share to two members of its advisory boards. The Company valued these warrants using the Black-Scholes valuation model, and charged the aggregate amount of $16,348 to operations during the twelve months ended December 31, 2004.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

In October 2004, the Company issued warrants to purchase 9,080,000 shares of its common stock at a price of $0.50 per share to the investors in its private placement of equity securities. The Company allocated $607,922 of the total proceeds of $1,971,845 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase an aggregate of 720,000 shares  of its common stock at a price of $0.50 per share  to the an officer and a director for converting a total of $180,000 of amounts owed to these individuals for accrued salary and accrued consulting fees. The Company allocated $56,067 of the total proceeds of $180,000 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase 3,347,076 shares) of its common stock at a price of $0.50 per share to the convertible note holders who invested its private placement of equity securities via conversion of their notes. The Company allocated $191,111 of the total amount converted of $615,328 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase 628,873 shares  of its common stock at a price of $0.50 per share ) to the vendors who invested in its private placement of equity securities via conversion of amounts owed to them by the Company. The Company allocated $48,579 of the total amount converted of $157,219 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In April through June 2004, the Company issued warrants to purchase 77,500 shares of its common stock at prices ranging from $0.25 to $2.00 per share to certain investors as additional incentive under notes payable agreements. The Company valued these warrants using the Black-Scholes model, and charged the amount of $17,915 to additional paid-in capital during the twelve months ended December 31, 2004.

In July and August 2004, the Company issued warrants to purchase 744,280 shares of its common stock at prices ranging from $0.05 to $2.00 per share to certain investors as additional incentive under notes payable agreements. The Company valued these warrants using the Black-Scholes model, and charged the amount of $72,252 to additional paid-in capital during the twelve months ended December 31, 2004.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

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

In April 2007, the Company issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  The Company charged to operations the amount of $166,997, representing the value of the warrants that vested during the year ended December 31, 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Leases

Our corporate headquarters are currently located at 8767 E. Via de Ventura, Scottsdale, Arizona, 85258, where we have leased approximately 3,322 square feet of office space through October 31, 2009. Our rent expense is $6,921 per month in year one and will increase to $7,128 in year two.

Rent expense amounted to $38,778 for the year ended December 31, 2007, $28,622 for the year ended December 31, 2006 and $170,339 for the period from October 30, 2002 (inception) through December 31, 2007.

Future minimum payments under non-cancelable leases with terms in excess of one year as of December 31, 2007 were as follows:

2008	$83,673
2009	64,152
2010	-
$147,825

Employment and Consulting Agreements

The Company has employment agreements with the President and Chief Executive Officer (See Note 4) In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information. The Company also has a severance agreement and a change of control agreement in place with its President and Chief Executive Officer.

The Company also has an employment agreement with its Chief Financial Officer (See Note 4) and Senior Director, Product Development and Regulatory Affairs which provide salary and benefit provisions.  The renewal of the Chief Financial Officer’s employment agreement is currently pending Board approval.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM OCTOBER 30, 2002
(INCEPTION) TO DECEMBER 31, 2007

NOTE 9 - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $10,915,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,820,250. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2007 are as follows:

Non Current:
Net operating loss carryforward	$3,820,250
Valuation allowance	(3,820,250)
Net deferred tax asset	$-

NOTE 10 - SUBSEQUENT EVENTS

On February 15, 2008, the Board of Directors approved of the issuance of 1,000,000 restricted shares of our common stock to Joseph Stevens & Co., Inc. and its designees, all of whom are accredited investors, per the terms of a consulting agreement dated November 20, 2007, under the terms of which the consultant would provide referral services for a term of one year to identify and introduce potential Directors to the company.

Also on February 15, 2008, the Board of Directors approved of the issuance of 300,000 restricted shares of common stock to a consultant, who is an accredited investor, per the terms of a consulting agreement dated November 13, 2007, under the terms of which the consultant would provide investor relations services and consulting services for new product development for a term of four months.

On January 3, 2008, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (the “Buyer”), pursuant to which the Buyer agreed to purchase from the Company (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 7,500,000 additional shares of our common stock (the “Financing”).

The initial closing of the Financing occurred on January 3, 2008, at which time the Company sold to the Buyer $2 million of the convertible debentures and the warrants. The Company, at its sole option, may elect to sell and issue to the Buyer an additional $1 million of convertible debentures within the six months following the execution of the securities purchase agreement. Obligations under the convertible debentures are guaranteed by ImmuneRegen BioSciences, Inc. The Company’s obligations under the convertible debentures are secured by (i) all of the assets and property of ImmuneRegen BioSciences, Inc.; and (ii) all patents owned by the company and ImmuneRegen BioSciences, Inc.

The convertible debentures mature on December 31, 2010, unless extended by the holder, and accrue interest at the rate of 8% per annum. Interest is payable in cash quarterly on the last day of each calendar quarter beginning on March 31, 2008, or at the Company’s option if “Equity Conditions”(as defined in the debenture) are satisfied, it may be paid by the issuance of common stock. The debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.20 per share. On or after December 31, 2009 or if the Company’s fails to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in the convertible debenture, the conversion price of the convertible debentures becomes the lower of (i) $0.20 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion.

The Company may redeem a portion or all amounts outstanding under the convertible debentures prior to the December 31, 2010 provided that certain conditions to redemption have been satisfied. The Company may force a conversion of the convertible debentures into common stock, provided that specified conditions have been satisfied. Holders of the convertible debentures are subject to limitations on their right to convert the debentures, or receive shares of common stock as payment of interest, if after giving effect to such conversion or receipt of shares, the holder would be deemed to beneficially own more than 9.99% of the Company’s then-outstanding common stock. Upon the occurrence of certain events of default defined in the convertible debentures, including the Company’s failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the convertible debentures, together with interest and other amounts due, become immediately due and payable in cash, provided however, that holder may request payment of such amounts in common stock of the company.

In the event the Company effects any “fundamental transaction” as defined in the convertible debentures, including a merger or consolidation of the Company or sale of more than 50% of its assets, the holder may (i) require the redemption of all amounts owed, including principal, accrued and unpaid interest and any other charges; (ii) require the conversion of the convertible debentures into shares of common stock and other securities, cash and property; or (iii) in the case of a merger or consolidation, require the surviving entity to issue to the holder a convertible debenture with a principal amount equal to the convertible debentures then held by the holder, plus all accrued and unpaid interest and other amounts, and with the same terms and conditions as the convertible debentures.

The Company placed $175,000 into an escrow account upon closing, and if the Company elects to close the subsequent $1 million it will place an additional $75,000 into escrow.  The funds in escrow will be used to compensate the Buyer’s investment manager for monitoring and managing the Buyer’s purchase and investment.  In addition, we agreed to pay a $20,000 structuring fee to the Buyer’s investment manager. In addition, for the period from January 3, 2008 through 30 days after all amounts owed to the Buyer under the convertible debentures have been paid, the officers and directors of the Company agreed not to sell, transfer, pledge, or otherwise encumber or dispose of any securities of the Company except in accordance with the volume limitations set forth in Rule 144(e) of the General Rules and Regulations under the Securities Act of 1933, as amended.

The warrants have an exercise price, subject to adjustments, of $0.25 per share and are exercisable at any time on or prior to December 31, 2012. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants. Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 9.99% of the Company’s then-outstanding common stock.

The Buyer has a right of first refusal on any future funding that involves the issuance of the Company’s capital stock for so long as a portion of the convertible debentures is outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

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

Exhibit Number	Description of Exhibit

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

4.8
8% Secured Convertible Debenture due December 31, 2010, issued to YA Global Investments, L.P., dated January 3, 2008 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

4.9
Common Stock Purchase Warrant, issued to YA Global Investments, L.P., dated January 3, 2008 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

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

Exhibit Number	Description of Exhibit

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

10.21
Standard Form of Director Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-KSB/A as filed with the Securities and Exchange Commission on April 30, 2007).

10.22
Agreement dated May 14, 2007 by and between the Company and Dr. Lance K. Gordon (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007).

10.23
Agreement dated August 14, 2007 by and between the Company and Dr. Robert J. Hariri (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2007).

10.24
Office Lease dated October 25, 2007 by and between the Company and Bay Colony Executive Center-West, a division of BC Management Company, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2007).

10.25
Securities Purchase Agreement, dated as of January 3, 2008, by and among the Company, YA Global Investments, L.P., and ImmuneRegen BioSciences, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

10.26
Guaranty Agreement dated as of January 3, 2008, executed by ImmuneRegen BioSciences, Inc. in favor of YA Global Investments, L.P. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

10.27
Security Agreement dated as of January 3, 2008, by and among the Company, YA Global Investments, L.P. and ImmuneRegen BioSciences, Inc. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

Exhibit Number	Description of Exhibit

10.28
Patent Security Agreement dated as of January 3, 2008, by and among the Company, YA Global Investments, L.P. and ImmuneRegen BioSciences, Inc. (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

10.29
Unsecured 12% Senior Promissory Note dated April 13, 2006 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 19, 2006).

10.30
Unsecured 12% Senior  Promissory Note dated July 25, 2006 in the amount of $250,000 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 4, 2006).

10.31
Unsecured 12% Senior Promissory Note dated August 1, 2006 in the amount of $50,000 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 4, 2006).

10.32
Unsecured 12% Senior Promissory Note dated August 1, 2006 in the amount of $20,000 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 4, 2006).

10.33
Employment Agreement dated October 23, 2006 by and between the Company and Hal Siegel. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2006).

10.34
Change of Control Agreement dated October 23, 2006 by and between the Company and Hal Siegel (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2006).

21.1
Subsidiaries of Registrant (incorporated by reference to exhibit 21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006
(i) Audit Fees	$68,050	$58,856
(ii) Audit Related Fees	--	--
(iii) Tax Fees	--	--
(iv) All Other Fees	3,300	4,795
Total fees	$71,350	$63,651

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

ALL OTHER FEES. Consists of fees billed for professional services performed by the independent auditors related to the review of and consent to the Company’s SB-2 registration statement, and exhibits thereto.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

IR BIOSCIENCES HOLDINGS, INC.

Date: March 31, 2008	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008

/s/ John N. Fermanis John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Theodore E. Staahl Theodore E. Staahl, M.D.	Director	March 31, 2008

/s/ Hal N. Siegel Hal N. Siegel, Ph.D.	Director	March 31, 2008

/s/ Lance K. Gordon Lance K. Gordon, Ph.D.	Director	March 31, 2008

/s/ Robert J. Hariri Robert J. Hariri, M.D., Ph.D.	Director	March 31, 2008