Form 10-Q
period 2008-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2008-05-15
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant's common stock as of May 9, 2008 was 116,017,539.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	F-1
Condensed Consolidated Statements of Losses for the three months ended March 31, 2008 and 2007, and for the period of inception (October 30, 2002) to March 31, 2008 (unaudited)	F-2
Condensed Consolidated Statement of Stockholders' Equity (Deficit)from date of inception (October 30, 2002) to March 31, 2008 (unaudited)	F-3 to F-17
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and for the period of inception (October 30, 2002) to March 31, 2008 (unaudited)	F-18
Notes to Condensed Consolidated Financial Statements	F-19 to F-27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	9

ITEM 4. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 1A. RISK FACTORS	12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

Signatures	14

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of March 31, 2008
And December 31, 2007

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current assets

Cash and cash equivalents	$695,469	$221,120
Cash – Restricted	153,125	-
Prepaid services and other current assets (Note 1)	63,460	84,691
Salary advance (Note 1)	1,050	2,025

Total current assets	913,104	307,836

Deposits and other assets (Note 1)	7,128	7,128
Furniture and equipment, net of accumulated depreciation of $31,151 (Note 2)	35,875	38,271

Total assets	$956,107	$353,235

Liabilities and Stockholders' (Deficit) Equity
Current liabilities

Accounts payable and accrued liabilities (Note 4)	$673,361	$932,609

Total current liabilities	673,361	932,609

Notes payable, net of discount of $207,858 (Note 5)	1,792,142	-

Total liabilities	2,465,503	932,609

Commitments and Contingencies	-	-

Stockholders' Deficit

Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
115,622,539 shares issued and outstanding at March 31, 2008	115,623	114,323
Common stock subscribed (Note 6)	19,276	153,000
Additional paid-in capital	18,328,077	17,902,441
Deficit accumulated during the development stage	(19,972,372)	(18,749,138)
Total stockholders’ deficit	(1,509,396)	(579,374)

Total liabilities and stockholders' deficit	$956,107	$353,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three months ended March 31, 2008 and 2007,
and for the date of inception (October 30, 2002) to March 31, 2008
(Unaudited)

	For the Three Months Ended March 31,		For the Period October 30, 2002 to
	2008	2007	March 31, 2008
Revenues	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	$1,176,907	$874,110	$17,262,848
Merger fees and costs	-	-	350,000
Financing cost	-	-	90,000
Impairment of intangible asset costs	-	-	6,393
Total operating expenses	1,176,907	874,110	17,709,241

Operating loss	(1,176,907)	(874,110)	(17,709,241)

Other expense:
Cost of penalty for late registration of shares	-	-	2,192,160
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	-	-	(378,198)
(Gain) loss from marketing to market - stock portion
of penalty for late registration of shares	-	-	(760,058)
Interest (income) expense, net	46,327	(20,866)	1,198,683

Total other (income) expense	46,327	(20,866)	2,252,587

Loss before income taxes	(1,223,234)	(853,244)	(19,961,828)

Provision for income taxes	-	(8,115)	(10,544)

Net Loss	$(1,223,234)	$(861,359)	$(19,972,372)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.32)

Weighted average shares outstanding -
basic and diluted	114,885,174	113,914,576	62,638,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
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

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total
Shares granted to consultants at $0.1392 per share for services rendered in March 2003	154,450	154	21,346	-	-	-	21,500

Conversion of notes payable to common stock at $0.1392 per share in April 2003	1,436,736	1,437	198,563	-	-	-	200,000

Shares granted to consultants at $0.1413 per share for services rendered in April 2003	14,368	14	2,016	-	-	-	2,030

Sale of shares of common stock for cash at $0.2784 per share in May 2003	17,960	18	4,982	-	-	-	5,000

Sales of shares of common stock for cash at $0.2784 per share in June 2003	35,918	36	9,964	-	-	-	10,000

Conversion of notes payable to common stock at $0.1392 per share in June 2003	718,368	718	99,282	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	2,368,130	2,368	(123,168)	-	-	-	(120,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937

Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)

Balance at December 31, 2003	23,431,300	$23,431	$1,035,441	$-	$-	$(1,902,620)	$(843,748)

Shares granted at $1.00 per share pursuant to the Senior Note Agreement in January 2004	600,000	600	599,400	(600,000)	-	-	-

Shares issued at $1.00 per share to a consultant for services rendered in January 2004	800,000	800	799,200	(800,000)	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Shares issued to a consultant at $0.62 per share for services rendered in February 2004	40,000	40	24,760	(24,800)	-	-	-

Shares issued to a consultant at $0.40 per share for services rendered in March 2004	1,051,600	1,051	419,589	(420,640)	-	-	-

Shares issued to a consultant at $0.50 per share for services rendered in March 2004	500,000	500	249,500	(250,000)	-	-	-

Shares sold for cash at $0.15 per share in March, 2004	8,000	8	1,192	-	-	-	1,200

Shares issued at $0.50 per share to consultants for services rendered in March 2004	20,000	20	9,980	-	-	-	10,000

Shares issued to a consultant at $0.40 per share for services rendered in March 2004	2,000	2	798	-	-	-	800

Shares issued to consultants at $0.32 per share for services rendered in March 2004	91,600	92	29,220	-	-	. -	29,312

Shares to be issued to consultant at $0.41 per share in April 2004 for services to be rendered through March 2005	-	-	-	(82,000)	-	-	(82,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Shares granted pursuant to the New Senior Note Agreement in April 2004	600,000	600	149,400	(150,000)

Shares issued to officer at $0.32 per share for services rendered in April 2004	200,000	200	63,800	-	-	-	64,000

Conversion of Note Payable to common stock at $0.10 per share in May 2004	350,000	350	34,650	-	-	-	35,000

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $0.20 per share as a due diligence fee in May 2004	125,000	125	24,875	-	-	-	25,000

Shares issued to a consultant at $1.00 per share for services to be rendered over twelve months beginning May 2004	500,000	500	499,500	(500,000)	-	-	-

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered April to June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $0.10 for services to be rendered through July 2005	250,000	250	24,750	(25,000)	-	-	-

Shares issued to a consultant in July and September at $0.41 per share for services to be rendered through April 2005	200,000	200	81,800	-	-	-	82,000

Shares issued to a consultant in September at $0.12 to $0.22 for services rendered through September 2004	127,276	127	16,782	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	300,000	300	35,700	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

Accrued deferred compensation in August 2004 to a consultant for 100,000 shares at $0.10 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Shares issued in August 2004 at $0.14 to a consultant for services to be performed through October 2004	100,000	100	13,900	(14,000)	-	-	-

Shares issued in August 2004 at $0.125 per share for conversion of $30,000 demand loan	240,000	240	29,760	-	-	-	30,000

Shares issued in August 2004 at $0.16 per share to a consultant for services provided.	125,000	125	19,875	-	-	-	20,000

Shares issued in October 2004 to employees at $0.16 to $0.25 per share	48,804	49	8,335	-	-	-	8,384

Commitment to issue 100,000 shares of stock to a consultant at $0.23 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $0.125 per share, net of costs of $298,155	18,160,000	18,160	1,345,763	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October, 2004	-	-	112,697	-	-	-	112,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Issuance of stock to investment bankers in October 2004 for commissions earned	4,900,000	4,900	(4,900)	-	-	-	-

Conversion of accounts payable to stock in October at $0.125 per share	1,257,746	1,258	107,382	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $0.11 per share	93,300	93	10,170	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

Issuance of stock to officer and director at $0.125 per share in October for conversion of liability	1,440,000	1,440	122,493	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.075 to $0.125 per share	6,703,151	6,703	417,514	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

Common Stock
Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Deficit	Total

Conversion of note payable in October into common stock at $0.075 per share	67,616	68	4,932	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation	100,000	100	34,900	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable	-	-	124,709	-	-	-	124,709

Shares issued per conversion of Note Payable - correction	(9,002)	(9)	9	-	-	-	-

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	62,423,391	$62,423	$7,922,943	$(169,986)	$-	$(7,208,027)	$607,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
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

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005					-	(4,591,107)	(4,591,107)

Balance at December 31, 2005	69,436,322	$69,435	$9,465,501	$(2,760)	$-	$(11,799,134)	$(2,266,958)

Issuance of 100,000 shares to officer, previously accrued	100,000	100	41,316	-		-	41,416

Value of warrants issued to members of advisory committee in March 2006		-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	34,464	35	16,162	-	-	-	16,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
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
From date of inception (October 30, 2002) to March 31, 2008
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

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued to consultants in January, 2007 at $0.15 per share	100,000	100	14,900	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	471,457	-	-	-	471,457

Value of options issued to employee in January, 2007	-	-	5,426	-	-	-	5,426

Value of warrants issued to a consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services	-	-	-	-	33,000	-	33,000

Common stock to be issued for finder’s fee	-	-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)

Balance at December 31, 2007	114,322,539	$114,323	$17,902,441	$-	$153,000	(18,749,138)	$(579,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR Biosciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

			Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued for consulting services previously accrued	300,000	300	32,700	-	(33,000)	-	-

Common stock issued for finder’s fee, previously accrued	1,000,000	1,000	119,000	-	(120,000)	-	-

Common stock to be issued for interest payment at $0.0488 per share	-	-	-	-	19,276	-	19,276

Value of warrants issued to a consultant in April 2007	-	-	38,599	-	-	-	38,599

Value of warrants issued pursuant to convertible debt agreement	-	-	226,754	-	-	-	226,754

Value of options issued to advisory boards	-	-	3,729	-	-	-	3,729

Value of options issued to an employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to consultants in July 2007	-	-	3,497	-	-	-	3,497

Loss for the three months ended March 31, 2008	-	-	-	-	-	(1,223,234)	(1,223,234)

Balance at March 31, 2008	115,622,539	$115,623	$18,328,077	$-	$19,276	$(19,972,372)	$(1,509,396)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to March 31, 2008
(Unaudited)

	For the Three Months Ended March 31,		For the Period October 30, 2002 to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(1,223,234)	$(861,359)	$(19,972,372)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	55,432	259,920	6,863,791
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	18,896	-	1,025,831
Amortization of cash held in escrow	21,875	-	21,875
Depreciation and amortization	3,993	2,850	56,508
Changes in operating assets and liabilities:
Deposits	-	-	(4,868)
Prepaid services and other assets	12,981	(23,565)	(28,969)
Accounts payable and accrued expenses	(239,972)	-	938,391
Salary advance	975	750	(1,050)

Net cash used in operating activities	(1,349,054)	(621,404)	(9,799,034)

Cash flows from investing activities:
Acquisition of property and equipment	(1,597)	(6,004)	(67,026)

Net cash used in investing activities	(1,597)	(6,004)	(67,026)

Cash flows from financing activities:
Proceeds from notes payable	1,825,000	-	3,778,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	4,450
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	1,825,000	-	10,561,529

Net increase (decrease) in cash and cash equivalents	474,349	(627,408)	695,469

Cash and cash equivalents at beginning of period	221,120	2,752,103	-

Cash and cash equivalents at end of period	$695,469	$2,124,695	$695,469

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to March 31, 2008
(Unaudited)
(continued)

For the Three Months Ended March 31,		For the Period October 30, 2002 to
2008	2007	March 31, 2008
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$19,299	$-	$105,352

Taxes	$-	$8,115	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$33,000	$77,000	$3,210,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$-	$-	$36,000

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$43,453	$182,920	$3,421,945

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$-	$41,416

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$44,706	$44,706

Stock issued as commission for equity fund raising	$120,000	$5,483	$125,483

Value of options issued to members of advisory board	$3,729	$-	$3,729

Value of warrants issued for financing	$226,754	$-	$226,754

Value of shares to be issued for interest payment	$19,276	$-	$19,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 10-KSB.

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

 A summary of option activity under the Plan as of March 31, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,014,212	$0.29
Issued	397,465	0.12
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	16,411,677	$0.29

Non-vested at March 31, 2008	342,500	$0.08
Exercisable at March 31, 2008	16,069,177	$0.29

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $0.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.09 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding. As of March 31, 2008, total unrecognized stock-based compensation expense related to stock options was $17,779. The total fair value of options vested during the three months ended March 31, 2008 was $8,583.

Interim financial statements

The accompanying balance sheet as of March 31, 2008, the statements of operations for the three months ended March 31, 2008 and 2007, and for the period of inception (October 30, 2002) to March 31, 2008, and the statements of cash flows for three months ended March 31, 2008 and 2007, and from the period of inception (October 30, 2002) to March 31, 2008 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Prepaid services and other current assets

Prepaid services and other current assets consist of the following:

	March 31, 2008	December 31, 2007
Prepaid insurance	$20,475	$29,502
Prepaid expenses	42,985	55,189
	$63,460	$84,691

Salary Advance

The Company has made an advance of salary to one employee in the amount of $1,050 and $2,025 as of March 31, 2008 and December 31, 2007, respectively.

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $7,128 as of March 31, 2008 and December 31, 2007.

Restricted Cash

The Company has cash in the amount of $175,000 held in escrow pursuant to the Securities Purchase Agreement that was entered into in January 2008.  These funds are amortized on a straight-line basis over a 24 month period, with a monthly amortization expense of $7,292.  As of March 31, 2008, a total of $21,875 of amortization expense was recognized, resulting in a balance in the restricted cash escrow account of $153,125.

Note 2 – Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the three months ended March 31, 2008 and 2007 was $3,993 and $2,850, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2008 was $56,508.  Company’s furniture and equipment consists of the following:

	March 31, 2008	December 31, 2007
Office Equipment	$60,879	$59,282
Office furniture and fixtures	6,147	6,147
	67,026	65,429
Accumulated depreciation	(31,151)	(27,158)
Total	$35,875	$38,271

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer co-signs this line of credit. At March 31, 2008 the Company had an outstanding balance on the line of credit of $21,856.

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer co-signs this line of credit. At March 31, 2008 the Company had an outstanding balance on the line of credit of $17,520.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Accounts payable and accrued liabilities	$592,646	$852, 411
Accounts payable - shell company	34,926	34,926
Credit cards payable	39,376	36,765
Interest payable	3,213	3,215
Accrued payroll	-	2,092
State income tax payable	3,200	3,200
	$673,361	$932,609

Note 5 - Notes Payable

On January 3, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (the “Buyer”), pursuant to which the Buyer greed to purchase from the Company (i) up to $3 million of secured convertible debentures (the “Convertible Debentures”), which shall be convertible into shares of the Company’s common stock and (ii) warrants to acquire up to 7,500,000 additional shares of Common Stock (the “Warrants”) (the “Financing”).

The initial closing of the Financing occurred on January 3, 2008, at which time the Company sold to the Buyer $2 million of the Convertible Debentures and the Warrants (the “First Closing”).  The Company, at its sole option, may elect to sell and issue to the Buyer an additional $1 million of Convertible Debentures within the six months following the execution of the Purchase Agreement (the “Second Closing”).  Obligations under the Convertible Debentures are guaranteed by ImmuneRegen BioSciences, Inc., the Company’s wholly-owned subsidiary (the “Guarantor”). The Company’s obligations under the Convertible Debentures are secured by (i) all of the assets and property of the Guarantor pursuant to a Security Agreement and (ii) by Patent Collateral of the Company and the Guarantor in accordance with a Patent Security Agreement by and among the Company, the Buyer and the Guarantor.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Convertible Debentures mature on December 31, 2010, unless extended by the holder, and accrue interest at the rate of 8% per annum.  Interest is payable in cash quarterly on the last day of each calendar quarter beginning on March 31, 2008, or at the Company’s option if “Equity Conditions”(as defined in the debenture) are satisfied, it may be paid by the issuance of Common Stock.  The Convertible Debentures are convertible at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to $0.20 per share.  On or after December 31, 2009 or if the Company’s fails to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in the Convertible Debenture, the conversion price of the Convertible Debentures becomes the lower of (i) $0.20 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion.

The Company may redeem a portion or all amounts outstanding under the Convertible Debentures prior to the December 31, 2010 provided that certain conditions to redemption have been satisfied.   The Company may force a conversion of the Convertible Debentures into Common Stock, provided that specified conditions have been satisfied.  Holders of the Convertible Debentures are subject to limitations on their right to convert the Convertible Debentures, or receive shares of Common Stock as payment of interest, if after giving effect to such conversion or receipt of shares, the holder would be deemed to beneficially own more than 9.99% of the Company’s then outstanding Common Stock.  Upon the occurrence of certain events of default defined in the Convertible Debentures, including the Company’s failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the Convertible Debentures, together with interest and other amounts due, become immediately due and payable in cash, provided however, that holder may request payment of such amounts in Common Stock of the Company.

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

The Company placed $175,000 into an escrow account upon the First Closing, and if the Company elects to close the Second Closing it will place an additional $75,000 into escrow.  The funds in escrow will be used to compensate the Buyer’s investment manager for monitoring and managing the Buyer’s purchase and investment.  The $175,000 in escrow will be amortized on a straight-line basis over a 24 month period, with a monthly amortization expense of $7,292.   As of March 31, 2008, the balance remaining in the escrow account was $153,125.

The Company agreed to pay a $20,000 structuring fee to the Buyer’s investment manager. In addition, for the period from January 3, 2008 through 30 days after all amounts owed to the Buyer under the Convertible Debentures have been paid, the officers and directors of the Company agreed not to sell, transfer, pledge, or otherwise encumber or dispose of any securities of the Company except in accordance with the volume limitations set forth in Rule 144(e) of the General Rules and Regulations under the Securities Act of 1933, as amended.

The Warrants have an exercise price, subject to adjustments, of $0.25 per share and are exercisable at any time on or prior to December 31, 2012. The Warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the Warrants. Holders of the Warrants are subject to limitations on their right to exercise the Warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 9.99% of the Company’s then outstanding Common Stock.

The Buyer has a right of first refusal on any future funding that involves the issuance of the Company’s capital stock for so long as a portion of the Convertible Debentures is outstanding.

During the three months ended March 31, 2008, the Company accrued interest in the amount of $38,575 on this note.  The Company paid $19,299 of the accrued interest in cash, and the remaining $19,276 will be paid in shares of common stock.   As of March 31, 2008, the shares of common stock have not been issued and the interest in the amount of $19,276 is shown as common stock subscribed on the Company’s balance sheet at March 31, 2008.

Pursuant to the Purchase Agreement, the Company issued warrants to acquire 7,500,000 additional shares of common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of March 31, 3008, the remaining discount to the convertible notes payable is $207,858.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
Note 6 - Equity

Common stock

Pursuant to an agreement dated, November 20, 2007, the Company agreed to issue 1,000,000 shares of common stock to a consultant for services provided.  These shares were not issued as of December 31, 2007, and the value of these shares in the amount of $120,000 was been recorded as common stock subscribed at December 31, 2007.  During the three months ended March 31, 2008, the Company issued the 1,000,000 shares of common stock.

Pursuant to an agreement dated, November 5, 2007, the Company agreed to issue 300,000 shares of common stock to a consultant for services to be performed over the next year.  These shares were not issued as of December 31, 2007 and the value of the shares in the amount of $33,000 was been recorded in common stock subscribed at December 31, 2007.  During the three months ended March 31, 2008, the Company issued the 300,000 shares of common stock.

In March 2007, the Company agreed to issue 395,000 shares of common stock to a note holder for accrued interest in the amount of $19,276.  These shares were not issued as of March 31, 2008 and the fair value of these shares of $19,276 has been recorded as common stock subscribed at March 31, 2008.

Warrants

In April 2007, the Company issued warrants to purchase 5,000,000 shares of common stock to a consultant.  The warrants vest 750,000 immediately and 177,083 every month for the next two years.  The Company charged to operations the amount of $38,599, representing the value of the warrants that vested during the three months ended March 31, 2008, respectively.

In January 2008, the Company issued warrants to purchase 7,500,000 shares of common stock pursuant to a financing agreement. These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of March 31, 3008, the remaining discount to the convertible notes payable is $207,858.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$.05-.10	565,800	1.43	$.05-.10	565,800	1.43
.125-.22	2,433,480	2.90	.125-.22	1,839,730	2.52
.23-.56	38,658,010	3.33	.23-.56	35,887,181	3.28
1.00	664,120	0.70	1.00	664,120	0.70
2.00	6,550	1.32	2.00	6,550	1.32
	42,327,960	3.24		38,963,381	3.17

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2007	35,160,647	$0.36
Granted	7,500,000	0.25
Exercised	-	-
Cancelled or expired	(332,687)	0.43
Outstanding at March 31, 2008	42,327,960	$0.34

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.25%	4.75%
Expected stock price volatility	82.54 to 93.11%	87.71%
Expected dividend payout	-	-
Expected warrant life-years	3 to 5	3 to 5

Options

In March 2008, the Company issued options to purchase 250,000 shares of common stock a director.  Options to purchase 50% or 125,000 shares vest in 30 days and options to purchase the remaining 50% or 125,000 shares vest over twelve months.  The Company valued these options at $19,625.   This amount will be charged to operations as the options vest.

In March 2008, the Company issued options to purchase 15,000 shares of common stock an employee. Options to purchase 50% or 7,500 shares vest  in 30 days and options to purchase the remaining 50% or 7,500 shares vest twelve months.  The Company valued these options at $976.  The amount will be charged to operations as the options vest.

In March 2008, the Company issued options to purchase 15,000 shares of common stock an employee. Options to purchase 50% or 7,500 shares vest  in 30 days and options to purchase the remaining 50% or 7,500 shares vest twelve months.  The Company valued these options at $976.  The amount will be charged to operations as the options vest.

In March 2008, the Company issued options to purchase 117,465 shares of common stock to member of the Company’s advisory board.  These options vest upon issuance.  The Company charged to operations the amount of $3,729, the value of the vested options during the three months ended March 31, 2008.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.06-0.22	14,080,000	7.51	$0.06-0.22	13,737,500	7.70
0.23-0.25	2,014,435	3.27	0.23-0.25	2,014,435	3.27
0.31	1,000	2.70	0.31	1,000	2.70
0.33	103,030	2.39	0.33	103,030	2.39
0.44	150,000	2.25	0.44	150,000	2.25
25.00	63,212	2.00	25.00	63,212	2.00
	16,411,677			16,069,177

Options not vested are not exercisable.

 Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	16,014,212	$0.29
Granted	397,465	0.12
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2008	16,411,677	$0.29

Non-vested at March 31, 2008	342,500	$0.08
Exercisable March 31, 2008	16,069,177	$0.29

Note 7 - Subsequent Events

On April 3, 2008, IR BioSciences Holdings, Inc. (the “Company”), approved a new employment agreement with John Fermanis effective January 1, 2008 continuing his employment as Chief Financial Officer of the Company and its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. for a period of two years.  Mr. Fermanis’ previous employment agreement with the Company expired on December 31, 2007.  On the same day, the Company also approved a change of control agreement with Mr. Fermanis effective January 1, 2008.

Pursuant to terms of the employment agreement, Mr. Fermanis will be compensated at an annual base salary of $130,000 for the first year and $140,000 for the second year.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The employment agreement has a term of two years, subject to early termination provisions.  The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and with 15 days notice without cause.  Mr. Fermanis may terminate the employment agreement for any reason with 30 days notice.  Upon termination of Mr. Fermanis’ employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Fermanis the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.  Pursuant to the terms of the employment agreement, Mr. Fermanis may not compete against the Company and he may not solicit the Company’s customers during the term of the agreement and for a period of three years following the termination of his employment agreement.  Mr. Fermanis also may not disclose any confidential information during or within three years after his employment.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Fermanis his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with the Company’s compensation practice.  Involuntary termination is defined as the termination of Mr. Fermanis’s employment by the Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.  The change of control agreement commences on the Effective Date and continues until the earlier of (i) the termination of Mr. Fermanis’s employment with Company if the termination is prior to a change of control or (ii) subsequent to a Change of Control Date the earlier of (x) the termination of Mr. Fermanis’s employment absent involuntary termination or (y) the one-year anniversary of a change of control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

Overview

IR BioSciences Holdings, Inc. is a development-stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of potential drug candidates, Homspera® and its derivatives, Radilex® and Viprovex®. Although containing the identical active ingredient Homspera, we defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use. Our goals include developing these potential drug candidates to be used as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, and to meet the commercial need for similar beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments. We have discovered activities of Homspera that may potentially open additional commercialization opportunities in areas such as human adult stem cell stimulation, vaccine adjuvants, which stimulate the immune system above that of a stand-alone vaccine, and wound healing.

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

Our current focus is to develop Homspera for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells. It is the belief of our management that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious disease using Homspera derivatives Radilex and Viprovex, respectively, which are described below.  Recent studies have evaluated the effects of Homspera on human adult stem cell activity. Additionally, ongoing studies are being performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and March 31, 2007

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses ("SG&A") were $1,176,907 for the three months ended March 31, 2008, an increase of $302,797 or approximately 35% compared to SG&A of $874,110 during the three months ended March 31, 2007. The increase is primarily due to higher costs for research and development, payroll  and related expenses, financing costs and legal and accounting fees. For the three months ended March 31, 2008, this amount consisted primarily of research and development costs of $258,171, payroll and related expenses of $346,838, inclusive of an incentive bonus of $90,750 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, financing costs of $91,875, legal and accounting fees of $201,026, consulting and professional fees of $109,270 and non-cash compensation costs of $47,182.

The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's potential drugs and therapeutics.

Interest Income (net)

Interest expense (net) was $46,327 for the three months ended March 31, 2008, an increase of $67,193 or approximately 322% compared to interest income of $20,866 for the three months ended March 31, 2007. Interest expense increased during the three months ended March 31, 2008 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008.

The Company expects interest expense to increase approximately 50% per quarter beginning in the third quarter as we sell additional securities to YA Global Investments per the terms of the securities purchase agreement.

Net Loss

For the reasons stated above our net loss for the three months ended March 31, 2008 was $1,223,234 or $0.01 per share, an increase of $361,875 or approximately 42% compared to a net loss of $861,359 for the three months ended March 31, 2007.

Our independent certified public accountants have stated in their report included in our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 that we have incurred a net loss and negative cash flows from operations of $5,463,958 and $2,456,038, respectively, for the year ended December 31, 2007. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Product Research and Development

We incurred an expense of $258,171 for the three months ended March 31, 2008 in research and development activities related to the development of Homspera, Radilex and Viprovex versus an expense of $76,834 for the three months ended March 31, 2007. From our inception in October 2002, we have spent $1,826,357 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through March 31, 2008, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2008.

Revenues

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2009 as we transition from a development stage company.

Costs And Expenses

From our inception through March 31, 2008, we have incurred losses of $19,972,372. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to shareholders for the penalty incurred for the late registration of shares.

Liquidity And Capital Resources

At March 31, 2008, we had current assets of $913,104 consisting of cash of $695,469 and other current assets of $217,635. At March 31, 2008, we also had current liabilities of $673,361, consisting of accounts payable of $559,988 and accrued liabilities of $113,373. This resulted in net working capital at March 31, 2008 of $239,743. During the three months ended March 31, 2008, the Company used cash in operating activities of $1,349,054. From the date of inception (October 30, 2002) to March 31, 2008, the Company has had a net loss of $19,972,372 and has used cash of $9,799,034 in operating activities.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through March 31, 2008 via the private placement of $7,877,901 of our common stock and $2,733,628 from the issuance of notes payable, net of repayments.

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

Pursuant to our employment agreement with John Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until we completed a financing of $500,000 or more. This occurred on March 4, 2005 when we completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we paid an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with our customary payroll practices. Mr. Fermanis also received 100,000 shares of our Common Stock, which were earned at the rate of 1/12 or 8,333 per month beginning January 2005.

Pursuant to terms of our employment agreement with Mr. Fermanis, our Chief Financial Officer, dated January 1, 2008, we pay an annual base salary of $130,000 for the first year and $140,000 for the second year.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The employment agreement has a term of two years, subject to early termination provisions.  The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and upon 15 days written notice without cause.  Mr. Fermanis may terminate the employment agreement for any reason with 30 days written notice.  Upon termination of Mr. Fermanis’ employment by the Company without cause or constructive termination, as defined in the employment agreement, the Company agrees to pay to Mr. Fermanis the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

Pursuant to our employment agreement with Hal N. Siegel, our Vice President and Chief Scientific Officer, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Mr. Siegel will also be eligible for discretionary bonuses under our stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 200,000 shares of our Common Stock. The options are exercisable at $0.20 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Mr. Siegel's employment by us without cause or constructive termination, as defined in the agreement, we agree to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation. In addition, we entered into a change of control agreement with Hal Siegel.  Pursuant to the terms of the change of control agreement, we agree to pay Mr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by us without cause or due to constructive termination at any time within one-year of a change of control event, as defined in the agreement.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to March 31, 2008, we were able to obtain financing of $10,561,529, including a series of private placements of our securities which resulted in net proceeds to us of $7,877,901 and $2,683,628 from the sale of notes payable, net of repayments. The notes payable include a transaction in January 2008 where we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,825,000. We also expect to sell an additional $1 million of the secured convertible debentures after July 3, 2008 as per the terms of the securities purchase agreement with YA Global Investments L.P. Based on our current plan of operations all of our current funding is expected to be depleted by the end of August, 2008. The additional $1 million is expected to fund operations until January 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our registered independent certified public accountants have stated in their report, dated March 28, 2008, that the Company's recurring losses and negative cash flow raise substantial doubt about the Company's ability to continue as a going concern.

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

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient capital to meet our operating needs through August 2008. Thereafter, we believe that we will require an additional $2,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarters ended March 31, 2008 and 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended March 31, 2008, we have relied primarily on the services of outside consultants for services.  As of March 31, 2008 we had eleven total employees: seven full-time employees, two part-time employees and two contract employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice President and Chief Scientific Officer, a Science Director, two scientific program managers; and, the seventh serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates.

We describe our significant accounting policies in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and or Plan of Operation in the Form 10-KSB.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2007 with the SEC on March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

Risks Related to Our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of March 31, 2008, we had a working capital of $239,743. This amount consists of cash of $695,469 and other current assets of $217,635 less accounts payable and accrued liabilities of $673,361.  We have incurred a net loss of $19,972,372  for the period from our inception in October 30, 2002 to March 31, 2008, and have always experienced negative cash flow. We expect to continue to experience negative cash flow and operating losses through at least 2010 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until the calendar year 2009 as we transition from a development stage company. We have incurred operating losses since our inception. Our net loss for the three months ended March 31, 2008 was $1,223,234.  As of March 31, 2008, we had an accumulated deficit of $19,972,372.

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

On March 31, 2008, the Board of Directors approved of the issuance of 395,000 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest through March 31, 2008 of $19,276. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer