Form 10-Q
period 2008-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2008-08-14
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2008

or

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

_____________________________________N/A_____________________________________
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

The number of shares outstanding of Registrant's common stock as of August 7, 2008 was 11,662,916.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-1
Condensed Consolidated Statements of Losses for the three and six months ended June 30, 2008 and 2007, and for the period of inception (October 30, 2002) to June 30, 2008 (unaudited)	F-2
Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to June 30, 2008 (unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and for the period of inception (October 30, 2002) to June 30, 2008 (unaudited)	F-13
Notes to Condensed Consolidated Financial Statements	F-15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8
ITEM 4. CONTROLS AND PROCEDURES	8

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	10
ITEM 1A. RISK FACTORS	10
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	11
ITEM 5. OTHER INFORMATION	11
ITEM 6. EXHIBITS	12

Signatures	13

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
And December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets

Cash and cash equivalents	$813,015	$221,120
Cash – Restricted	203,125	-
Prepaid services and other current assets (Note 1)	31,229	84,691
Salary advance (Note 1)	700	2,025

Total current assets	1,048,069	307,836

Deposits and other assets (Note 1)	7,128	7,128
Furniture and equipment, net of accumulated depreciation of $35,144 and $27,158 (Note 2)	31,882	38,271

Total assets	$1,087,079	$353,235

Liabilities and Stockholders' Deficit
Current liabilities

Accounts payable and accrued liabilities (Note 4)	$661,799	$932,609

Total current liabilities	661,799	932,609

Notes payable, net of discount of $188,962 (Note 5)	2,811,038	-

Total liabilities	3,472,837	932,609

Commitments and Contingencies	-	-

Stockholders' Deficit

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,601,754 shares and 11,432,254 (post reverse split, does not include 120 shares issued on August 1, 2008 for rounding) issued and outstanding at June 30, 2008 and December 31, 2007 respectively	11,601	11,432

Common stock subscribed (Note 6)	29,198	153,000
Additional paid-in capital	18,438,475	18,005,332
Deficit accumulated during the development stage	(20,865,032)	(18,749,138)
Total stockholders’ deficit	(2,385,758)	(579,374)

Total liabilities and stockholders' deficit	$1,087,079	$353,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three and six months ended June 30, 2008 and 2007,
and for the period of inception (October 30, 2002) to June 30, 2008
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2008	2007	2008	2007	June 30, 2008
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	834,512	1,141,908	2,011,419	2,016,018	18,097,360
Merger fees and costs	-	-	-	-	350,000
Financing cost	-	-	-	-	90,000
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	834,512	1,141,908	2,011,419	2,016,018	18,543,753

Operating loss	(834,512)	(1,141,908)	(2,011,419)	(2,016,018)	(18,543,753)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	-	-	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	-	-	-	(760,058)

Interest (income) expense, net	58,148	(26,812)	104,475	(47,678)	1,256,831

Total other (income) expense	58,148	(26,812)	104,475	(47,678)	2,310,735

Income (loss) before income taxes	(892,660)	(1,115,096)	(2,115,894)	(1,968,340)	(20,854,488)

Provision for income taxes	-	-	-	(8,115)	(10,544)

Net (loss)	$(892,660)	$(1,115,096)	$(2,115,894)	$(1,976,455)	$(20,865,032)

Net (loss) per share - basic and diluted	$(0.08)	$(0.10)	$(0.18)	$(0.17)	$(3.21)

Weighted average shares outstanding (post reverse stock split)- basic and diluted	11,600,451	11,432,254	11,481,627	11,411,968	6,498,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

				Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Balance at October 30, 2002 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.006 per share to founders for license of proprietary right in December 2002	1,661,228	1,661	7,589	-	-	-	9,250

Shares of common stock issued at $0.006 per share to founders for services rendered in December 2002	140,531	141	641	-	-	-	782

Shares of common stock issued at $1.671 per share to consultants for services rendered in December 2002	5,388	5	8,995	(9,000)	-	-	-

Sale of common stock for cash at $1.671 per share in December 2002	18,558	19	30,982	-	-	-	31,001

Net loss for the period from inception (October 30, 2002) to December 31, 2002	-	-	-	-		(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	1,825,704	$1,826	$48,207	$(9,000)	$-	$(45,918)	$(4,885)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)
(Continued)

Shares granted to consultants at $1.392 per share for services rendered in January 2003	9,878	10	13,740	-	-	-	13,750

Sale of shares of common stock for cash at $1.517 per share in January 2003	32,955	33	49,967	-	-	-	50,000

Shares granted to consultants at $1.392 per share for services rendered in March 2003	15,445	15	21,485	-	-	-	21,500

Conversion of notes payable to common stock at $1.392 per share in April 2003	143,674	144	199,856	-	-	-	200,000

Shares granted to consultants at $1.413 per share for services rendered in April 2003	1,437	1	2,029	-	-	-	2,030

Sale of shares of common stock for cash at $2.784 per share in May 2003	1,796	2	4,998	-	-	-	5,000

Sales of shares of common stock for cash at $2.784 per share in June 2003	3,592	4	9,996	-	-	-	10,000

Conversion of notes payable to common stock at $1.392 per share in June 2003	71,837	72	99,928	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	236,813	237	(121,036)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937
							-
Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)
							-
Balance at December 31, 2003	2,343,130	$2,343	$1,056,529	$-	$-	$(1,902,620)	$(843,748)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)
(Continued)

Shares granted at $10.00 per share pursuant to the Senior Note Agreement in January 2004	60,000	60	599,940	(600,000)	-	-	-

Shares issued at $10.00 per share to a consultant for services rendered in January 2004	80,000	80	799,920	(800,000)	-	-	-

Shares issued to a consultant at $6.20 per share for services rendered in February 2004	4,000	4	24,796	(24,800)	-	-	-

Shares issued to a consultant at $4.00 per share for services rendered in March 2004	105,160	105	420,535	(420,640)	-	-	-

Shares issued to a consultant at $5.00 per share for services rendered in March 2004	50,000	50	249,950	(250,000)	-	-	-

Shares sold for cash at $1.50 per share in March, 2004	800	1	1,199	-	-	-	1,200

Shares issued at $5.00 per share to consultants for services rendered in March 2004	2,000	2	9,998	-	-	-	10,000

Shares issued to a consultant at $4.00 per share for services rendered in March 2004	200	0	800	-	-	-	800

Shares issued to consultants at $3.20 per share for services rendered in March 2004	9,160	9	29,303	-	-	-	29,312

Shares to be issued to consultant at $4.10 per share in April 2004 for services to be rendered through March 2005	-	-	-	(82,000)	-	-	(82,000)

Shares granted pursuant to the New Senior Note Agreement in April 2004	60,000	60	149,940	(150,000)	-	-	-

Shares issued to officer at $3.20 per share for services rendered in April 2004	20,000	20	63,980	-	-	-	64,000

Conversion of Note Payable to common stock at $1.00 per share in May 2004	35,000	35	34,965	-	-	-	35,000

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)
(Continued)

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $2.00 per share as a due diligence fee in May 2004	12,500	13	24,988	-	-	-	25,000

	50,000	50	499,950	(500,000)	-	-	-
Shares issued to a consultant at $10.00 per share for services to be rendered over twelve months beginning May 2004

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered in April through June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $1.00 for services to be rendered through July 2005	25,000	25	24,975	(25,000)	-	-	-

Shares issued to a consultant in July and September at $4.10 per share for services to be rendered through April 2005	20,000	20	81,980	-	-	-	82,000

Shares issued to a consultant in September at $1.20 to $2.20 for services rendered through September 2004	12,728	13	16,896	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	30,000	30	35,970	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)
(Continued)

Accrued deferred compensation in August 2004 to a consultant for 10,000 shares at $1.00 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $1.40 to a consultant for services to be performed through October 2004	10,000	10	13,990	(14,000)	-	-	-

Shares issued in August 2004 at $1.25 per share for conversion of $30,000 demand loan	24,000	24	29,976	-	-	-	30,000

Shares issued in August 2004 at $1.60 per share to a consultant for services provided.	12,500	13	19,988	-	-	-	20,000

Shares issued to employees at $1.60 to $2.50 per share	4,880	5	8,379	-	-	-	8,384

Commitment to issue 10,000 shares of stock to a consultant at $2.30 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $1.25 per share, net of costs of $298,155	1,816,000	1,816	1,362,107	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	490,000	490	(490)	-	-	-	-

Conversion of accounts payable to stock in October at $1.25 per share	125,775	126	108,514	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $1.10 per share	9,330	9	10,254	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

Issuance of stock to officer and director at $1.25 per share in October for conversion of liability	144,000	144	123,789	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.75 to $1.25 per share	670,315	670	423,547	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

Conversion of Note Payable of $5,000 plus accrued interest of $71	6,761	7	4,993	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation	10,000	10	34,990	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable	-	-	124,709	-	-	-	124,709

Shares issued in error to be cancelled	(900)	(1)	1	-	-	-	0

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	6,242,339	$6,242	$7,979,124	$(169,986)	$-	$(7,208,027)	$607,353

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

Sale of shares of common stock for cash at $2.00 per share in March 2005 for warrant exercise, net of costs	660,078	660	1,190,196	-	-	-	1,190,856

Value of warrants issued to members of advisory committees in March 2005	-	-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 5,000 shares of common stock at $6.50 per share.	-	-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.50 per share in June 2003	8,000	8	3,992	-	-	-	4,000

Value of warrants issued to members of advisory committee in June 2005	-	-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005	-	-	32,991	-	-	-	32,991

Issuance of 23,215 shares of common stock in July 2005 for conversion of notes payable	23,215	23	64,980	-	-	-	65,003

Issuance of 10,000 shares of common stock in August 2005 to a consultant for services provided	10,000	10	9,990	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005	-	-	-	-	-	(4,591,107)	(4,591,107)
	6,943,632	$6,943	$9,527,993	$(2,760)	$-	$(11,799,134)	$(2,266,958)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

Issuance of 10,000 shares to officer, previously accrued	10,000	10	41,406	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	3,446	3	16,194	-	-	-	16,197

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,929	2	2,409	-	-	-	2,411

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,632	2	2,039	-	-	-	2,041

Conversion of accrued interest to common stock at $1.00 per share in May, 2006	1,345	1	1,354	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.90 per share in June 2006	500	1	450	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	415,080	415	871,250	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	3,426,625	3,427	4,610,122	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Value of shares issued to officer	-	-	32,120	-	-	-	32,120

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)
	10,804,190	$10,804	$15,619,928	$-	$5,483	$(13,285,180)	$2,351,035

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

Common stock issued as commission for equity fund raising	548,260	548	4,935	-	(5,483)	-	-

Common stock issued to consultant in January 2007 at $1.50 per share	29,804	30	44,676	-	-	-	44,706

Common stock issued to consultants in January 2007 at $1.55 per share	40,000	40	61,960	-	-	-	62,000

Common stock issued to consultants in January 2007 at $1.50 per share	10,000	10	14,990	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	471,457	-	-	-	471,457

Value of options issued to employee in January 2007	-	-	5,426	-	-	-	5,426

Value of warrants issued to consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services in 2008 at $1.10 per share	-	-	-	-	33,000	-	33,000

Common stock to be issued for finders fee in 2008 at $1.20 per share	-	-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)
	11,432,254	$11,432	$18,005,332	$-	$153,000	$(18,749,138)	$(579,374)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

Common stock issued for consulting services previously accrued	30,000	30	32,970	-	(33,000)	-	-

Common stock issued for finders fee previously accrued	100,000	100	119,900	-	(120,000)	-	-

Common stock to be issued for interest payment at $0.488 per share	-	-	-	-	19,276		19,276

Value of warrants issued to consultant in April 2007	-	-	38,599	-	-	-	38,599

Value of warrants issued pursuant to convertible debt agreement	-	-	226,754	-	-	-	226,754

Value of options issued to advisory board	-	-	3,729	-	-	-	3,729

Value of options issued to employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to consultants in July 2007	-	-	3,497	-	-	-	3,497

Loss for the three months ended March 31, 2008	-	-	-	-	-	(1,223,234)	(1,223,234)
	11,562,254	$11,562	$18,432,138	$-	$19,276	$(19,972,372)	$(1,509,396)

Common stock issued for interest payment at $0.488 per share	39,500	40	19,237	-	(19,276)	-	-

Common stock to be issued for interest payment at $0.699 per share	-	-	-	-	19,726		19,726

Common stock to be issued for interest payment at $0.699 per share	-	-	-	-	1,972		1,972

Common stock subscribed pursuant to the exercise of warrants at $0.375 per share	-	-	-	-	7,500	-	7,500

Value of options issued to employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to consultants in July 2007	-	-	3,497	-	-	-	3,497

Value of options issued to employees in March 2008	-	-	1,220	-	-	-	1,220

Value of options issued to a Director in March 2008	-	-	19,625	-	-	-	19,625

Value of warrants issued to consultant in April 2007, cancelled per agreement	-	-	(38,599)	-	-	-	(38,599)

Loss for the three months ended June 30, 2008	-	-	-	-	-	(892,660)	(892,660)
Balance at June 30, 2008	11,601,754	$11,602	$18,438,475	$-	$29,198	$(20,865,032)	$(2,385,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to June 30, 2008
(Unaudited)

	For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(2,115,894)	$(1,976,455)	$(20,865,032)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	61,782	564,168	6,870,141
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	37,792	-	1,044,727
Amortization of cash held in escrow	46,875	-	46,875
Depreciation and amortization	7,986	6,109	60,501
Changes in operating assets and liabilities:
Deposits	-	-	(4,868)
Prepaid services and other assets	25,962	-	(15,988)
Accounts payable and accrued expenses	(229,836)	177,543	948,527
Salary advance	1,325	(2,475)	(700)

Net cash used in operating activities	(2,164,008)	(1,231,110)	(10,613,988)

Cash flows from investing activities:
Acquisition of property and equipment	(1,597)	(7,614)	(67,026)

Net cash used in investing activities	(1,597)	(7,614)	(67,026)

Cash flows from financing activities:
Proceeds from notes payable	2,750,000	-	4,703,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	7,500	-	11,950
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	2,757,500	-	11,494,029

Net increase (decrease) in cash and cash equivalents	591,895	(1,238,724)	813,015

Cash and cash equivalents at beginning of period	221,120	2,752,103	-

Cash and cash equivalents at end of period	$813,015	$1,513,379	$813,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to June 30, 2008
(Unaudited)
(continued)
	For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2008	2007	June 30, 2008
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$40,998	$-	$127,051

Taxes	$-	$8,115	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$33,000	$77,000	$3,210,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$19,276	$-	$55,276

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$61,782	$457,300	$3,440,274

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$-	$41,416

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$44,706	$44,706

Stock issued as commission for equity fund raising	$120,000	$5,483	$125,483

Value of warrants issued for financing	$226,754	$-	$226,754

Value of shares to be issued for interest payment	$21,698	$-	$21,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary Of Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 10-KSB.

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

In July 2003, the Company effected a 1-for-20 reverse stock split of its common stock. In April 2004, the Company effected a 2-for-1 forward split of its common stock.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its total authorized shares of common stock to 100,000,000.  Par value remained unchanged as a result of the July 2008 stock split and reduction of authorized shares. Accordingly, the effect of the reverse-split has been presented in the accompanying financial statement and footnote disclosures.

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

A summary of option activity under the Plan as of June 30, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,601,421	$2.92
Issued	39,747	1.21
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	1,641,168	$2.88

Non-vested at June 30, 2008	3,625	$1.12
Exercisable at June 30, 2008	1,637,543	$2.89

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.80 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2008, total unrecognized stock-based compensation expense related to stock options was $3,445. The total fair value of options vested during the three and six months ended June 30, 2008 was $25,699 and $34,282, respectively.

Interim financial statements

The accompanying balance sheet as of June 30, 2008, the statements of operations for the three and six months ended June 30, 2008 and 2007, and for the period of inception (October 30, 2002) to June 30, 2008, and the statements of cash flows for six months ended June 30, 2008 and 2007, and from the period of inception (October 30, 2002) to June 30, 2008 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Prepaid services and other current assets

Prepaid services and other current assets consist of the following:

	June 30, 2008	December 31, 2007
Prepaid insurance	$11,448	$29,502
Prepaid expenses	19,781	55,189
	$31,229	$84,691

Salary Advance

The Company has made an advance of salary to one employee in the amount of $700 and $2,025 as of June 30, 2008 and December 31, 2007, respectively.

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $7,128 as of June 30, 2008 and December 31, 2007.

Restricted Cash

The Company has cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreement that was entered into in January 2008, $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period. From January 2008 until May 2008, the monthly amortization expense was $7,292. With the addition of the additional $75,000 into escrow, monthly amortization expense increased to $10,417 until January 2010 when it decreases to $3,125 until May 2010. As of June 30, 2008, a total of $46,875 of amortization expense was recognized, resulting in a balance in the restricted cash escrow account of $203,125.

Note 2 – Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the six months ended June 30, 2008 and 2007 was $7,986 and $6,109, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2008 was $60,501.  Company’s furniture and equipment consists of the following:

	June 30, 2008	December 31, 2007
Office Equipment	$60,878	$59,282
Office furniture and fixtures	6,148	6,147
	67,026	65,429
Accumulated depreciation	(35,144)	(27,158)
Total	$31,882	$38,271

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $35,000. Our Chief Executive Officer co-signs this line of credit. At June 30, 2008 the Company had an outstanding balance on the line of credit of $26,172.

The Company has an additional line of credit with Bank of America for $25,000. Our Chief Executive Officer co-signs this line of credit. At June 30, 2008 the Company had an outstanding balance on the line of credit of $13,720.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Accounts payable and accrued liabilities	$580,568	$852, 411
Accounts payable - shell company	34,926	34,926
Credit cards payable	39,891	36,765
Interest payable	3,214	3,215
Accrued payroll	-	2,092
State income tax payable	3,200	3,200
	$661,799	$932,609

Note 5 - Notes Payable

On June 12, 2008 the Company sold an additional $1,000,000 of convertible debentures (the “Second Closing”) to YA Global Investments, L.P. (the “Buyer”).  The Convertible Debentures were sold pursuant to a Securities Purchase Agreement dated as of January 3, 2008 (the “Agreement”) providing for the issuance of (i) convertible debentures in an aggregate principal amount up to $3,000,000 (collectively, the “Convertible Debentures”) which are convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $.001 per share (the “Common Stock”), and (ii) warrants (the “Warrants”) to purchase 750,000 shares (post reverse-split) of Common Stock (the “Warrant Shares”).

The initial closing of the Agreement occurred on January 3, 2008, at which time the Company sold to the Buyer $2 million of the Convertible Debentures and the Warrants (the “First Closing”), and at the Second Closing the Company exercised its option to sell and issue to the Buyer an additional $1 million of the Convertible Debentures.  Obligations under the Convertible Debentures are guaranteed by ImmuneRegen BioSciences, Inc., the Company’s wholly-owned subsidiary (the “Guarantor”). The Company’s obligations under the Convertible Debentures are secured by (i) all of the assets and property of the Guarantor pursuant to a Security Agreement, and (ii) by Patent Collateral of the Company and the Guarantor in accordance with a Patent Security Agreement by and among the Company, the Buyer and the Guarantor.

The Convertible Debentures sold in the First Closing and Second Closing mature on December 31, 2010 and May 31, 2011, respectively, unless extended by the holder, and accrue interest at the rate of 8% per annum.  Interest is payable in cash quarterly on the last day of each calendar quarter beginning on March 31, 2008, or at the Company’s option if “Equity Conditions”(as defined in the debenture) are satisfied, it may be paid by the issuance of Common Stock.  The Convertible Debentures are convertible at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to $2.00 per share (post reverse-split).  On or after December 31, 2009 or if the Company’s fails to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in the Convertible Debenture, the conversion price of the Convertible Debentures becomes the lower of (i) $2.00 per share (post reverse-split) or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion.

The Company may redeem a portion or all amounts outstanding under the Convertible Debentures prior to May 31, 2011 provided that certain conditions to redemption have been satisfied.  The Company may force a conversion of the Convertible Debentures into Common Stock, provided that specified conditions have been satisfied.  Holders of the Convertible Debentures are subject to limitations on their right to convert the Convertible Debentures, or receive shares of Common Stock as payment of interest, if after giving effect to such conversion or receipt of shares, the holder would be deemed to beneficially own more than 9.99% of the Company’s then outstanding Common Stock.  Upon the occurrence of certain events of default defined in the Convertible Debentures, including the Company’s failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the Convertible Debentures, together with interest and other amounts due, become immediately due and payable in cash, provided however, that holder may request payment of such amounts in Common Stock of the Company.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

The Company placed $175,000 into an escrow account upon the First Closing and an additional $75,000 into escrow upon the Second Closing.  The funds in escrow will be used to compensate the Buyer’s investment manager for monitoring and managing the Buyer’s purchase and investment.  These funds are amortized on a straight-line basis over a 24 month period.  From January 2008 until May 2008, the monthly amortization expense was $7,292.  With the addition of the additional $75,000 into escrow, monthly amortization expense increased to $10,417 until January 2010 when it decreases to $3,125 until May 2010.  As of June 30, 2008, a total of $46,875 of amortization expense was recognized, resulting in a balance in the restricted cash escrow account of $203,125.

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

The Warrants have an exercise price, subject to adjustments, of $2.50 per share (post reverse-split) and are exercisable at any time on or prior to December 31, 2012. The Warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the Warrants. Holders of the Warrants are subject to limitations on their right to exercise the Warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 9.99% of the Company’s then outstanding Common Stock.

The Buyer has a right of first refusal on any future funding that involves the issuance of the Company’s capital stock for so long as a portion of the Convertible Debentures is outstanding.

On July 18, 2008 the Buyer agreed to waive application of the provisions of debentures it holds pursuant to the amendment to the Company’s Certificate of Incorporation.  Further, the Company agreed to increase the share reserve as defined in the debenture.  In addition, the Company and the Buyer have agreed to amend the debentures to reduce the conversion price of the debenture from $2.00 (post reverse-split) to $1.70 (post reverse-split).

During the three months ended June 30, 2008, the Company accrued interest in the amount of $39,452 and $3,945 on the notes issued in the First Closing and Second Closing, respectively.  The Company paid $19,726 of the accrued interest on the note from the First Closing in cash, and the remaining $19,726 will be paid in shares of common stock.  The Company paid $1,973 of the accrued interest on the note from the Second Closing in cash, and the remaining $1,973 will be paid in shares of common stock.   As of June 30, 2008, the shares of common stock have not been issued and the interest in the amount of $21,699 is shown as common stock subscribed on the Company’s balance sheet at June 30, 2008.

Pursuant to the Purchase Agreement, the Company issued warrants to acquire 750,000 additional shares (post reverse-split) of common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of June 30, 3008, the remaining discount to the convertible notes payable is $188,962.

Note 6 - Equity

Common stock

In July 2003, the Company effected a 1-for-20 reverse stock split of its common stock. In April 2004, the Company effected a 2-for-1 forward split of its common stock.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged.  Accordingly, the effect of the reverse-split has been presented in the accompanying financial statement and footnote disclosures.

In March 2008, the Company agreed to issue 39,500 shares (post reverse-split) of common stock to a note holder for accrued interest in the amount of $19,276. These shares were not issued as of March 31, 2008 and the value of the shares in the amount of $19,276 was recorded in common stock subscribed at March 31, 2008.  During the three months ended June 30, 2008, the Company issued the 39,500 shares (post reverse-split) of common stock.

In June 2008, the Company agreed to issue 28,220 shares (post reverse-split) of common stock to a note holder for accrued interest in the amount of $19,726.  These shares were not issued as of June 30, 2008 and the fair value of these shares of $19,726 has been recorded as common stock subscribed at June 30, 2008.

In June 2008, the Company agreed to issue 2,822 shares (post reverse-split) of common stock to a note holder for accrued interest in the amount of $1,973.  These shares were not issued as of June 30, 2008 and the fair value of these shares of $1,973 has been recorded as common stock subscribed at June 30, 2008.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Warrants

In April 2007, the Company issued warrants to purchase 500,000 shares (post reverse-split) of common stock to a consultant.  The warrants vest 75,000 (post reverse-split) immediately and 17,708 (post reverse-split) every month for the next two years.   Pursuant to an agreement dated June 6, 2008, the Company cancelled 336,458 of these common stock purchase warrants (post reverse-split) that were previously outstanding.  The Company credited to operations the amount of $38,599, representing the value of the warrants that vested during the three months ended March 31, 2008.

In January 2008, the Company issued warrants to purchase 750,000 shares (post reverse-split) of common stock pursuant to a financing agreement. These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of June 30, 3008, the remaining discount to the convertible notes payable is $188,962.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	36,580	0.56	$0.50-1.00	36,580	0.56
1.25-2.20	181,473	2.30	1.25-2.20	181,473	2.30
2.30-5.60	3,587,718	3.03	2.30-5.60	3,587,718	3.03
10.00	62,411	0.48	10.00	62,411	0.48
20.00	655	1.07	20.00	655	1.07
	3,868,837	2.93		3,868,837	2.93

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2007	3,516,064	$3.60
Granted	750,000	2.50
Exercised	-	-
Cancelled or expired	(33,268)	4.27
Outstanding at March 31, 2008	4,232,796	$3.43
Granted	-	-
Exercised	(20,000)	0.38
Cancelled or expired	(343,959)	3.12
Outstanding at June 30, 2008	3,868,837	$3.75

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

Options

In March 2008, the Company issued options to purchase 25,000 shares (post reverse-split) of common stock a director.  These options vested in 30 days.  The Company valued these options at $19,625.   The Company charged to operations the amount of $19,625, the value of the vested options during the three months ended June 30, 2008.

In March 2008, the Company issued options to purchase 1,500 shares (post reverse-split) of common stock to an employee. Options to purchase 50% or 750 shares (post reverse-split) vest in 30 days and options to purchase the remaining 50% or 750 (post reverse-split) shares vest twelve months.  The Company valued these options at $976.  The amount will be charged to operations as the options vest.

In March 2008, the Company issued options to purchase 1,500 shares (post reverse-split) of common stock to an employee. Options to purchase 50% or 750 shares (post reverse-split) vest in 30 days and options to purchase the remaining 50% or 750 shares (post reverse-split) vest twelve months.  The Company valued these options at $976.  The amount will be charged to operations as the options vest.

In March 2008, the Company issued options to purchase 11,747 shares (post reverse-split) of common stock to a member of the Company’s advisory board.  These options vest upon issuance.  The Company charged to operations the amount of $3,729, the value of the vested options during the three months ended March 31, 2008.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.60-2.20	1,408,000	7.26	$0.60-2.20	1,404,375	7.28
2.30-2.50	201,444	3.02	2.30-2.50	201,444	3.02
3.10	100	2.45	3.10	100	2.45
3.30	10,303	2.14	3.30	10,303	2.14
4.40	15,000	2.00	4.40	15,000	2.00
250.00	6,321	1.75	250.00	6,321	1.75
	1,641,168			1,637,543

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
Options not vested are not exercisable.

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1,601,421	$2.92
Granted	39,747	1.21
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2008	1,641,168	$2.88
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2008	1,641,168	$2.88

Non-vested at June 30, 2008	3,625	$1.12
Exercisable June 30, 2008	1,637,543	$2.89

Note 7 - Subsequent Events

Issuance of Shares for Interest

On July 2, 2008 we issued 28,220 restricted shares of common stock to YA Global Investments, L.P. (“YA Global”), who is an accredited investor, for accrued interest on a $2 million convertible debenture through June 30, 2008 of $19,726. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 2, 2008 we issued 2,822 restricted shares of common stock to YA Global, who is an accredited investor, for accrued interest on a $1 million convertible debenture through June 30, 2008 of $1,973. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Warrant Exercise

In July 2008, five investors exercised warrants to purchase an aggregate of 30,000 shares of the Company’s common stock at a price of $0.375 per share.

1-for-10 Reverse Stock Split

On July 10, 2008, the Company filed an amendment with the Delaware Secretary of State to its Certificate of Incorporation, as amended, (the “Amended Certificate”) effectuating a 1-for-10 reverse stock split and a reduction in the number of authorized shares of Common Stock to 100,000,000 shares.  The Amended Certificate and the reverse stock split were described in the Company’s Proxy Statement filed with the SEC on May 9, 2008.  As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2008, the Amended Certificate, including the reverse stock split, was approved by the stockholders at the Company’s annual meeting held on June 25, 2008.

On August 1, 2008 the Company issued an aggregate of 120 common shares to holders of fractional shares in order to bring their number of shares held to the next whole number of shares.  Additionally, in conjunction with the reverse stock split, our trading symbol on the Over-The-Counter Bulletin Board was changed to IRBS.

Restructure With Regard to Debentures Held By YA Global

On July 18, 2008 YA Global agreed to waive application of the provisions of debentures it holds pursuant to the amendment to the Company’s Certificate of Incorporation.  Further, we have agreed to increase the share reserve as defined in the debenture.  In addition, the Company and YA Global have agreed to amend the debentures to reduce the conversion price of the debenture from $2.00 to $1.70.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Purchase Agreement with Funds Managed by Brencourt Advisors, LLC

On August 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain funds for which Brencourt Advisors, LLC is the investment manager (the “Buyers”), pursuant to which the Buyers agreed to purchase from the Company (i) up to $5 million of 10% subordinated secured convertible debentures (the “Convertible Debentures”), which shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to acquire up to 2,500,000 additional shares of Common Stock (the “Warrants”) (the “Financing”).  The Warrants are exercisable after the six month and one day anniversary from the date of issuance and have a term of exercise equal to five years.

The closing of the Financing occurred on August 8, 2008, at which time the Company sold to the Buyers $5 million of the Convertible Debentures and the Warrants.  Obligations under the Convertible Debentures are guaranteed by ImmuneRegen BioSciences, Inc., the Company’s wholly-owned subsidiary (the “Guarantor”). The Company’s obligations under the Convertible Debentures are secured by (i) all of the assets and property of the Guarantor pursuant to a Security Agreement by and between the Company and the Guarantor in favor of the Buyers; and (ii) by Patent Collateral of the Company and the Guarantor in accordance with a Patent Security Agreement by and among the Company, the Buyers and the Guarantor.  The security interests granted to the Buyers are subject to and subordinated to the senior security interests granted by the Company and Guarantor to YA Global Investments, L.P.  Notwithstanding the subordinated security interests granted to the Buyers, the Company is permitted to pay and the Buyers may receive any regularly scheduled payment of principal, interest, liquidated damages, buy-in compensation or other amounts due and payable on the Financing.

The Convertible Debentures mature on August 8, 2013, unless extended by the holders, and accrue interest at the rate of 10% per annum.  Interest is payable in cash quarterly on the last day of each calendar quarter beginning on September 30, 2008, or at the Company’s option (i) if “Equity Conditions” (as defined in the Convertible Debentures) are satisfied, it may be paid by the issuance of Common Stock or (ii) by issuance of a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share.  The Company was required to prepay interest for the first and last quarters of the term of the Convertible Debentures.  The Convertible Debentures are convertible at any time at the option of the holders into shares of the Company’s Common Stock at a price equal to $1.55 per share.

At any time after the six-month anniversary of the issuance of the Convertible Debentures, the Company may redeem a portion or all amounts outstanding under the Convertible Debentures prior to August 8, 2013 provided that certain conditions to redemption have been satisfied.   The Company may force a conversion of the Convertible Debentures into Common Stock, provided that specified conditions have been satisfied.  Holders of the Convertible Debentures are subject to limitations on their right to convert the Convertible Debentures, or receive shares of Common Stock as payment of interest, if after giving effect to such conversion or receipt of shares, the holder would be deemed to beneficially own more than 9.98% of the Company’s then outstanding Common Stock.  Upon the occurrence of certain events of default defined in the Convertible Debentures, including the Company’s failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the Convertible Debentures, together with interest and other amounts due, become immediately due and payable in cash at the “Mandatory Default Amount” as defined in the Convertible Debentures.

In the event the Company effects any “Fundamental Transaction” as defined in the Convertible Debentures, including a merger or consolidation of the Company, completion of a tender offer or exchange offer, or sale of substantially all of its assets, the holder has the right to receive, upon any subsequent conversion of the Convertible Debentures, the same kind and amount of securities, cash and/or property that the holder would have been entitled to receive upon the occurrence of the Fundamental Transaction if it held one share of Common Stock for each conversion share of Common Stock (the “Alternate Consideration”).  In addition, any successor to the Company or surviving entity shall issue to the holder a convertible debenture with a principal amount equal to the Convertible Debentures then held by the holder, plus all accrued and unpaid interest and other amounts, and with the same terms and conditions as the Convertible Debentures including the right to convert into the Alternate Consideration.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The Warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The Warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the Warrants.  To the extent not previously exercised, the Warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the Warrants are subject to limitations on their right to exercise the Warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding Common Stock.

If, at anytime beginning from the 6 month anniversary date of the Purchase Agreement, the Company fails to satisfy the current public information requirements under Rule 144, the Company is required to pay to the Buyers an amount in cash equal to 2% of the aggregate subscription amount of the Buyers’ securities on the day of such failure and on every 30th day, bearing interest at the rate of 1.5% per month, until it is cured or such information is not required.  Subject to any prior rights granted to YA Global Investments, L.P., the Buyers have a right to participate in up to an amount equal to 50% of any subsequent financing that involves the issuance of the Company’s capital stock or indebtedness for so long as the Convertible Debentures are outstanding.   The Buyers also have registration rights in that it may include the shares issued and issuable pursuant to the Convertible Debentures and Warrants in certain registration statements filed by the Company.

Waiver and Amendment of YA Debentures and Warrants and Issuance of Additional Warrants

The Company previously issued to YA Global a Secured Convertible Debenture dated January 3, 2008 in the principal sum of $2 million and a Secured Convertible Debenture dated June 12, 2008 in the principal sum of $1 million (collectively, the “YA Convertible Debentures”) pursuant to a Securities Purchase Agreement dated January 3, 2008 (the “YA Agreement”) , which are previously reported in the Company’s Form 8-K Current Reports filed with the SEC on January 9, 2008 and June 12, 2008, respectively.  The YA Convertible Debentures are convertible into shares of the Company’s Common Stock (the “YA Conversion Shares”).  Pursuant to the YA Agreement, the Company also issued to YA Global warrants (the “YA Warrants”) to purchase 7,500,000 shares of Common Stock (the “YA Warrant Shares”).  On August 8, 2008, in consideration for YA Global’s consent to the Company conducting and closing the Financing, the Company and YA Global agreed to amend the YA Convertible Debentures to increase the annual interest rate from 8% to 10% and adjust the Conversion Price to $1.50 (the “Amended Debentures”).  Additionally, under the Amended Debentures, YA Global may elect on or after December 31, 2009 to have the Company redeem up to $1.5 million of the YA Global Debentures as well as the payment of a redemption premium of 20% of the principal amount redeemed.  The Company may also pay the interest on the Amended Debentures, at the Company’s option, in cash, 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share, or, subject to the satisfaction of certain specified equity conditions, in shares of the Company’s Common Stock.  All overdue accrued and unpaid interest to be paid on the Amended Debentures shall be subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law that accrues daily until all overdue amounts are paid in full.

In addition, the Company and YA Global agreed to amend the YA Warrants to adjust the exercise price of the warrants to $2.00 (the “YA Warrant Amendment”) and to reduce the YA Warrant Shares to 750,000 pursuant to the terms of the YA Warrants as a result of the Company’s 1 for 10 reverse stock split described above.  The Company also agreed to issue to YA Global additional warrants to purchase an additional 750,000 shares of Common Stock on or before December 31, 2012 (the “Expiration Date”) at an exercise price of $2.00, subject to adjustment (the “YA Additional Warrants”).  Holders of the YA Additional Warrants are limited in their right to exercise the YA Additional Warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise, except within 60 days of the Expiration Date.  The YA Additional Warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

Our potential drug candidates, Homspera, Radilex and Viprovex, are at pre-clinical stages of development and may not be shown to be safe or effective and may never receive regulatory approval. Neither Homspera, nor Radilex nor Viprovex have been tested in large animals or humans. There is no guarantee that regulatory authorities will ever permit human testing of Homspera, Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, none of Homspera, Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective in humans.

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

Results of Operations for the Three Month Periods Ended June 30, 2008 and June 30, 2007

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

Sales, General, and Administrative Expenses

SG&A expenses were $2,011,419 for the six months ended June 30, 2008, a decrease of $4,599, which is less than 1%, compared to SG&A expenses of $2,016,018 during the six months ended June 30, 2007.  Higher costs for research and development, payroll and related expenses and financing costs were offset by lower costs for non-cash compensation. For the six months ended June 30, 2008, this amount consisted primarily of research and development costs of $426,372, payroll and related expenses of $617,910, inclusive of an incentive bonus of $90,750 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, financing costs of $116,875, legal and accounting fees of $344,903, consulting and professional fees of $162,835, travel and entertainment expenses of $91,961 inclusive of costs relating to the annual shareholders’ meeting and facilities expenses of $61,076.

The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's potential drugs and therapeutics.

Interest Expense (net)

Interest expense (net) was $58,148 for the three months ended June 30, 2008, an increase of $84,960 or approximately 317% compared to interest income of $26,812 for the three months ended June 30, 2007. Interest expense increased during the three months ended June 30, 2008 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008 and a subsequent securities purchase agreement with YA Global Investments on June 12, 2008.

The Company expects interest expense to increase approximately 166% per quarter beginning in the third quarter as we sell additional debt securities to YA Global Investments L.P. or other investors.

Net Loss

For the reasons stated above our net loss for the three months ended June 30, 2008 was $892,660 or $0.08 per share (post reverse-split), an increase of $222,436 or approximately 20% compared to a net loss of $1,115,096 for the three months ended June 30, 2007.

Results of Operations for the Six Month Periods Ended June 30, 2008 and June 30, 2007

Revenue

We have not generated any revenues from operations from our inception.

Sales, General, and Administrative Expenses

SG&A expenses were $2,011,419 for the six months ended June 30, 2008, a decrease of $4,599, which is less than 1%, compared to SG&A expenses of $2,016,018 during the six months ended June 30, 2007.  Higher costs for research and development, payroll and related expenses and financing costs were offset by lower costs for non-cash compensation. For the six months ended June 30, 2008, this amount consisted primarily of research and development costs of $426,372, payroll and related expenses of $617,910, inclusive of an incentive bonus of $90,750 in cash for Michael K. Wilhelm, C.E.O. per the terms of his employment agreement, financing costs of $116,875, legal and accounting fees of $344,903, consulting and professional fees of $162,835, travel and entertainment expenses of $91,961 inclusive of costs relating to the annual shareholders’ meeting and facilities expenses of $61,076.

Interest Expense (net)

Interest expense (net) was $104,475 for the six months ended June 30, 2008, an increase of $152,153 or approximately 319% compared to interest income of $47,678 for the six months ended June 30, 2007. Interest expense increased during the six months ended June 30, 2008 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008 and a subsequent securities purchase agreement with YA Global Investments on June 12, 2008.

Net Loss

For the reasons stated above our net loss for the six months ended June 30, 2008 was $2,115,894 or $0.18 per share, an increase of $139,439 or approximately 7% compared to a net loss of $1,976,455 for the six months ended June 30, 2007.

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

Product Research and Development

We incurred expenses of $426,372 for the six months ended June 30, 2008 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $234,467 for the six months ended June 30, 2007. From our inception in October 2002, we have spent $1,994,558 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $3,000,000 in an effort to further develop Homspera, Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through investment funding, licensing agreements or grants, we expect we will further increase our research and development spending.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through June 30, 2008, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had current assets of $1,048,069 consisting of cash of $813,015 and other current assets of $235,054. At June 30, 2008, we also had current liabilities of $661,799, consisting of accounts payable of $540,812 and accrued liabilities of $120,987. This resulted in net working capital at June 30, 2008 of $386,270. During the six months ended June 30, 2008, the Company used cash in operating activities of $2,164,008. From the date of inception (October 30, 2002) to June 30, 2008, the Company has had a net loss of $20,865,032 and has used cash of $10,613,988 in operating activities.  These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to stockholders for the penalty incurred for the late registration of shares.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through June 30, 2008 via the private placement of $7,877,901 of our common stock and $3,658,628 from the issuance of notes payable, net of repayments.

On January 3, 2008, we entered into a securities purchase agreement with YA Global Investments, L.P. (“YA Global”), pursuant to which YA Global agreed to purchase from us (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 750,000 additional shares of our common stock. The initial closing occurred on January 3, 2008, at which time we sold to YA Global $2 million of the convertible debentures and the warrants.  On June 12, 2008 we sold an additional $1,000,000 of convertible debentures to YA Global.

Pursuant to an employment agreement with Michael Wilhelm, our President and Chief Executive Officer, dated December 16, 2002, we paid Mr. Wilhelm an annual salary of $125,000 and $175,000 during the first and second years of his employment, respectively. Thereafter we paid Mr. Wilhelm an annual salary of $250,000 through August 10, 2005, when we entered into a new employment agreement with Mr. Wilhelm. The new employment agreement calls for a salary at the rate of $275,000 per annum and provides for bonus incentives.  Pursuant to the agreement, Mr. Wilhelm’s salary is reviewed quarterly for possible increases and is subject to adjustment pursuant to the Company's employee compensation policies in effect from time to time but, in any event will be increased by at least 10% per year at the end of each year of Mr. Wilhelm’s employment.  Mr. Wilhelm's salary is payable in regular installments in accordance with the customary payroll practices of our company. Further, pursuant to the terms of the change of control agreement between Mr. Wilhelm and us, we agreed to pay Mr. Wilhelm his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Wilhelm’s employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.

Pursuant to our two-year employment agreement with Hal N. Siegel, our Vice President and Chief Scientific Officer, dated October 23, 2006, we will pay Mr. Siegel an annual base salary of $200,000 for the first year and $210,000 for the second year of the agreement.  Mr. Siegel is also eligible for discretionary bonuses under our stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 20,000 shares of our Common Stock. The options are exercisable at $2.00 per share. The two-year employment agreement is subject to early termination provisions. Upon termination of Mr. Siegel's employment by us without cause or constructive termination, as defined in the agreement, we agreed to pay to Mr. Siegel the remainder of his salary for the year in which he is terminated or six months salary, whichever is greater, and any accrued vacation. In addition, we entered into a change of control agreement with Hal Siegel.  Pursuant to the terms of the change of control agreement, we agreed to pay Mr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by us without cause or due to constructive termination at any time within one-year of a change of control event, as defined in the agreement.

We executed a new two-year employment agreement with Mr. Fermanis on January 1, 2008, pursuant to which we will Mr. Fermanis an annual base salary of $130,000 for the first year and $140,000 for the second year of the agreement.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The two-year employment agreement is subject to early termination provisions.  The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and upon 15 days written notice without cause.  Mr. Fermanis may terminate the employment agreement for any reason with 30 days written notice.  Upon termination of Mr. Fermanis’ employment by the Company without cause or by constructive termination, as defined in the employment agreement, the Company agrees to pay to Mr. Fermanis the remainder of his salary for the year in which he is terminated or six months salary, whichever is greater, and any accrued vacation.

Pursuant to our two-year employment agreement with Hal N. Siegel, our Vice President and Chief Scientific Officer, dated October 23, 2006, we will pay Mr. Siegel an annual base salary of $200,000 for the first year and $210,000 for the second year of the agreement.  Mr. Siegel is also eligible for discretionary bonuses under our stock option plan during his employment. In addition, Mr. Siegel received options with a term of five years to purchase 20,000 shares of our Common Stock. The options are exercisable at $2.00 per share. The two-year employment agreement is subject to early termination provisions. Upon termination of Mr. Siegel's employment by us without cause or constructive termination, as defined in the agreement, we agreed to pay to Mr. Siegel the remainder of his salary for the year [in which he is terminated] or six months salary, whichever is greater, and any accrued vacation. In addition, we entered into a change of control agreement with Hal Siegel.  Pursuant to the terms of the change of control agreement, we agreed to pay Mr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by us without cause or due to constructive termination at any time within one-year of a change of control event, as defined in the agreement.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to June 30, 2008, we were able to obtain financing of $11,561,529, including a series of private placements of our securities which resulted in net proceeds to us of $7,877,901 and $3,658,628 from the sale of notes payable, net of repayments. The notes payable include a transaction in January 2008 where we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,825,000 and a transaction in June 2008 where we sold $1 million in secured convertible debentures which resulted in net proceeds to us of $925,000. Subsequent to June 30, 2008, on August 8, 2008 we sold $5 million in secured convertible debentures which resulted in net proceeds to us of $4,975,000. Based on our current plan of operations all of our current funding is expected to be depleted by the end of August 2009.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient capital to meet our operating needs through August 2009. Thereafter, we believe that we will require an additional $3,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarters ended June 30, 2008 and 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended June 30, 2008, we have relied primarily on the services of outside consultants for services.  As of June 30, 2008 we had eleven total employees: seven full-time employees, two part-time employees and two contract employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice President and Chief Scientific Officer, a Science Director, two scientific program managers; and a seventh employee who serves in an administrative role. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2008, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (the “Buyer”), pursuant to which the Buyer agreed to purchase from the Company (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock and (ii) warrants to acquire up to 750,000 additional shares of our common stock (the “Financing”). The initial closing of the Financing occurred on January 3, 2008, at which time the Company sold to the Buyer $2 million of the convertible debentures and the warrants. On June 12, 2008 the Company sold an additional $1,000,000 of convertible debentures (the “Second Closing”) to the Buyer pursuant to the securities purchase agreement.  The debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $2.00 per share. On or after December 31, 2009 or if the Company’s fails to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in the convertible debenture, the conversion price of the convertible debentures becomes the lower of (i) $2.00 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion. The warrants have an exercise price, subject to adjustments, of $2.50 per share and are exercisable at any time on or prior to December 31, 2012. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants. Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 9.99% of the Company’s then-outstanding common stock. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On April 3, 2008, the Company issued 39,500 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest through March 31, 2008 of $19,276. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On June 30, 2008, the Board of Directors approved of the issuance of 28,222 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest of a $2 million convertible debenture through June 30, 2008 of $19,726. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On June 30, 2008, the Board of Directors approved of the issuance of 2,822 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest of a $1 million convertible debenture through June 30, 2008 of $1,973. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 25, 2008, we held our 2008 Annual Meeting of Stockholders (the "Stockholder Meeting"). At the Stockholder Meeting, our shareholders voted to

(i)   reelect our directors to serve on our Board of Directors until the 2009 Annual Meeting of Stockholders (share amounts do not reflect our 1-for-10 reverse stock split effected in July 2008):

●  Reelection of Lance K. Gordon was approved by a vote of 61,328,029 votes for and 5,798,778 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes;

●  Reelection of Robert J. Hariri was approved by a vote of 61,328,029 votes for and 5,826,186 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes;

●  Reelection of Hal N. Siegel was approved by a vote of 61,328,029 votes for and 5,818,778 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes;

●  Reelection of Theodore E. Staahl was approved by a vote of 61,328,029 votes for and 5,798,778 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes;

●  Reelection of Michael K. Wilhelm was approved by a vote of 61,328,029 votes for and 5,806,186 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes; and,

●  Reelection of Jerome B. Zeldis was approved by a vote of 61,328,029 votes for and 5,826,186 votes against, 4,476,974 votes withheld, zero abstained votes and zero were broker non-votes.

(ii)   approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 250,000,000 to 450,000,000 which was approved by a vote of 63,919,117 votes for and 7,215,797 votes against, 496,275 votes withheld, zero abstained votes and zero were broker non-votes;

(iii)  approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") to increase the number of shares of our Common Stock reserved and available for issuance under the Plan from 20,000,000 to 60,000,000, which was approved by a vote of 62,756,983 votes for and 7,785,706 votes against, 1,088,500 votes withheld, zero abstained votes and zero were broker non-votes;

(iv)  approve an amendment to our Certification of Incorporation, as amended, (1) to provide for a recapitalization in which the issued and outstanding shares of our Common Stock would be reverse split in a ratio of one-for-ten at any time prior to March 31, 2009, if at all, with the timing thereof to be determined by the Board of Directors in its sole discretion and (2) to reduce the number of authorized shares of Common Stock to 100,000,000, which was approved by a vote of 69,553,248 votes for and 1,714,967 votes against, 362,974 votes withheld, zero abstained votes and zero were broker non-votes; and

(v)   ratify the appointment of RBSM LLP as the Company's independent public accountants for the fiscal year ending December 31, 2008, which was approved by a vote of 71,221,071 votes for and 13,518 votes against, 396,600 votes withheld, zero abstained votes and zero were broker non-votes.

ITEM 5: OTHER INFORMATION

On July 2, 2008 we issued 28,220 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest of a $2 million convertible debenture through June 30, 2008 of $19,726. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 2, 2008 we issued 2,822 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest of a $1 million convertible debenture through June 30, 2008 of $1,973. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

1-for-10 Reverse Stock Split

On July 10, 2008, the Company filed an amendment with the Delaware Secretary of State to its Certificate of Incorporation, as amended, (the “Amended Certificate”) effectuating a 1 for 10 reverse stock split and a reduction in the number of authorized shares of Common Stock to 100 million.  The Amended Certificate and the reverse stock split were described in the Company’s Proxy Statement filed with the SEC on May 9, 2008.  As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2008, the Amended Certificate, including the reverse stock split, was approved by the stockholders at the Company’s annual meeting held on June 25, 2008.

On August 1, 2008 the Company issued an aggregate of 120 common shares to holders of fractional shares in order to bring their number of shares held to the next whole number of shares.  Additionally, in conjunction with the reverse stock split, our trading symbol on the Over-The-Counter Bulletin Board was changed to IRBS.

Formation of Audit Committee and Compensation Committee

On June 25, 2008, the Company formed an Audit Committee and Compensation Committee.  The Audit Committee consists of Lance Gordon (Chairman of the Audit Committee) and Ted Staahl.  The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions.  The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: www.immuneregen.com.

The Compensation Committee consists of Bob Hariri (Chairman of the committee) and Lance Gordon.  The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our corporate website at: www.immuneregen.com.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer