Form 10-Q/A
period 2008-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2008-10-17
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”) to amend and restate Item 4 in its entirety.

This Amendment amends only Item 4 of the Original Filing and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original May 15, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 4 of Part I of the Registrant’s Form 10-Q for the quarter ended March 31, 2008, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been fully remediated as of March 31, 2008, we have concluded that as of March 31, 2008, our disclosure controls and procedures were ineffective.

Changes in internal controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In our Amendment No. 1 to our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, we identified a material weakness consisting of limited resources and a limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

In the first three months of 2008 we took various steps to remediate the deficiencies that gave rise to this material weakness, including evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls, using an external consultant to review our accounting process and  using external consultants to review our control procedures and assist us in developing on-going test plans to assure compliance and enhancement as needed to existing controls.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of March 31, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 17, 2008.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer