Form 10-Q/A
period 2008-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2008-10-17
CIK 793043

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”) to amend and restate Item 4 in its entirety.

This Amendment amends only Item 4 of the Original Filing and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original August 14, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 4 of Part I of the Registrant’s Form 10-Q for the quarter ended June 30, 2008, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been fully remediated as of June 30, 2008, we have concluded that as of June 30, 2008, our disclosure controls and procedures were ineffective.

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

In first six months of 2008 we took various steps to remediate the deficiencies that gave rise to this material weakness.  We formed an audit committee in June 2008.  Additionally, in the quarter ended June 30, 2008, we restructured our existing personnel in order to create a full-time equivalent position in our accounting and analysis processes.  We also took other measures, including evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls and using an external consultant to review our control procedures to assure compliance and enhancement, as needed, to existing controls, to remediate the material weakness.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of June 30, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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