Form 10-Q
period 2008-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2008-11-13
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of Registrant's common stock as of October 31, 2008 was 12,264,191.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-1
	Condensed Consolidated Statements of Losses for the three and nine months ended September 30, 2008 and 2007, and for the period of inception (October 30, 2002) to September 30, 2008 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to September 30, 2008 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the period of inception (October 30, 2002) to September 30, 2008 (unaudited)	F-14
	Notes to Condensed Consolidated Financial Statements	F-15

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8
ITEM 4.	CONTROLS AND PROCEDURES	8

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	9
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

Signatures		11

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited)
And December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets

Cash and cash equivalents	$4,301,113	$221,120
Cash – Restricted	171,875	-
Prepaid services and other current assets (Note 1)	18,241	84,691
Salary advance (Note 1)	606	2,025

Total current assets	4,491,835	307,836

Deposits and other assets (Note 1)	132,648	7,128
Furniture and equipment, net of accumulated depreciation of $39,385 and $27,158 (Note 2)	41,091	38,271

Total assets	$4,665,574	$353,235

Liabilities and Stockholders' Deficit
Current liabilities

Accounts payable and accrued liabilities (Note 4)	$655,232	$932,609

Total current liabilities	655,232	932,609

Notes payable, net of discount of $1,454,449 (Note 5)	6,614,440	-

Total liabilities	7,269,672	932,609

Commitments and Contingencies	-	-

Stockholders' Deficit

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,264,191shares (post reverse split) and 11,432,254 shares (post reverse split) issued and outstanding at September 30, 2008 and December 31, 2007 respectively	12,265	11,432
Common stock subscribed (Note 6)	250,000	153,000
Additional paid-in capital	20,012,432	18,005,332
Deficit accumulated during the development stage	(22,878,795)	(18,749,138)
Total stockholders’ deficit	(2,604,098)	(579,374)

Total liabilities and stockholders' deficit	$4,665,574	$353,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three and nine months ended September 30, 2008 and 2007, and for the period of inception (October 30, 2002) to September 30, 2008
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2008	2007	2008	2007	September 30, 2008
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	1,776,708	2,447,782	3,671,252	4,463,800	19,757,193
Merger fees and costs	-	-	-	-	350,000
Financing cost	31,250	-	148,125	-	238,125
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	1,807,958	2,447,782	3,819,377	4,463,800	20,351,711

Operating loss	(1,807,958)	(2,447,782)	(3,819,377)	(4,463,800)	(20,351,711)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	-	-	(378,198)

(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	-	-	-	(760,058)

Interest (income) expense, net	205,805	(10,221)	310,280	(57,899)	1,462,636

Total other (income) expense	205,805	(10,221)	310,280	(57,899)	2,516,540

Income (loss) before income taxes	(2,013,763)	(2,437,561)	(4,129,657)	(4,405,901)	(22,868,251)

Provision for income taxes	-	(1,214)	-	(9,329)	(10,544)

Net (loss)	$(2,013,763)	$(2,438,775)	$(4,129,657)	$(4,415,230)	$(22,878,795)

Net (loss) per share - basic and diluted	$(0.17)	$(0.21)	$(0.35)	$(0.39)	$(3.40)

Weighted average shares outstanding (post reverse split) - basic and diluted	11,935,282	11,432,254	11,675,701	11,418,804	6,729,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
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
From Date of Inception (October 30, 2002) to September 30, 2008
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
From Date of Inception (October 30, 2002) to September 30, 2008
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $2.00 per share as a due diligence fee in May 2004	12,500	13	24,988	-	-	-	25,000

Shares issued to a consultant at $10.00 per share for services to be rendered over twelve months beginning May 2004	50,000	50	499,950	(500,000)	-	-	-

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered in April through June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $1.00 for services to be rendered through July 2005	25,000	25	24,975	(25,000)	-	-	-

Shares issued to a consultant in July and September at $4.10 per share for services to be rendered through April 2005	20,000	20	81,980	-	-	-	82,000

Shares issued to a consultant in September at $1.20 to $2.20 for services rendered through September 2004	12,728	13	16,896	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	30,000	30	35,970	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Accrued deferred compensation in August 2004 to a consultant for 10,000 shares at $1.00 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $1.40 to a consultant for services to be performed through October 2004	10,000	10	13,990	(14,000)	-	-	-

Shares issued in August 2004 at $1.25 per share for conversion of $30,000 demand loan	24,000	24	29,976	-	-	-	30,000

Shares issued in August 2004 at $1.60 per share to a consultant for services provided.	12,500	13	19,988	-	-	-	20,000

Shares issued to employees in September, 2004 at $1.60 to $2.50 per share	4,880	5	8,379	-	-	-	8,384

Commitment to issue 10,000 shares of stock to a consultant in September, 2004 at $2.30 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $1.25 per share, net of costs of $298,155	1,816,000	1,816	1,362,107	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October, 2004	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	490,000	490	(490)	-	-	-	-

Conversion of accounts payable to stock in October, 2004 at $1.25 per share	125,775	126	108,514	-	-	-	108,640

Value of warrants issued with accounts payable conversions in October, 2004	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October, 2004 at $1.10 per share	9,330	9	10,254	-	-	-	10,263

Forgiveness of notes payable in October, 2004	-	-	36,785	-	-	-	36,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Issuance of stock to officer and director at $1.25 per share in October, 2004 for conversion of liability	144,000	144	123,789	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities in October, 2004	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.75 to $1.25 per share in October, 2004	670,315	670	423,547	-	-	-	424,217

Value of warrants issued with conversion of debt in October, 2004	-	-	191,111	-	-	-	191,111

Conversion of Note Payable of $5,000 plus accrued interest of $71 in October, 2004	6,761	7	4,993	-	-	-	5,000

Issuance of warrants to note holders in October, 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation in December, 2004	10,000	10	34,990	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December, 2004	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable in December, 2004	-	-	124,709	-	-	-	124,709

Shares issued in error to be cancelled in December, 2004	(900)	(1)	1	-	-	-	0

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	6,242,339	$6,242	$7,979,124	$(169,986)	$-	$(7,208,027)	$607,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Issuance of 10,000 shares to officer, previously accrued in March, 2006	10,000	10	41,406	-	-	-	41,416

Value of warrants issued to members of advisory committee in March, 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	3,446	3	16,194	-	-	-	16,197

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,929	2	2,409	-	-	-	2,411

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,632	2	2,039	-	-	-	2,041

Conversion of accrued interest to common stock at $1.00 per share in May, 2006	1,345	1	1,354	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.90 per share in June 2006	500	1	450	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers in September, 2010	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued in August, 2006	415,080	415	871,250	-	-	-	871,665

Issuance of penalty warrants, previously accrued in August, 2006	-	-	182,239	-	-	-	182,239

Value of options issued to officer in September, 2006	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash in December, 2006	3,426,625	3,427	4,610,122	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising in December, 2006	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer in October, 2006	-	-	185,472	-	-	-	185,472

Value of shares issued to officer in March, 2006	-	-	32,120	-	-	-	32,120

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)
	10,804,190	$10,804	$15,619,928	$-	$5,483	$(13,285,180)	$2,351,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Common stock issued as commission for equity fund raising in January, 2007	548,260	548	4,935	-	(5,483)	-	-

Common stock issued to consultant in January 2007 at $1.50 per share	29,804	30	44,676	-	-	-	44,706

Common stock issued to consultants in January 2007 at $1.55 per share	40,000	40	61,960	-	-	-	62,000

Common stock issued to consultants in January 2007 at $1.50 per share	10,000	10	14,990	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	471,457	-	-	-	471,457

Value of options issued to employee in January 2007	-	-	5,426	-	-	-	5,426

Value of warrants issued to consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services in 2008 at $1.10 per share in November, 2007	-	-	-	-	33,000	-	33,000

Common stock to be issued for finders fee in 2008 at $1.20 per share in November, 2007	-	-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)
	11,432,254	$11,432	$18,005,332	$-	$153,000	$(18,749,138)	$(579,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Common stock issued for consulting services previously accrued in November, 2007	30,000	30	32,970	-	(33,000)	-	-

Common stock issued for finders fee previously accrued in November, 2007	100,000	100	119,900	-	(120,000)	-	-

Common stock to be issued for interest payment at $0.488 per share in March, 2008	-	-	-	-	19,276		19,276

Value of warrants issued to consultant in April 2007	-	-	38,599	-	-	-	38,599

Value of warrants issued pursuant to convertible debt agreement in January, 2008	-	-	226,754	-	-	-	226,754

Value of options issued to advisory board in March, 2008	-	-	3,729	-	-	-	3,729

Value of options issued to employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to consultants in July 2007	-	-	3,497	-	-	-	3,497

Loss for the three months ended March 31, 2008	-	-	-	-	-	(1,223,234)	(1,223,234)
	11,562,254	$11,562	$18,432,138	$-	$19,276	$(19,972,372)	$(1,509,396)
Common stock issued for interest payment at $0.488 per share in March, 2008	39,500	40	19,237	-	(19,276)	-	-

Common stock to be issued for interest payment at $0.699 per share in June, 2008	-	-	-	-	19,726		19,726

Common stock to be issued for interest payment at $0.699 per share in June, 2008	-	-	-	-	1,972		1,972

Common stock subscribed pursuant to the exercise of warrants at $0.375 per share in June, 2008	-	-	-	-	7,500	-	7,500

Value of options issued to employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to consultants in July 2007	-	-	3,497	-	-	-	3,497

Value of options issued to employees in March 2008	-	-	1,220	-	-	-	1,220

Value of options issued to a Director in March 2008	-	-	19,625	-	-	-	19,625

Value of warrants issued to consultant in April 2007, cancelled per agreement	-	-	(38,599)	-	-	-	(38,599)

Loss for the three months ended June 30, 2008	-	-	-	-	-	(892,660)	(892,660)
	11,601,754	$11,602	$18,438,475	$-	$29,198	$(20,865,032)	$(2,385,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
(Continued)

Common stock issued for interest payment at $0.699 per share in June, 2008	28,220	28	19,698	-	(19,726)	-	-

Common stock issued for interest payment at $0.699 per share in June, 2008	2,822	3	1,969	-	(1,972)	-	-

Common stock issued for interest payment at $0.33032 per share in August, 2008	95,825	96	31,557	-	-	-	31,653

Common stock issued for interest payment at $0.33032 per share in August, 2008	2,228	2	734	-	-	-	736

Common stock issued for interest payment at $0.33032 per share in August, 2008	124,794	125	41,097	-	-	-	41,222

Common stock issued for pre-payment of interest payment at $0.33032 per share in August, 2008	162,721	163	53,587	-	-	-	53,750

Common stock issued for pre-payment of interest payment at $0.33032 per share in August, 2008	3,785	4	1,246	-	-	-	1,250

Common stock issued for pre-payment of interest payment at $0.33032 per share in August, 2008	211,916	212	69,788	-	-	-	70,000

Common stock issued pursuant to the exercise of warrants at $0.375 per share in June, 2008	20,000	20	7,480	-	(7,500)	-	-

Common stock issued pursuant to the exercise of warrants at $0.375 per share in July, 2008	10,000	10	3,740	-	-	-	3,750

Common stock issued for rounding due to reverse stock split in August, 2008	126	1	(1)	-	-	-	-

Common stock subscribed pursuant to agreement for capital raise in August, 2008	-	-	-	-	250,000	-	250,000

Value of options issued to employee in January 2007	-	-	1,357	-	-	-	1,357

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Adjustment to value of warrants, previously issued in January, 2008, due to decrease of exercise price	-	-	60,092	-	-	-	60,092

Value of warrants issued in August, 2008 pursuant to convertible debt agreement	-	-	286,846	-	-	-	286,846

Value of warrants issued in August, 2008 pursuant to convertible debt agreement	-	-	427,628	-	-	-	427,628

Value of warrants issued in August, 2008 pursuant to convertible debt agreement	-	-	9,946	-	-	-	9,946

Value of warrants issued in August, 2008 pursuant to convertible debt agreement	-	-	556,949	-	-	-	556,949

Loss for the three months ended September 30, 2008	-	-	-	-	-	(2,013,763)	(2,013,763)

Balance at September 30, 2008	12,264,191	$12,265	$20,012,432	$-	$250,000	$(22,878,795)	$(2,604,098)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to September 30, 2008
(Unaudited)

	For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2008	2007	September 30, 2008
Net loss	$(4,129,657)	$(4,415,230)	$(22,878,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	313,383	2,292,390	7,121,742
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	-	-	156,407
Amortization of discount on notes payable	113,766	-	1,120,701
Depreciation and amortization	12,227	9,303	64,742
Changes in operating assets and liabilities:
Amortization of cash held in escrow	78,125	-	78,125
Deposits	-	-	(4,868)
Prepaid services and other assets	(86,570)	43,978	(128,520)
Accounts payable and accrued expenses	(37,791)	248,557	1,140,572
Salary advance	1,420	(1,500)	(606)

Net cash used in operating activities	(3,735,098)	(1,822,502)	(12,185,078)

Cash flows from investing activities:
Acquisition of property and equipment	(15,048)	(7,614)	(80,477)

Net cash used in investing activities	(15,048)	(7,614)	(80,477)

Cash flows from financing activities:
Proceeds from notes payable	7,818,889	-	9,772,264
Principal payments on notes payable and demand loans	-	(50,000)	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	11,250	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by (used in) financing activities	7,830,139	(50,000)	16,566,668

Net increase (decrease) in cash and cash equivalents	4,079,993	(1,880,116)	4,301,113

Cash and cash equivalents at beginning of period	221,120	2,752,103	-

Cash and cash equivalents at end of period	$4,301,113	$871,987	$4,301,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007,
And For the Period of Inception (October 30, 2002) to September 30, 2008
(Unaudited)
 (continued)

	For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2008	2007	September 30, 2008
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$40,998	$9,737	$127,051

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$-	$77,000	$3,210,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$114,585	$-	$150,585

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$63,383	$2,215,390	$3,441,875

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$-	$41,416

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$44,706	$44,706

Stock issued as commission for equity fund raising	$120,000	$5,483	$125,483

Value of warrants issued for financing	$1,568,215	$-	$1,568,215

Common stock issued for prepaid interest payment	$125,000	$-	$125,000

Shares to be issued to an officer	$250,000	$-	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 10-KSB and as amended on September 25, 2008.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Radilex and Viprovex, the Company’s potential drug candidates, have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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
SEPTEMBER 30, 2008
(Unaudited)

Note 1 - Summary Of Accounting Policies (continued)

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

A summary of option activity under the Company’s stock option plan as of September 30, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,601,421	$2.92
Issued	39,747	1.21
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2008	1,641,168	$2.88

Non-vested at September 30, 2008	2,000	$1.09
Exercisable at September 30, 2008	1,639,168	$2.88

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.60 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2008, total unrecognized stock-based compensation expense related to stock options was $1,845. The total fair value of options vested during the three and nine months ended September 30, 2008 was $1,601 and $35,881, respectively.

Interim financial statements

The accompanying balance sheet as of September 30, 2008, the statements of operations for the three and nine months ended September 30, 2008 and 2007, and for the period of inception (October 30, 2002) to September 30, 2008, and the statements of cash flows for nine months ended September 30, 2008 and 2007, and from the period of inception (October 30, 2002) to September 30, 2008 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 1 - Summary Of Accounting Policies (continued)

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

Prepaid services and other current assets

Prepaid services and other current assets consist of the following:

	September 30, 2008	December 31, 2007
Prepaid insurance	$2,421	$29,502
Prepaid expenses	15,820	55,189
	$18,241	$84,691

Salary Advance

The Company has made an advance of salary to one employee in the amount of $606 and $2,025 as of September 30, 2008 and December 31, 2007, respectively.

Deposits and other assets

Deposits consist of a deposit on leased office space in the amount of $7,648 and $7,128 as of September 30, 2008 and December 31, 2007, respectively.

Other assets as of September 30, 2008 consist of the prepayment of interest in the amount of $125,000 for the last quarter of the term of three convertible notes sold in the period.  An aggregate of 378,421 shares (post reverse-split) of common stock was issued to the note holders for the prepayment of interest.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 1 - Summary Of Accounting Policies (continued)

Restricted Cash

The Company has cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreement that was entered into in January 2008, $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period. From January 2008 until May 2008, the monthly amortization expense was $7,292. With the addition of the additional $75,000 into escrow, monthly amortization expense increased to $10,417 until January 2010 when it decreases to $3,125 until May 2010. As of September 30, 2008, a total of $78,125 of amortization expense was recognized, resulting in a balance in the restricted cash escrow account of $171,875.

Note 2 – Furniture and equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Furniture	7 years

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $12,227 and $9,303, respectively. The amount depreciated from the date of inception (October 30, 2002) through September 30, 2008 was $64,742.  The Company’s furniture and equipment consists of the following:

	September 30, 2008	December 31, 2007
Office Equipment	$49,907	$59,282
Office furniture and fixtures	30,568	6,147
	80,476	65,429
Accumulated depreciation	(39,385)	(27,158)
Total	$41,091	$38,271

Note 3 - Related Party Transactions

Credit Cards

The Company has a line of credit with Bank of America for $35,000. Our Chief Executive Officer co-signs this line of credit. At September 30, 2008 the Company had an outstanding balance on the line of credit of $27,428.

The Company has an additional line of credit with Bank of America for $25,000. Our Chief Executive Officer co-signs this line of credit. At September 30, 2008 the Company had an outstanding balance on the line of credit of $22,969.

 IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 3 - Related Party Transactions (continued)

Common Stock

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares (post reverse-split) of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were not issued as of September 30, 2008 and the fair value of these shares of $250,000 has been recorded as common stock subscribed at September 30, 2008.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Accounts payable and accrued liabilities	$563,498	$852, 411
Accounts payable - shell company	34,926	34,926
Credit cards payable	50,397	36,765
Interest payable	3,215	3,215
Accrued payroll	-	2,092
State income tax payable	3,200	3,200
	$655,232	$932,609

Note 5 - Notes Payable

Restructure With Regard to Debentures Held by YA Global Investments, L.P.

On July 18, 2008 YA Global Investments, L.P. agreed to waive application of the provisions of debentures it holds pursuant to the amendment to the Company’s Certificate of Incorporation.  Further, the Company has agreed to increase the share reserve as defined in the debenture.  In addition, the Company and YA Global have agreed to amend the debentures to reduce the conversion price of the debenture from $2.00 to $1.70.

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

 Note 5 - Notes Payable (continued)

Purchase Agreement with Funds Managed by Brencourt Advisors, LLC (continued)

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 5 - Notes Payable (continued)

Purchase Agreement with Funds Managed by Brencourt Advisors, LLC (continued)

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

Waiver and Amendment of YA Global Investments, L.P. Debentures and Warrants and Issuance of Additional Warrants

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

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

 Note 5 - Notes Payable (continued)

Waiver and Amendment of YA Global Investments, L.P. Debentures and Warrants and Issuance of Additional Warrants (continued)

In addition, the Company and YA Global agreed to amend the YA Warrants to adjust the exercise price of the warrants to $2.00 (the “YA Warrant Amendment”) and to reduce the YA Warrant Shares to 750,000 pursuant to the terms of the YA Warrants as a result of the Company’s 1 for 10 reverse stock split.  The Company also agreed to issue to YA Global additional warrants to purchase an additional 750,000 shares of Common Stock on or before December 31, 2012 (the “Expiration Date”) at an exercise price of $2.00, subject to adjustment (the “YA Additional Warrants”).  Holders of the YA Additional Warrants are limited in their right to exercise the YA Additional Warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise, except within 60 days of the Expiration Date.  The YA Additional Warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

Note Issued To YA Global Investments, L.P. For Accrued Interest

On September 30, 2008, per the terms of the amended Securities Purchase Agreement with YA Global Investments, L.P. the Company issued a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $70,424.66 in interest accrued during the three months ended September 30, 2008, net of a credit of $1,536.12 to adjust interest payments that were made through June 30, 2008.

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

In June 2008, the Company agreed to issue 28,220 shares (post reverse-split) of common stock to a note holder for accrued interest in the amount of $19,726.  These shares were not issued as of June 30, 2008 and the fair value of these shares of $19,726 has been recorded as common stock subscribed at June 30, 2008.  During the three months ended September 30, 2008, the Company issued the 28,220 shares (post reverse-split) of common stock.

In June 2008, the Company agreed to issue 2,822 shares (post reverse-split) of common stock to a note holder for accrued interest in the amount of $1,972.  These shares were not issued as of June 30, 2008 and the fair value of these shares of $1,972 has been recorded as common stock subscribed at June 30, 2008. During the three months ended September 30, 2008, the Company issued the 2,822 shares (post reverse-split) of common stock.

In July 2008, the Company issued an aggregate of 30,000 (post reverse-split) shares of common stock at $0.375 per share for the exercise of warrants by five investors.

In August 2008, the Company issued an aggregate of 222,848 shares (post reverse-split) of common stock to note holders for prepayment of interest for the for the period ended September 30, 2008 in the amount of $73,611.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 6 – Equity (continued)

Common stock (continued)

In August 2008, the Company issued an aggregate of 378,421 shares (post reverse-split) of common stock to note holders for prepayment of interest for the last quarter of the term of the notes in the amount of $125,000.

In August 2008, the Company issued 126 shares (post reverse-split) of common stock to investors for rounding associated with the 1-for-10 reverse stock split of its common stock on July 10, 2008.

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares (post reverse-split) of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were not issued as of September 30, 2008 and the fair value of these shares of $250,000 has been recorded as common stock subscribed at September 30, 2008.

Warrants

In January 2008, the Company issued warrants to purchase 750,000 shares (post reverse-split) of common stock pursuant to a financing agreement. These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754.  In August 2008, the Company and YA Global agreed to amend the YA Warrants to adjust the exercise price of the warrants to $2.00 and to reduce the YA Warrant Shares to 750,000 pursuant to the terms of the YA Warrants as a result of the Company’s 1 for 10 reverse stock split, thereby increasing the value of the warrants by $60,092.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of September 30, 2008, the remaining discount to the convertible notes payable is $226,013.

In August 2008, the Company and YA Global agreed to issue to YA Global warrants to purchase an additional 750,000 shares (post reverse-split) of Common Stock on or before December 31, 2012 at an exercise price of $2.00, subject to adjustment.  Holders of the YA Additional Warrants are limited in their right to exercise the YA Additional Warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise, except within 60 days of the expiration date.  These warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $286,846.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of September 30, 2008, the remaining discount to the convertible notes payable is $267,064.

In August 2008, the Company issued warrants to purchase 1,075,000 shares (post reverse-split) of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $427,628.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of September 30, 2008, the remaining discount to the convertible notes payable is $413,374.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 6 – Equity (continued)

Warrants (continued)

In August 2008, the Company issued warrants to purchase 25,000 shares (post reverse-split) of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $9,946.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of September 30, 2008, the remaining discount to the convertible notes payable is $9,614.

In August 2008, the Company issued warrants to purchase 1,400,000 shares (post reverse-split) of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $556,949.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of September 30, 2008, the remaining discount to the convertible notes payable is $538,384.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	19,080	0.82	$0.50-1.00	19,080	0.82
1.25-2.20	4,160,573	4.84	1.25-2.20	4,160,573	4.84
2.30-5.60	2,836,118	2.39	2.30-5.60	2,836,118	2.39
10.00	58,811	0.24	10.00	58,811	0.24
20.00	655	0.82	20.00	655	0.82
	7,075,237	3.81		7,075,237	3.81

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 6 – Equity (continued)

Warrants (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2007	3,516,064	$3.60
Granted	750,000	2.50
Exercised	-	-
Cancelled or expired	(33,268)	4.27
Outstanding at March 31, 2008	4,232,796	$3.43
Granted	-	-
Exercised	(20,000)	0.38
Cancelled or expired	(343,959)	3.12
Outstanding at June 30, 2008	3,868,837	$3.75
Granted	3,250,000	2.00
Exercised	(10,000)	0.38
Cancelled or expired	(33,600)	2.06
Outstanding at September 30, 2008	7,075,237	2.71

 The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.50 to 4.25%	4.75%
Expected stock price volatility	82.54 to 122.88%	87.71%
Expected dividend payout	-	-
Expected warrant life-years	3 to 5.5	3 to 5

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 6 – Equity (continued)

Options

In January 2007, per the terms of an employment agreement the Company issued options to purchase 10,000 shares (post reverse-split) of common stock to an employee. The options vest over the two-year term of the contract.  The Company valued these options at $10,852.  The amount will be charged to operations as the options vest.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.60-2.20	1,408,000	7.01	$0.60-2.20	1,406,000	7.01
2.30-2.50	201,444	2.77	2.30-2.50	201,444	2.77
3.10	100	2.20	3.10	100	2.20
3.30	10,303	1.89	3.30	10,303	1.89
4.40	15,000	1.75	4.40	15,000	1.75
250.00	6,321	1.50	250.00	6,321	1.50
	1,641,168			1,639,168

Options not vested are not exercisable.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 6 – Equity (continued)

Options (continued)

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1,601,421	$2.92
Granted	39,747	1.21
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2008	1,641,168	$2.88
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2008	1,641,168	$2.88
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 31, 2008	1,641,168	$2.88

Non-vested at September 30, 2008	2,000	$1.09
Exercisable September 30, 2008	1,639,168	$2.88

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors," "Business" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. All statements other than historical facts contained in this report, including statements regarding our future financial position and revenues, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and as amended on September 25, 2008.

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

Results of Operations for the Three Month Periods Ended September 30, 2008 and September 30, 2007

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

Sales, General, and Administrative Expenses

SG&A expenses were $1,776,708 for the three months ended September 30, 2008, a decrease of $671,074 or approximately 27% compared to SG&A expenses of $2,447,782 during the three months ended September 30, 2007.  Higher costs for research and development, legal and accounting and, payroll and related expenses and were offset by lower costs for non-cash compensation. For the three months ended September 30, 2008, SG&A expenses consisted primarily of research and development costs of $361,773, payroll and related expenses of $479,299, inclusive of an incentive bonus of $209,250 in cash for Michael K. Wilhelm, our Chief Executive Officer per the terms of his employment agreement, legal and accounting fees of $326,560, non-cash compensation costs of $251,601, consulting and professional fees of $128,710, and travel and entertainment expenses of $57,496.

The Company expects SG&A to increase during the coming twelve months as we continue to build out the Company's infrastructure and to develop the Company's potential drugs and therapeutics.

Financing Cost

Financing costs were $31,250 for the three months ended September 30, 2008, a 100% increase compared to financing costs of $0 during the three months ended September 30, 2007.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Advisors, L.P. that were entered into in January 2008 and June 2008, $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.

The Company expects no significant increase to financing costs in the fourth quarter of 2008.

Interest Expense (net)

Interest expense (net) was $205,805 for the three months ended September 30, 2008; an increase of $216,026 or approximately 2,114% compared to interest income of $10,221 for the three months ended September 30, 2007. Interest expense increased during the three months ended September 30, 2008 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. on June 12, 2008, and, interest costs relating to the securities purchase agreement with Brencourt Advisors, LLC on August 8, 2008.

The Company expects no significant increase to interest expense in the fourth quarter of 2008.

Net Loss

For the reasons stated above our net loss for the three months ended September 30, 2008 was $2,013,763 or $0.17 per share (post reverse-split), a decrease of $425,012 or approximately 17% compared to a net loss of $2,438,775 for the three months ended September 30, 2007.

Results of Operations for the Nine Month Periods Ended September 30, 2008 and September 30, 2007

Revenue

We have not generated any revenues from operations from our inception.

Sales, General, and Administrative Expenses

SG&A expenses were $3,671,252 for the nine months ended September 30, 2008, a decrease of $723,836 or approximately 18% compared to SG&A expenses of $4,463,800 during the nine months ended September 30, 2007.  Higher costs for research and development, payroll and related expenses and legal and accounting fees were offset by lower costs for non-cash compensation. For the nine months ended September 30, 2008, SG&A expenses consisted primarily of research and development costs of $788,145, payroll and related expenses of $1,097,209, inclusive of an incentive bonus of $304,200 in cash for Michael K. Wilhelm, our Chief Executive Officer. per the terms of his employment agreement, legal and accounting fees of $671,463, consulting and professional fees of $302,065, non-cash compensation costs of $313,383,  travel and entertainment expenses of $149,457 inclusive of costs relating to the annual shareholders’ meeting and facilities expenses of $96,919.

Financing Cost

Financing costs were $148,125 for the nine months ended September 30, 2008, a 100% increase compared to financing costs of $0 during the nine months ended September 30, 2007.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Advisors, L.P. that were entered into in January 2008 and June 2008, $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.

The Company expects no significant increase to financing costs in the fourth quarter of 2008.

Interest Expense (net)

Interest expense (net) was $310,280 for the nine months ended September 30, 2008, an increase of $368,179 or approximately 636% compared to interest income of $57,899 for the nine months ended September 30, 2007. Interest expense increased during the nine months ended September 30, 2008 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008 and a subsequent securities purchase agreement with YA Global Investments on June 12, 2008 and, interest costs relating to the securities purchase agreement with Brencourt Advisors, LLC on August 8, 2008.

Net Loss

For the reasons stated above our net loss for the nine months ended September 30, 2008 was $4,129,657 or $0.35 per share, a decrease of $285,573 or approximately 6% compared to a net loss of $4,415,230 for the nine months ended September 30, 2007.

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

Product Research and Development

We incurred expenses of $788,145 for the nine months ended September 30, 2008 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $322,544 for the nine months ended September 30, 2007. From our inception in October 2002, we have spent $2,356,331 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through September 30, 2008, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, we had current assets of $4,491,835 consisting of cash of $4,301,113 and other current assets of $190,722. At September 30, 2008, we also had current liabilities of $655,232, consisting of accounts payable of $627,436 and accrued liabilities of $27,796. This resulted in net working capital at September 30, 2008 of $3,836,603. During the nine months ended September 30, 2008, the Company used cash in operating activities of $3,735,098. From the date of inception (October 30, 2002) to September 30, 2008, the Company has had a net loss of $22,878,795 and has used cash of $12,185,078 in operating activities. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, and equity based compensation to stockholders for the penalty incurred for the late registration of shares.

We currently have no revenue. There is no guarantee that our business model will be successful, or that we will be able to generate sufficient revenue to fund future operations. As a result, we expect our operations to continue to use net cash, and that we will be required to seek additional debt or equity financings during the coming quarters. Since inception, we have financed our operations through debt and equity financing. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of our product line. We met our cash requirements from our inception through September, 2008 via the private placement of $7,873,451 of our common stock and $8,677,517 from the issuance of notes payable, net of repayments.

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

We executed a new two-year employment agreement with Mr. Fermanis on January 1, 2008, pursuant to which we will pay Mr. Fermanis an annual base salary of $130,000 for the first year and $140,000 for the second year of the agreement.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The two-year employment agreement is subject to early termination provisions.  The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and upon 15 days written notice without cause.  Mr. Fermanis may terminate the employment agreement for any reason with 30 days written notice.  Upon termination of Mr. Fermanis’ employment by the Company without cause or by constructive termination, as defined in the employment agreement, the Company agrees to pay to Mr. Fermanis the remainder of his salary for the year in which he is terminated or six months salary, whichever is greater, and any accrued vacation.

Pursuant to our two-year employment agreement with Hal N. Siegel, our Vice President and Chief Scientific Officer, dated October 23, 2006, we will pay Dr. Siegel an annual base salary of $200,000 for the first year and $210,000 for the second year of the agreement.  Dr. Siegel is also eligible for discretionary bonuses under our stock option plan during his employment. In addition, Dr. Siegel received options with a term of five years to purchase 20,000 shares of our Common Stock. The options are exercisable at $2.00 per share. The two-year employment agreement is subject to early termination provisions. Upon termination of Dr. Siegel's employment by us without cause or constructive termination, as defined in the agreement, we agreed to pay to Dr. Siegel the remainder of his salary for the year in which he is terminated or six months salary, whichever is greater, and any accrued vacation. In addition, we entered into a change of control agreement with Dr. Siegel.  Pursuant to the terms of the change of control agreement, we agreed to pay Dr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Dr. Siegel's employment by us without cause or due to constructive termination at any time within one-year of a change of control event, as defined in the agreement.  A new employment agreement with Dr. Siegel is currently being negotiated and is expected to be finalized in the forth quarter of 2008.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2004 to September 30, 2008, we were able to obtain financing of $16,566,668, including a series of private placements of our securities which resulted in net proceeds to us of $7,873,451 and $8,677,517 from the sale of notes payable, net of repayments. The notes payable include a transaction in January 2008 where we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,825,000; a transaction in June 2008 where we sold $1 million in secured convertible debentures which resulted in net proceeds to us of $925,000; and, on August 8, 2008 we sold $5 million in secured convertible debentures which resulted in net proceeds to us of $4,975,000. Based on our current plan of operations all of our current funding is expected to be depleted by the end of August 2009.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarters ended September 30, 2008 and 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended September 30, 2008, we have relied primarily on the services of outside consultants for services. As of September 30, 2008 we had ten total employees: seven full-time employees, two part-time employees and one contract employee. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice President and Chief Scientific Officer, a Science Director, two scientific program managers; and two employees who serve in administrative roles. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months.

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

We describe our significant accounting policies in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and or Plan of Operation in the Form 10-KSB.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2007 with the SEC on March 31, 2008 and as amended on September 25, 2008.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been fully remediated as of September 30, 2008, we have concluded that as of September 30, 2008, our disclosure controls and procedures were ineffective.

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

In first nine months of 2008 we took various steps to remediate the deficiencies that gave rise to this material weakness.  We formed an audit committee in June 2008.  Additionally, in the quarter ended June 30, 2008, we restructured our existing personnel in order to create a full-time equivalent position in our accounting and analysis processes.  We also took other measures, including evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls and using an external consultant to review our control procedures to assure compliance and enhancement, as needed, to existing controls, to remediate the material weakness.  During the third quarter we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of September 30, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Except as set forth below, there have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-KSB as of and for the year ended December 31, 2007 with the SEC on March 31, 2008.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  While currently these conditions have not impaired our ability to finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations, including our research and development activities.  Without sufficient liquidity, we may be forced to curtail our operations and research and development activities thus potentially lengthening our timeline for regulatory submissions and potential revenues.  Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business.  As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Restricted Shares of Common Stock for Accrued Interest

On July 2, 2008 we issued 28,220 shares (post reverse split) of common stock to YA Global Investments, L.P. (“YA Global”), who is an accredited investor, for accrued interest on a $2 million convertible debenture through June 30, 2008 of $19,726. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 2, 2008 we issued 2,822 shares (post reverse split) of common stock to YA Global, who is an accredited investor, for accrued interest on a $1 million convertible debenture through June 30, 2008 of $1,973. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Convertible Debentures Sold For Accrued Interest

On September 30, 2008, we sold a 0% interest convertible debenture to YA Global, who is an accredited investor, per the terms of a securities purchase agreement.  The debentures have a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $70,424.66 in interest accrued during the three months ended September 30, 2008, net of a credit of $1,536.12 to adjust interest payments that were made through June 30, 2008.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuances to Certain Funds Managed by Brencourt Advisors, LLC

In August 2008, the Company issued an aggregate of 222,847 shares (post reverse-split) of common stock to three note holders, who are accredited investors, for prepayment of interest for the for the period ended September 30, 2008 in the amount of $73,611. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In August 2008, the Company issued an aggregate of 378,421 shares (post reverse-split) of common stock to three note holders, who are accredited investors, for prepayment of interest for the last quarter of the term of the notes in the amount of $125,000. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Exercise of Warrants

In July 2008, the Company issued an aggregate of 30,000 shares (post reverse-split) of common stock at $0.375 per share for the exercise of warrants by five investors, who are all accredited investors.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuance of Restricted Common Shares to CEO

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares (post reverse-split) of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares have not been issued as of September 30, 2008.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2008.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer