Form 10-K
period 2008-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2009-03-31
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 33-05384

IR BIOSCIENCES HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	13-3301899
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8777 E. Via de Ventura, Suite 280, Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 922-3926
(Issuer's Telephone Number, including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $ 0.001 PAR VALUE PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2008 (based on the average of the bid and asked prices as reported by the FINRA OTC Bulletin Board as of that date) was approximately $8,809,048.

The registrant had 13,097,525 shares of common stock, par value $0.001 per share, outstanding as of March 24, 2009.

Documents Incorporated by reference: The information required by Part III of Form 10-K incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

IRBIOSCIENCES HOLDINGS INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Form 10-K, regarding, among other matters:

•	our limited cash resources, lack of revenues and expectation to continue to incur substantial losses for the foreseeable future;

•	the substantial doubt about our ability to continue as a going concern as raised by our independent auditors;

•	our need for substantial additional funding;

•	adverse general economic and financial market conditions;

•	our dependence on our potential drug candidate, Homspera;

•	uncertainty as to if we will be successful, if ever, in developing a product and receiving regulatory approval;

•	our ability to protect our proprietary technology and potential costs involved;

•	our dependence on our officers and key employees;

•	our potential inability to repurchase our secured convertible notes;

•	the conversion of our outstanding convertible notes would be dilutive and would adversely affect the market price of our common stock;

•	the volatility of the price of our equity securities; and

•	other factors referenced in this annual report on Form 10-K and other reports.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this annual report on Form 10-K, and the documents that we reference in this Form 10-K and have filed as exhibits with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E. Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

We maintain a corporate Web site at www.immuneregen.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC free of charge at our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our Web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained on this Web site.

PART I

When we use the terms “IR BioSciences,” “we,” “us,” “our,” and “the company,” we mean IR BioSciences Holdings, Inc. a Delaware corporation, and its subsidiaries. Our principal subsidiary is our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc. (“ImmuneRegen”).

ITEM 1  DESCRIPTION OF BUSINESS

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

Our current focus is to develop Homspera for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells.  It is the belief of our management that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious diseases using Homspera derivatives Radilex and Viprovex, respectively, which are described below.  Recent studies have evaluated the effects of Homspera on human adult stem cell activity.  Additionally, ongoing studies are being performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds. One aspect of this evaluation is to consider the impact of Homspera on the mechanisms and pathology of fibrosis, which is associated with scar formation, pulmonary injury and can occur following exposure to ionizing radiation (gamma rays or x-rays).

We are researching Radilex for use as a potential treatment for acute exposure to radiation. We believe that a commercial market may exist for the use of Radilex as it relates to the amelioration of certain side effects of cancer treatments, whether chemotherapy or radiotherapy. Further, we believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement into the Strategic National Stockpile for potential use following radiological or nuclear threats.

We are researching Viprovex for potential use in treatments of exposure to biological agents, such as infectious diseases, which include influenza and anthrax. We believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or as an adjuvant to other existing drugs. We believe that Viprovex, if adequately developed, may be used in potential applications for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, ongoing studies are being performed to evaluate the efficacy of Viprovex as a vaccine adjuvant to enhance immune response to a given dose of vaccine for either prophylactic protection, such as influenza, or therapy, such as cancer.  Based on early studies on Homspera and existing literature on Substance P, we are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin.

To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome (PIND 63,255) and the other for the potential use of Viprovex in the treatment of avian influenza (PIND 73,709). We have evaluated and/or contracted with a number of FDA regulatory consultants to assist us in our preparation and submission of an Investigational New Drug application (IND), a necessary prerequisite to human clinical studies, which can only follow after the FDA’s allowance of our IND.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  We presently own approximately eight issued patents, including two issued U.S. patents and six issued foreign patents, one of which has been registered in nine countries in the European Union. We also have approximately 64 pending patent applications, including approximately 17 pending U.S. utility patent applications, 1 pending U.S. provisional application, 6 pending international patent applications, and approximately 40 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

Our potential drug candidates, Homspera, Radilex and Viprovex, are at pre-clinical stages of development and may not be shown to be safe or effective in humans and may never receive regulatory approval. Neither Homspera, Radilex nor Viprovex have been tested in humans. There is no guarantee that regulatory authorities will ever permit human testing of Homspera, Radilex, Viprovex or any other potential products derived from Homspera. Even if such testing is permitted, neither Homspera, Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective in humans.

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

SUBSTANCE P AND HOMSPERA™

Our patents, patent applications and continued research relate to Substance P and related substances. Substance P is found in the body and performs a large number of actions. Substance P analogues are structural derivatives with slight chemical differences from Substance P.  One of these analogues of Substance P, which we have termed Homspera, is the basis for our research and development of potential drug candidates.

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

Homspera

Within a few years following the discovery of the amino acid sequence of Substance P, numerous synthetic analogues were being produced in an attempt to better understand how the structure and function of the molecule were related. One particular analogue was produced by replacing the amino acid glycine (Gly) with Sarcosine (Sar or N-methyl glycine) at the ninth position and the introduction of oxidized methionine (Met(O2)) in place of methionine (Met) at the eleventh position. The resulting peptide, still 11 amino acids long, but with a slightly higher molecular weight, was thus termed Sar9, Met (O2)11-Substance P. The amino acid sequence for this molecule, which we call Homspera, is presented below:

Arg-Pro-Lys-Pro-Gln-Gln-Phe-Phe-Sar-Leu-Met(O2)-NH2.

These specific chemical alterations are presumably responsible for the different physiological actions of Homspera versus endogenous Substance P. In fact, Sar9, Met (O2)11-Substance P was first synthesized in an attempt to make chemicals that had specific distinctions in their activity from that of the parent Substance P molecule.

Homspera, or Sar9, Met (O2)11-Substance P, differs from Substance P in at least two ways. Homspera is reported to be active at only the NK1 receptor, and to be more resistant to the enzymes that break down Substance P, thereby terminating its action. Thus Sar9, Met (O2)11-Substance P is both more specific than Substance P, and less prone to degradation.

Applications

Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development of the potential drug candidate Homspera and its derivatives, Radilex and Viprovex. We believe that studies indicate that activities of Homspera may potentially be open to commercialization in areas such as human stem cell stimulation, immune stimulation and anti-infective activity, vaccine adjuvancy, and wound healing. Our goals include developing these potential drug candidates to meet the commercial need for beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments as well as in wound healing and as cancer chemo- and/or radiotherapy co-treatments, and also to be used as possible countermeasures for related homeland security threats including radiological, chemical and biological agents.

We use the trade names Radilex and Viprovex to differentiate the derivatives of Homspera. The active ingredient, Homspera, is chemically equivalent in both Radilex and Viprovex; however, since both Radilex and Viprovex are to be used in differing potential applications and have distinct indications for use, we anticipate several formulations in the future that will support appropriate (and possibly different) modes of administration. For this reason, we have created the trade names to more easily differentiate the potential formulations and applications with respect to their development and potential future market opportunities.

The initial pre-clinical applications we are researching include: (i) stem cell activity/immune system strengthening (Homspera); (ii) wound healing (Homspera); (iii) treating the effects on the body caused by exposure to radiation (Radilex); (iv) treating the effects on the body caused by infectious disease and harmful biological materials (Viprovex); (v) vaccine adjuvants (Viprovex); and (vi) treating the effects on the body caused by exposure to harmful chemical agents (Viprovex). In addition to these six potential applications, we continue to explore the potential capabilities of Homspera and strive to better understand the mechanisms of this compound in order to further our development efforts with regard to not only our current application research, but also potential future applications.

All our product candidates are in the pre-clinical stage of development. They have only been introduced to the FDA via the pre-IND filings, submissions to which the FDA offers no judgment thereon. To date we have been issued two Pre-Investigational New Drug (PIND) numbers by the FDA, one for the potential use of Radilex in the treatment of acute radiation syndrome (PIND 63,255) and the other for the potential use of Viprovex in the treatment of avian influenza (PIND 73,709). The table below illustrates our current product candidates and their current stages of development within the FDA approval process.

Product Candidate	Discovery	Pre-Clinical	Advanced Pre-Clinical	IND	Phase I	Phase II	Phase III
Homspera
Immune/Stem Cell Stimulant	X	X	X
Wound Healing	X	X	X

Radilex
Radiation Damage	X	X

Viprovex
Infectious Disease	X	X
Vaccine Adjuvant	X
Chemical Agents	X

The preliminary results of our pre-clinical studies using Homspera, Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Furthermore, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

HOMSPERA®

In the early studies with the Air Force Office of Scientific Research, it was observed that the exposure of animals to JP-8 jet fuel resulted in pathological changes in the lungs and immune systems of those exposed. Homspera was administered to the test animals after prolonged exposure to the jet fuel. Based on the results of these studies, we believe that the administration of Homspera prevented some of the harmful effects of the jet fuel exposure in the lungs of the test animals, as well as had a positive effect on the animals’ immune systems. However, there is no guarantee that our interpretation of the results of these studies will prove to be accurate after further testing.

Because of the results in other potential indications like radiation and infectious disease, which suggest a role for Homspera in stimulating the immune system, we are performing studies utilizing Homspera in applications with adult stem cells.

Adult Stem Cells

Adult stem cells are undifferentiated cells that have the ability to differentiate and mature into more than one cell type.  The ability of adult stem cells to become other cells can be limited to their position in the organism’s body.  For example, there are adult stem cells found in bone marrow that are blood-forming stem cells known as hematopoietic stem cells (HSC).  Hematopoietic stem cells specifically form cells found in the blood: red blood cells, responsible for transporting oxygen and carbon dioxide; white blood cells, components of the immune system; and platelets that are involved in blood clotting.

Stem cells that are dividing or replicating are more sensitive to environmental hazards compared to cells that are in a resting state.  During radiation and other toxic exposure, dividing stem cells can suffer damage to their DNA and propagate that damage to their daughter cells, rendering them useless.  Resting stem cells are less prone to the mutations observed in dividing stem cells as they have more time to repair their DNA using built-in molecular repair systems.

We have conducted research to determine whether Homspera can trigger resting HSCs to proliferate, differentiate, and mobilize from bone marrow compartments to the peripheral circulation, thus replenishing damaged blood cells.  Research has suggested that when Homspera is given to animals before exposure to radiation, white blood cell numbers significantly decrease and are similar to irradiated controls lacking the Homspera treatment; however, when Homspera is given to animals after radiation exposure, there is an increase in white blood cell numbers over time.  Management hopes to determine whether the effects of Homspera on adult stem cells enable animals to regenerate their immune system by restoring white blood cells.

Studies were performed to evaluate the potential effects of Homspera in stimulating HSCs to differentiate into blood-cell precursors.  Study findings showed that Homspera stimulated adult HSCs to differentiate into early-stage white blood cells.  Homspera increased the number of early-stage white blood cells from controls and also produced this effect at low concentrations.  Management believes these findings suggest Homspera’s potential benefit in situations where regenerating or stimulating the immune system is desired, such as with patients undergoing chemotherapy or recovering from influenza or other infectious diseases.

We believe the results of previous influenza studies can be partly explained by Homspera’s potential ability to enhance the immune system.  In one study, Homspera treatment correlated with an increase in the survival of animals infected with influenza and co-treated with high dose Tamiflu® (Oseltamivir, Roche).  Tamiflu (oseltamivir phosphate) is an oral anti-viral drug for the treatment of uncomplicated influenza and for the prevention of influenza in adults and children aged one year and older. Approved in over 80 countries, it is the centerpiece of many governments’ plans for treating potential pandemic influenza. Additionally, there were decreased levels of virus in both the lungs and nasal passage in animals treated with Homspera.  We also see an increase in antibodies when Homspera is administered as a vaccine adjuvant to an influenza vaccine in small animals.  These results suggest a possible role for Homspera in stimulating the immune system to increase the numbers of white blood cells, thereby preparing or helping the body to identify and target invading micro-organisms or foreign particles.

Taken together, these results are consistent with our previous findings in areas such as radiation exposure, infectious diseases and vaccine adjuvant capability.  The efficacy for these indications may be attributed, at least in part, to the potential ability of Homspera to stimulate adult hematopoietic stem cells, which become the cells of the immune system.

Wound Healing

The wound healing process is a complex, multi-faceted process typically defined by three distinct phases: inflammation, proliferation, and remodeling. Different cell types, ranging from structural cells in the skin such as fibroblasts and keratinocytes (that together play a major role in forming both the cellular structure as well as supporting collagen and keratin in skin) to cells of the immune system, are crucial for each stage of wound healing.  We believe Homspera may have direct effects on a number of the cell types that are vital in each stage of the wound healing process. Additionally, we believe that Homspera’s actions on adult stem cells may play a critical role in the wound healing process as well.  Published literature regarding the role of Substance P, both endogenously-found and exogenously-applied, shows that it plays a role, via the NK1 receptor, in mobilizing adult stem cells from bone marrow and accelerating wound healing, thus suggesting that Homspera may be a wound healing therapeutic.

In addition to cell culture studies, ImmuneRegen has sponsored an in vivo wound healing study using a porcine model of full-thickness, surgically-induced wound healing.  Briefly, this study involved two Yorkshire pigs that were mechanically-wounded and each separate wound was treated immediately following wounding and every five days thereafter until the study’s end with either Homspera or with a control only containing the solvent used to dissolve the Homspera.  A full thickness wound involves the surface layer of skin (dermis) as well as the underlying tissue (epidermis).

The three phases of full thickness wound repair consist of: inflammatory, proliferative (sometimes called granulation), and remodeling.  The inflammatory phase begins within minutes of the injury and lasts approximately 3 days. During this phase, blood vessels constrict and platelets gather to stop bleeding and form clots. The exudation of serum and white blood cells into damaged tissues results in localized redness, edema, and warmth.  The proliferative phase begins with the appearance of new blood vessels and lasts from 3 to 24 days. During this phase, the vascular bed re-establishes, the area is filled with replacement granulation tissue, fibroblasts and collagen, wound contraction occurs, and the surface is repaired (epithelialization). The final stage of healing, the remodeling phase, may take more than a year depending on the depth and extent of the wound. During this phase, the collagen scar continues to reorganize and gain strength.

The studies indicated that the wounds receiving the highest dose of Homspera had healed more quickly.  A reduction in wound size was observed over the time period of days 7-24 after the wound compared to controls, representing an acceleration of the proliferative (or granulation) phase of wound healing. Wounds treated with Homspera were observed in the study to close two days sooner (26 vs. 28 days) relative to controls in one of the treated animals and 1.5 days sooner (22.5 vs. 24) relative to controls in the other treated animal.  Additional animal studies are being pursued to further elucidate the results observed in this experiment, as well as additional mechanistic information.

Our co-development relationships with BioCure, Inc. and ULURU Inc. are structured to progress to the development of a potential controlled-release Homspera wound healing product.  Stand-alone studies are also being planned to evaluate the effects of Homspera alone using these same models.

RADILEX®

All of our product candidates based on Radilex are in the pre-clinical stage of development. On January 14, 2004, we received a Pre-Investigational New Drug Application number for the use of Radilex (PIND No. 63,255) in the treatment of acute radiation syndrome.  We believe that available studies suggest Radilex may play a role in increasing an individual’s ability to overcome the effects of radiation, and, in the cases of exposure to potentially lethal radiation, to play a role in increased rates of survivability. Based on the sum of these studies, we believe that a commercial market may develop for the potential use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other treatments. Further, we believe that Radilex, if developed, could be an acceptable candidate to be marketed to governmental agencies for national distribution in the event of a significant nuclear or radiological threat.

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

These studies showed that radiation damages the immune system, thereby contributing to death. We believe that the data from these radiation studies suggest Radilex shows efficacy in treating ARS by combating neutropenia. Neutropenia is a decrease in the levels of white blood cells in the blood and is a major medical condition associated with acute exposure to radiation and is also a side-effect of many chemotherapy agents.  In exploring the potential mechanism for this result, we have identified an effect of Radilex on human adult stem cells and, more specifically, the hematopoietic, or blood-forming, stem cells.  Because these cells are stem cells, they have the ability to self-renew or become specialized and functional cells through a maturation process.  Hematopoietic stem cells can mature into red blood cells, white blood cells, or platelets, thereby providing a way to replace old or damaged cells.  Therefore, hematopoietic stem cells replenish blood cells that are damaged in the circulation of animals exposed to radiation.  In irradiated animals, Homspera treatment increased the number of white blood cells, compared to control animals that were irradiated and not treated.   Mechanistic cell culture studies have demonstrated that Homspera can stimulate the ability of hematopoietic stem cells to mature into early-stage white blood cells.  Taken together these results lead us to believe that Homspera regenerates white blood cells in the circulation of animals exposed to radiation, and can play a pivotal role in the protective effect that we believe has been identified for Radilex.

We believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation-induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other therapies. Further, we believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement.

We believe these animal studies provide support for our continued effort to research and develop Radilex to treat the effects of exposure to radiation. However, there is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

VIPROVEX®

All of our product candidates based on Viprovex are in the pre-clinical stage of development. We are researching the efficacy of Viprovex as a potential treatment, either as a stand-alone application or as co-therapeutic treatment, for exposure to various biological agents, such as infectious diseases, including influenza and anthrax. We are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents.

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

We have examined the potential of Viprovex as a vaccine adjuvant, which is to be used with other drugs.  A vaccine adjuvant improves the host’s immunological response to the vaccine antigen(s), without causing the host to stimulate an immune response against it. In studies performed under our sponsorship, we believe we have identified a potential vaccine adjuvant capability of Viprovex in a study utilizing a protein-based vaccine for highly pathogenic influenza. In one study performed in rodents, results suggested an improved host immune response to the vaccine and improved survival in animals infected with lethal H5N1 influenza of the types currently identified as pre-pandemic risks in Asian bird populations and in humans.  Additional animal studies have appear to corroborate this vaccine adjuvant activity of Viprovex, as results continued to suggest Viprovex enhances the host immune response to the vaccine administered in parallel with Viprovex.

Based on early studies on Homspera and existing literature on Substance P, we are also researching Viprovex as a potential treatment for exposure to chemical agents, such as formalin. Formalin, a highly toxic chemical that is used by the chemical industry, is a solution of formaldehyde gas dissolved in water.  A preliminary study suggested an anti-inflammatory action of Viprovex in animals exposed to formalin vapor.

If Viprovex can be developed, we believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or in conjunction with other drugs. In addition, we believe that potential applications may exist for sale to governments for the treatment of exposure to anthrax and pandemic influenza – either as stand-alone treatments or as vaccine adjuvants.

Biological Exposure Applications

Infectious Disease - Seasonal and Pandemic Influenza

We believe that results from our studies may reveal the potential ability of Viprovex to enhance flu therapies, minimize the respiratory impact of influenza infection and augment the capability of vaccination to induce a protective immune response.

In October 2003 the Air Force Office of Scientific Research sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) and Viprovex at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. We believe that these studies suggest that when mice were exposed to the irritant JP-8 jet fuel and then inoculated with the Hong Kong respiratory virus (HKV), they experienced elevated levels of inflammatory cells in their lungs. These levels were reduced in animals also treated with Viprovex. In contrast to control animals exposed to the virus, the JP-8 treated animals also treated with Viprovex did not develop the clinical symptoms of viral infection, which included increases in alveolar macrophages and neutrophils in broncho-alveolar lavage fluid.

Macrophages and neutrophils circulate in the blood and survey the body for foreign substances. When they find foreign antigens, such as viruses, they engulf and destroy them.  Neutrophils are inflammatory cells and are the most common white blood cell type.  Alveolar macrophanges and neutrophils are components of the immune system that are expressed out of the blood and into the fluid inside the lungs coating the alveoli. The alveoli, found in the respiratory zone of the lungs, are primary sites of gas exchange where blood and air exchange oxygen and carbon dioxide carried by red blood cells. The fluid is acquired and assayed by lavage (washing the lung airways with liquid) and assessing the cells and chemicals in this wash fluid. Animals treated with Viprovex also exhibited lower levels of leukotriene B4 (LTB4), a chemical released by white blood cells during an immune response, than animals not treated with Viprovex. Elevated LTB4 would attract the inflammatory cells, particularly neutrophils, which would follow infection with a virus. Electron micrographs showed healthier, normal appearing cells in the airways with no virus particles in the Viprovex-treated animals, in contrast to the HKV/JP-8 controls, suggesting, in our opinion, that Viprovex actually prevented viral replication and pathology, perhaps by stimulating the pulmonary alveolar macrophages to actively attack, engulf and destroy the virus more effectively. Without virus particles in the lungs, there would be no need to mount an immune response. Based on the results of this study, we believe that Viprovex may be potentially used to increase the ability of the body's own immune system to naturally fight off flu strains, thereby presenting the possibility that Viprovex could be used either as a stand- alone treatment or as an adjunct to a vaccine or other therapy.

On November 29, 2005 we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian influenza was issued on December 19, 2005 (PIND No. 73,709).

Subsequently, we have sponsored influenza studies conducted at Virion Systems, Inc., utilizing rodents to test the efficacy of Viprovex in treating the human influenza A/Wuhan/359/95 (H3N2), a model system for studying respiratory viruses that infect humans. We believe results demonstrated that Viprovex attenuated the symptoms of influenza by decreasing weight loss and hypothermia and also decreased viral levels in lungs and nasal passages over non-treated, infected animals. In similar studies, animals were infected with H3N2 and treated with Viprovex, the anti-viral drug Tamiflu® (oseltamivir, Roche), or both. Pulmonary inflammation was assessed by a trained histopathologist and showed, in our belief, to be inhibited by Viprovex.

In our opinion, the data acquired to date examining the effect of Viprovex on influenza infection suggests an anti-viral action occurs in the lungs and, more noticeably, in the nose. Further, in conjunction with the suggested anti-viral effect, animal weights and temperatures were normalized. Differences in cytokines, small peptide-signaling molecules released by cells of the immune system to mediate inflammation and immune responses, were also witnessed. In the opinion of management, such Viprovex-induced changes in immune response as evidenced by cytokine signals demonstrate the potential efficacy of Viprovex. Based on our results, we believe that Viprovex may show efficacy as a stand-alone drug in the treatment of influenza. Further, when used in conjunction with a neuraminidase inhibitor, currently the most effective pharmacological agents (zanamivir (Relenza®, GlaxoSmithKline) and oseltamivir (Tamiflu®, Roche)) to treat influenza by inhibiting an enzyme necessary for infectivity, Viprovex might be an effective therapeutic adjuvant, treating or mitigating the pathology associated with influenza infection.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Vaccine Adjuvant

Vaccine adjuvants are chemicals, traditionally co-administered with vaccines, which are designed not to stimulate an immune response when administered on their own but, rather improve the immune response to other, co-administered antigens.  Vaccine adjuvants are not antigens on their own. Currently, the only FDA-approved adjuvant is alum. Alum is the generic name for aluminum salts, generally aluminum hydroxide and aluminum phosphate, which were first used as adjuvants in 1926. Adjuvants in development generally consist of derivatives of nucleic acids or lipids that most typically would be found within invading micro-organisms, alone or in combination.  These micro-organism derived chemicals trigger the host’s immune system to provide a more robust response, enhancing the host’s ability to fight off infection by the micro-organism.

Results from studies in animals suggest that Viprovex may have potential value as a vaccine adjuvant.

Under a co-development agreement with GenPhar, Inc., Viprovex was evaluated for adjuvant activity in combination with GenPhar’s pandemic influenza vaccines in a murine model of vaccination and virus challenge. In this model, mice were vaccinated with GenPhar’s proprietary avian influenza vaccines against Spanish flu or avian flu and challenged by exposure to highly pathogenic Spanish or avian flu viruses at concentrations that ordinarily would be lethal to the mice. The Viprovex-adjuvanted vaccine resulted in an approximate 300% increase of influenza virus antibody levels in animals evaluated for Spanish-flu proteins and roughly a 50% increase in animals evaluated for Avian flu proteins.  This adjuvant activity correlated with the animals’ enhanced survival after intranasal challenge with highly pathogenic avian (H5N1) influenza, because while no unimmunized animals survived challenge, 33% of the Spanish flu-vaccinated animals survived challenge, while 100% of Spanish flu-vaccinated mice that received Viprovex survived.

Studies sponsored by us have also shown enhanced immune responses to antigens co-administered subcutaneously with Viprovex. This adjuvant activity on co-administration is the more typical route for currently administered adjuvants, which are included in vaccines and are administered with a single, usually intramuscular, injection. These findings suggest additional mechanisms may be invoked by Viprovex, perhaps including direct, receptor-mediated stimulation of the antigen-presenting cells of the immune system. A combination of increasing immune cell number and directly enhancing immune cell activity could underlie Viprovex’s effectiveness as a vaccine adjuvant.

Additional studies conducted with Viprovex in cell culture have shown an increased immune response to vaccine components, as the vaccine adjuvant increased immune responses to vaccine components. Additionally, the anti-anthrax activity reported by Viprovex is similarly consistent with activation of components of innate immunity that have been reported to have anti-anthrax activity, such as defensins, small peptides found in immune cells that help destroy invading bacteria.

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

We signed a Material Transfer Agreement with VaxGen, Inc. in August of 2007 with the intention of receiving the pharmaceutically active ingredient of VaxGen’s anthrax vaccine candidate to be tested in combination with Viprovex. When VaxGen ceased actively developing this product (rPA102) in 2007, we began discussions with alternative manufacturers of anthrax vaccine candidates. We believe such materials can be acquired for testing with Viprovex although in light of ongoing studies and uncertainties in governmental procurement activities for an anthrax treatment, we have not made this a Company priority.

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

Other Infectious Diseases

Melioidosis, also called Whitmore's disease, is an infectious disease caused by the bacterium Burkholderia pseudomallei, and is endemic to Southeast Asia and is seen in the South Pacific, Africa, India, and the Middle East as well. The causative agent, Burkholderia pseudomallei can be transmitted from animals to man as well as from person to person. The bacteria can be found in contaminated water and soil and is spread to humans and animals through direct contact with the contaminated source. Mortality rate for melioidosis varies and is as high as 90%, particularly when aerosolized. The Centers for Disease Control and Prevention (CDC) considers both B. pseudomallei and its related B. mallei as potential agents for biological warfare and biological terrorism.

In the third quarter of 2007, we completed a study to investigate the therapeutic effects of Viprovex on acute melioidosis. This study was funded and performed in conjunction with Singapore's Defense Medical & Environmental Research Institute, DSO National Laboratories ("DSO"). Initial findings were unremarkable but further studies are planned.

Chemical Exposure Applications

Based on early studies on Homspera and JP-8 jet fuel and existing literature on Substance P, we have performed research on the efficacy of Viprovex as a potential treatment for exposure to chemical agents. To date, we have only conducted limited preclinical studies with regard to the development of Viprovex for indications related to treatment of exposure to harmful chemicals.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

JP-8 Jet Fuel and Smoke

We believe our early AFOSR rodent studies demonstrated the administration of Substance P and Homspera to animals exposed to JP-8 decreased the inhibiting effect of jet fuel inhalation on the immune system, while administration of antagonists to Substance P increased the inhibiting effect on the immune system. Further experiments performed using Viprovex examined Viprovex’s effectiveness in preventing lung injury caused by inhalation of toxic diesel exhaust fumes. In our opinion based on our results, Viprovex has been shown to exhibit anti-inflammatory effects in animal models.

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

DEVELOPMENT PROGRAM

Research and Development Spending

Due to our liquidity and limited cash available our spending on research and development activities has been limited. We spent approximately $1,291,710 and $541,589 in 2008 and 2007, respectively, in research and development activities related to the development of Homspera, Radilex and Viprovex. From our inception in October 2002, we have spent $2,859,896 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers, payments to Contract Research Organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as salary for Dr. Siegel, have been classified in officer salaries for consistency of financial reporting.

We anticipate that during fiscal 2009 we will decrease our research and development spending to a total of approximately $500,000 in an effort to further develop Homspera, Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through either investment funding or grants, we expect we will increase our research and development spending above this level.

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 12 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have not entered into discussions with and have no agreements or arrangements with any such companies. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar year 2010. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2008, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

If we are successful in achieving desirable results for these applications, we intend to design the protocols and begin further studies for this and other applications, when capital is available. As we have only collected preliminary data and additional studies are required, we cannot predict when, if ever, a viable treatment for these indications can be commercialized. If we do not observe significant results or we lack the capital to further the development, we may abandon such research and development efforts; thereby limiting our future potential revenues.

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

Presentations

In August of 2007, Dr. Siegel, our Director and Vice President of Product Development and Regulatory Affairs, made a presentation at the 2007 Biomedical Advanced Research and Development Authority (BARDA) Industry Day in Washington, D.C.  The presentation highlighted our research and development activities pertaining to Homspera as a possible treatment for Acute Radiation Syndrome (ARS), Anthrax infection and pandemic influenza.  The purpose of the forum is for companies interested in working with the Federal Government to showcase technological advances to agencies such as Project Bioshield, BARDA, and HHS.

In September 2008, Dr. Siegel accompanied one of our Program Managers to the 2008 Public Health Emergency Medical and Countermeasures Enterprise Stakeholder’s Workshop (PHEMCE) and BARDA Industry Day in Arlington, Virginia for a 3-day workshop and presentations. We displayed a poster showing the effects of our compound on human hematopoietic stem cells in vitro and demonstrated in animal studies that the recovery from ionizing radiation was accompanied by increases in circulating neutrophils, the mechanism by which management believes the lethal effects of radiation are blunted by Radilex treatment. Additionally, a number of partnering discussions and potential relationships resulted from contacts made initially at this PHEMCE workshop.

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

To date we have worked with numerous study partners and contractors including CRO's, biotechnology companies, hospitals, institutions and universities.  Some of these partners and contractors include Celgene Corporation, HemoGenix, Inc., National Institutes of Health, Lovelace Respiratory Research Institute, University of California at Berkeley, University of Medicine & Dentistry of New Jersey, Pacific Northwest National Laboratory, Armed Forces Institute of Pathology, Southern Research Institute, Dynport Vaccine Company, Virion Systems, Hyperion Biotechnology, Charles River Laboratories, Apptec, TGA Sciences, BioQuant, The Children's Hospital of Philadelphia, AAI Pharma, CS Bio Company, Stemcell Technologies, Tandem Labs, University of Arizona, Integrated Biomolecule Corporation, Johns Hopkins Medicine, InvivoGen, MIR Preclinical Services, Covance, BioCure, MDx Bioanalytical, ULURU, DelSite Biotechnologies, Nelson Laboratories, U.K. Health Protection Agency, CARE, Dow Pharmaceutical Sciences, GE Healthcare, VaxDesign, Mayo Clinic, IITRI, MD Biosciences, Epitomics, GenPhar, University of Texas Southwestern, and the Translational Genomics Research Institute (TGen) Center for Translational Drug Development (TD2).

Co-Development Relationships

Our co-development relationships generally involve some combination of sharing costs, combining technologies and know-how and/or profit-sharing with our co-development partners.  Our current co-development partners are:

BioCure, Inc.  We have entered into an agreement to develop a wound healing treatment using Homspera with BioCure's proprietary spray-on hydrogel drug-delivery technology.

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

Advisory Boards and Consultants

We currently contract four outside consultants related to the research and development, including quality and regulatory affairs, of our potential products.

Consultants

We currently contract four outside consultants related to the research and development, including regulatory affairs, of our potential products.

Dr. Joy A. Cavagnaro, Ph.D., DABT, RAC. Dr. Cavagnarois is the President of Access BIO, Boyce, VA, a consultancy specializing in science-based regulatory strategies and preclinical product development services to facilitate biomedical research and emerging technologies. Specific product areas of expertise include vaccines, cellular and gene therapies, animal-based and plant-based biotherapeutics, biotechnology-derived and tissue engineered products.   She has over 25 years experience in biotech spanning academia, the CRO and biotech industries and government, including the FDA.  During her tenure at the FDA Center for Biologics Evaluation and Research Dr. Cavagnaro was appointed to the Senior Biomedical Research Service, served as FDA's topic lead for safety for the ICH initiative for 7 years.  Dr. Cavagnaro’s engagement with us began on February 25, 2008 and is to provide expertise in support of our preclinical strategy regarding our drug development program.  She is paid an hourly fee in cash.

Dr. Chet Leach, Ph.D. Dr. Leach was previously Director of Preclinical Toxicology for Lovelace and Director of Life Science Research and Development at Nektar Therapeutics, will serve as an independent consultant to us, assisting in planning upcoming clinical trials and non- clinical studies, and helping to prepare for eventual clinical trials of Homspera. Leach has nearly 30 years experience in toxicology and pulmonary drug development, having also held positions at IIT Research Institute, Battelle Pacific Northwest Laboratories, and 3M Pharmaceuticals, where he was head of Preclinical Pulmonary Drug Development. Dr. Leach‘s engagement with us began on February 14, 2008 and calls for him to assist in planning non clinical studies and to help prepare for eventual clinical trials of Homspera.  He is paid an hourly fee in cash.

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

Dr. Donna Hartzfeld, Ph.D., Founder, Quality Implementation Services, Inc. Quality Implementation Services, Inc. has designed proactive strategies to assist companies in reaching successful regulatory milestones in their drug and device approval process. Dr. Hartzfeld has over 18 years of Quality and Laboratory compliance experience in pharmaceutical, medical device, biotech, combination products, biologics and dietary supplements industries. She has launched a small pharmaceutical cGMP manufacturing facility, incorporating a comprehensive quality management infrastructure and built a fully functional analytical quality control laboratory. The facility successfully passed its first Pre-Approval Inspection (PAI) in less than four years from conception with no FDA observations. She has academic teaching experience at the university level and has applied her academic teaching skills to industrial training and to the development of innovative, educational materials to accompany inter-active training sessions. She currently serves on the Advisory Board of a life science project and document software management company in Phoenix, Arizona, and has been a member of various professional associations such as the Regulatory Affairs Professional Society, the Drug Information Association, the American Society for Quality and the Society of Quality Assurance.

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

Dr. Ivan Rich, Ph.D., CEO and founder of HemoGenix, a biotechnology company focused on the development of 21st century stem cell assays.

Spencer A. Brown, Ph.D., Assistant Professor and Director of Research for the Department of Plastic Surgery, University of Texas Southwestern.

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

As previously discussed, we expect that Radilex and Viprovex will ultimately have distinct formulations and dosing regimens, however, at this early stage of development, the formulations used are identical. We have engaged in ongoing product development activities through Dow Pharma that are designed to obtain stable formulations for specific modes of administration.  We have engaged Dow Pharma to develop stable formulations of Homspera for different modes of administration. The first targeted application is a gel formulation for wound healing studies. We do not have, and do not intend to establish, manufacturing facilities to produce Homspera, Radilex or Viprovex or any other potential products, if any, that may be derived from Homspera.

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

Since to date we have only purchased research quantities of the drug, we have not entered into any contracts or agreements with any third party manufacturers, other than standard non-disclosure agreements.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  We presently own approximately eight issued patents, including two issued U.S. patents and six issued foreign patents, one of which has been registered in nine countries in the European Union. We also have approximately 64 pending patent applications, including approximately 17 pending U.S. utility patent applications, 1 pending U.S. provisional application, 6 pending international patent applications, and approximately 40 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

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

On April 15, 2008, Homspera became our federally registered trademark (Registration Number 3,411,933) in International Class 5 with respect to biotechnology pharmaceuticals, namely adjuvants, counter-actants and immunostimulant products for enhancing the natural and reactive immunity to toxic agents.

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

•  assess dosage tolerance and optimal dosage; and

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

EMPLOYEES

As of December 31, 2008 we had ten full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; three scientific program managers; one finance department employee; and three administrative personnel.

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants for services.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

In the first quarter of 2009 we made significant staff reductions, eliminating two employees from the science department, one from the finance department and two administrative personnel.  We currently have five full-time total employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; one scientific program manager; and, one administrative personnel. We do not anticipate our employment base will significantly change during the next twelve months.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks described below are the material risks that we are currently aware of that are facing our company. In addition, other sections of this report may include additional factors that could adversely impact our business and operating results. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would decline and you may lose all or part of your investment.

Risks Related To Our Financial Results and Need for Additional Financing

We have incurred losses since inception, have limited cash resources and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues.  We have always experienced negative cash flow and expect to continue to incur significant and increasing negative cash flow and operating losses.

As of December 31, 2008, we had an accumulated deficit of $24,556,491. We have incurred losses in each year since our inception in October 2002. Our net losses were $5,807,353 in 2008 and $5,463,958 in 2007. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. As of December 31, 2008, we had working capital of $1,017,318. This amount consists of cash and cash equivalents of $3,158,226 and prepaid services and other current assets of $222,018, less accounts payable and accrued liabilities of $862,926 and current portion of notes payable of $1,500,000.

We expect to continue to incur significant and increasing negative cash flow and operating losses as we continue our research activities, conduct development of, and seek regulatory approvals for our potential drug candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We have financed our operations and internal growth principally through the issuance of equity securities and convertible debt instruments. We have devoted substantially all of our efforts to research and development and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the extent of any future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Our independent outside auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent certified public accountants have stated in their report included in this Form 10-K that we incurred a net loss and negative cash flows from operations of $5,807,353 and $4,769,496, respectively, for the year ended December 31, 2008. Our expectation that we will continue to incur net losses and negative cash flow from operations and our lack of operational history, among other matters, raise substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of our auditor’s concerns regarding our ability to continue as a going concern could materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs and if we cannot raise needed additional capital in the future, we will be required to cease operations.

We expect to incur significant expenses for our research and development programs and our general and administrative expenses. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, particularly in the current economic environment. An inability to raise necessary funds would force us to delay, reduce or eliminate our research and development programs and if we cannot raise needed additional capital in the future, we will be required to cease operations.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through fiscal 2009. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research and development efforts and our preclinical development activities;

•	the timing of, and the costs involved in, preparing regulatory submissions;

•	the costs involved in preparing, filing, maintaining our patents, as well as, other patent-related costs,

•	the extent to which we acquire or invest in businesses, products and technologies; and,

•	our ability to establish collaborations and partnerships.

Until such time, if ever, as we can generate revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate any revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond December 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Recent economic conditions may result in prospective collaborators electing to defer entering into collaborative agreements with us or reduce the amount of discretionary investment that prospective collaborators may have available to invest in our business.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

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

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, particularly in recent months due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

•	results from pre-clinical studies of our potential product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Risks Related to Development of Product Candidates

All our potential applications are derived from the use of Homspera. If Homspera is found to be unsafe or ineffective, our business would be materially harmed.

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

If we do not obtain government regulatory approval for our products, we cannot commercialize our products, we will not generate revenues and our business would be materially harmed.

Our principal development efforts are currently centered on Homspera, and derivatives thereof, Radilex and Viprovex. All drug candidates require FDA and/or foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. Our research and development efforts for our drug candidates are at a very early stage; they have not been, and may not be, approved for commercial sale by the FDA or any other governmental regulatory agency. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. To date we have conducted limited pre-clinical studies of our potential drug candidates using various small animal models; significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our potential products and will not generate revenues. Even if we receive regulatory approval of a potential product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

We depend on the success of our potential drug product candidate, Homspera, and its derivates Radilex and Viprovex, which are still under development.  If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of Homspera, and its derivates Radilex and Viprovex, for human stem cell stimulation, immune system stimulation and anti-infective activity, vaccine adjuvancy, and wound healing.  Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

•	successful completion of pre-clinical and clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third-party payors.

If we are not successful in commercializing Homspera, Radilex or Viprovex, our business will be materially harmed. Our efforts to commercialize Homspera, and its derivates Radilex and Viprovex, are at an early stage.  To date we have conducted limited pre-clinical studies of our potential drug candidates using various small animal models. Our current potential drug candidates will require significant additional research and development efforts and regulatory approvals prior to potential commercialization in the future. We cannot guarantee that we will ever obtain any regulatory approvals of Homspera, Radilex or Viprovex. We currently are focusing our core competencies on the development of Homspera, Radilex and Viprovex although there may be no assurance that we will be successful in so doing.

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

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials, if any, may be slower than we currently anticipate, resulting in significant delays;

•	we might have to suspend or terminate our clinical trials, if any, if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials, if any, may be greater than we currently anticipate;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval; or

•	obtain approval for indications that are not as broad as intended.

Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

•	testing and surveillance to monitor our future products and their continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products;

•	suspending manufacturing; or

•	withdrawing marketing clearance.

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

The FDA has not designated expanded access protocols for Homspera, Radilex or Viprovex as "treatment" protocols. The FDA may not determine that Homspera, Radilex or Viprovex meet all of the FDA's criteria for use of an investigational drug for treatment use. Even if Homspera or Radilex or Viprovex are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with any of them. The FDA also may not consider any of Homspera, Radilex or Viprovex to be an appropriate candidate for acceptance as Emergency Use Authorization for Promising Medical Countermeasures Under Development, accelerated approval, expedited review or fast track designation.

Risks Related to Our Dependence on Third Parties for Manufacturing,
Research and Development and Marketing and Distribution Activities

If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing Homspera for our preclinical studies should cease to continue to do so for any reason, we expect that we would experience delays in advancing these studies while we identify and qualify replacement suppliers.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

If we are not able to obtain adequate supplies of our product candidates and any approved products, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we successfully develop may compete with product candidates and products of third parties for access to manufacturing facilities.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.

If third parties on whom we rely on for our research and development activities and pre-clinical studies do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.

We do not have the ability to independently conduct the research and development activities and pre-clinical studies required for regulatory submissions and eventual regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years.

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our pre-clinical studies, but do not control many aspects of their activities. We are responsible for ensuring that each of our studies, and clinical trials, if any, is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials, if any, to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the FDA significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  We presently own approximately eight issued patents, including two issued U.S. patents and six issued foreign patents, one of which has been registered in nine countries in the European Union. We also have approximately 64 pending patent applications, including approximately 17 pending U.S. utility patent applications, 1 pending U.S. provisional application, 6 pending international patent applications, and approximately 40 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.

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

Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. The U.S. Patent and Trademark Office, commonly referred to as the USPTO, and the courts have not consistently treated the breadth of claims allowed in biotechnology patents. If the USPTO or the courts begin to allow broader claims, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow narrower claims, the value of our proprietary rights may be limited. Any changes in or unexpected interpretations of the patent laws may adversely affect our ability to enforce our patent position.

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

Our rights to the US Patent Nos. 5,945,508 and 5,998,376, Substance P Treatment for Immunostimulation, are limited by the rights of the University of Arizona and the United States Air Force and as a result, our ability to use the patent in our business is also limited. Due to these limitations, we may not be able to use the patent in the most profitable or efficient manner and, as a result, our results of operations may suffer. If patents are issued for any of our pending patent applications, the same limitations would most likely apply.

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe upon patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires, among other things, the submission of extensive preclinical and clinical data, information about product manufacturing processes and supporting information to the FDA for each therapeutic indication and inspection of facilities to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may delay or prevent regulatory approval of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing or negative, inconsistent or inconclusive results obtained from preclinical or clinical trials could delay, limit or prevent regulatory approval of a product candidate.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	required labeling changes;

•	required post-marketing studies or clinical trials;

•	distribution and use restrictions;

•	voluntary recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market our products, if approved, outside the United States. In order to market our products in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, our collaborator has, or we expect that a future collaborator will have, responsibility to obtain regulatory approvals outside the United States, and we will depend on our collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing and additional review periods. The time required to obtain approval may differ from and may be longer than that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Risks Related to Commercialization

The commercial success of any products that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.

We do not have a sales organization and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Currently, we plan to build a focused specialty sales and marketing infrastructure to market or copromote some of our product candidates if and when they are approved. There are risks involved with establishing our own sales and marketing capabilities, as well as in entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we cannot retain our sales and marketing personnel. In addition, marketing and promotion arrangements in the pharmaceutical industry are heavily regulated, and many marketing and promotional practices that are common in other industries are prohibited or restricted. These restrictions are often ambiguous and subject to conflicting interpretations, but carry severe administrative, civil, and criminal penalties for noncompliance. It may be costly to implement internal controls to facilitate compliance by our sales and marketing personnel.

If we are unable to obtain adequate reimbursement from third-party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Most patients will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer.

Regulatory approval to market a drug product does not assure that the product will be eligible for coverage by third-party payors or, assuming it is covered, that it will receive a profitable price. The process for obtaining third-party coverage and payment is costly and time-consuming. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered medically necessary or cost- effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Coverage through the Medicare prescription drug benefit program may increase demand for our products, but participating suppliers are required to negotiate prices with drug procurement organizations on behalf of Medicare beneficiaries. These prices are likely to be lower than we might otherwise obtain. Future legislation might allow government agencies to negotiate prices directly with drug companies, which could lead to even lower prices. Drugs sold to state-operated Medicaid programs are subject to mandatory rebate agreements that require quarterly payments to states based on the drug’s average manufacturer price and best price. Private, non-governmental third-party payors frequently base their coverage policies and the prices they are willing to pay on the policies and payment rates under the Medicare and Medicaid programs.

A primary trend in the United States healthcare industry is toward cost containment. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Legislation proposed in past Congressional sessions would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, if approved, negatively affecting our revenues and prospects for profitability. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of reimportation, which could also reduce the revenue we generate from our product sales. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, if any, and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

We do not have product liability insurance.  We intend to purchase insurance coverage to include clinical trials and the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of drugs that work by modulating the activity of ion channels are large pharmaceutical companies which have internal ion channel drug discovery groups as well as smaller more focused companies engaged in ion channel drug discovery.

There are approved products on the market for all of the diseases and indications for which we are developing products. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we receive marketing approval.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

Risks Related to Employees and Growth

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Mr. Michael K. Wilhelm, our president and chief executive officer, and Dr. Hal N. Siegel, our vice president and director of our science department, to be key to our efforts to develop and commercialize our product candidates. All of our employees are at-will employees and can terminate their employment at any time. We currently maintain a key-man insurance policy on Mr. Wilhelm and Dr. Siegel for $1,000,000 and $250,000 respectively, payable to the company, on their lives. While we have entered into employment agreements with Mr. Wilhelm and Dr. Siegel, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

Risks Relating to Our Private Placements

Mandatory redemption of our convertible debentures could have a material adverse effect on our liquidity and cash resources.

If we are required to redeem all or any portion of our outstanding convertible debentures, it may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. If we are required to repurchase all or a portion of the debentures and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

We have pledged all of our assets, including our intellectual property, in our subsidiaries as security for our outstanding secured convertible debentures.

Obligations under our outstanding convertible debentures are guaranteed by our wholly-owned subsidiary, ImmuneRegen, and secured by all of ImmuneRegen’s assets and property, including its patents.  Upon the occurrence of certain events of default defined in the convertible debentures, including our failure to pay the holder any amount of principal, interest, or other amounts when due, the full principal amount of the convertible debentures, together with interest and other amounts due, become immediately due and payable. In addition, in the event we effect any “fundamental transaction” as defined in the convertible debentures, including a merger or consolidation or sale of more than 50% of our assets, the holder may require the redemption of all amounts owed, including principal, accrued and unpaid interest and any other charges. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to redeem or retire our convertible debentures upon maturity. Any failure to redeem or retire the debentures when required will result in an event of default, and in such event, we may lose all of our assets, be forced to restructure, file for bankruptcy or cease operations, any of which could cause to you to lose all or part of your investment.

Conversion of our outstanding convertible notes may adversely affect the market price of our common stock and your rights in us may be reduced.

We currently have $8,268,889 in convertible debentures outstanding: $3,000,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $1.50 per share (the “YA Global Debentures”); $5,000,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $1.55 per share; $68,889 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.56 per share; and, $200,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.30 per share.  On or after December 31, 2009 or if we fail to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth the YA Global Debentures, the conversion price of the those debentures becomes the lower of (i) $0.20 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion. The conversion of our outstanding convertible debentures would have a dilutive effect on our future stockholders and could result in an adverse effect on the market price of our common stock.

There are restrictive covenants in our convertible debentures relating to our ability to incur future indebtedness.

Our outstanding convertible debentures issued in August 2008 to three funds managed by Brencourt Advisors, LLC (the “Brencourt Debentures”) limit our and ImmuneRegen’s ability to incur indebtedness, other than certain types of permitted indebtedness, without the vote of 67% of outstanding principal amount of the Brencourt Debentures.  Additionally, the Brencourt Debentures prohibit us and ImmuneRegen from entering into or creating any liens, other than certain permitted liens, on our and ImmuneRegen’s assets or any income derived from such assets without a vote of 67% of the outstanding principal of the Brencourt Debentures.  Our principal source of liquidity has historically been the sale of equity securities and debt securities.  The holders of the Brencourt Debentures may not permit us to incur additional indebtedness to fund our operations, which could cause a material adverse effect on our business and results of operations.

General Company Related Risks

Sales or issuances of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

Certain of our stockholders holding approximately 3,486,482 shares of common stock and 1,713,313 common stock purchase warrants have the right to register securities for resale that they hold pursuant to registration rights agreements. We also currently have $3 million in convertible debentures outstanding that are convertible at any time at the option of the holder into shares of common stock at a price equal to $1.50 per share. On or after December 31, 2009 or if we fail to achieve certain milestones based on preclinical studies and submission of a Investigational New Drug Application, as set forth in these  convertible debenture, the conversion price of the convertible debentures becomes the lower of (i) $0.20 per share or (ii) 80% of the lowest daily volume weighted average price during the five trading days immediately preceding conversion. We also have $5 million of 10% secured convertible debentures due August 8, 2013 outstanding that are convertible at any time at the option of the holder into shares of common stock at a price equal to $1.55 per share.  In addition, we expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

Additionally, some of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations, which were eased significantly in February 2008. Although we are a former shell company and thus subject to heightened informational requirements under revised Rule 144, we satisfied the requirement of filing “Form 10” information, as specified in the Rule, over 12 months ago. As a result, in general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may freely sell their shares of our common stock, while our current and recent affiliates may sell, within any three-month period, a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Our common stock is currently traded on a limited basis on the FINRA OTC Bulletin Board (the "OTCBB") under the symbol "IRBS". The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than exchanges such as the NASDAQ Stock Market and the NYSE Amex. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

We have never paid any dividends and we do not intend to pay dividends in the foreseeable future.

To date, we have not declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our shares if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.     DESCRIPTION OF PROPERTY

On December 31, 2008 our corporate headquarters was located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258, where we leased approximately 3,322 square feet of office space from November 1, 2007. Our minimum monthly rent expense was $7,128 plus tax per month.

On March 17, 2009 we agreed to an amendment to our two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc., effective April 1, 2009 to relocate our headquarters to a 1,943 square foot suite within the Bay Colony Executive Center located at 8777 E. Via de Ventura, Suite 280, Scottsdale, Arizona 85258 and extends our current lease obligation of its office lease term to 48 months ending March 31, 2013.

Our minimum monthly rent expense under the amended lease is $3,400.25 plus tax per month in the first year starting June 1, 2009 and will increase to $3,665.79 plus tax per month in the second year, $3,749.99 plus tax in the third year and $3,845.52 plus tax in the fourth year.  In addition, as per the amendment, we will be charged no rent for April and May 2009.  We are also responsible for our proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.  All other terms and conditions of the original lease dated October 1, 2007, as filed on Form 8-K on October 30, 2007, and all exhibits thereto shall remain in full force and effect

We believe that our facilities are adequate for our current needs and suitable additional space will be available in the future to replace existing facilities, if necessary, or to accommodate expansion of our operations.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is approved for quotation on the FINRA OTC Bulletin Board under the symbol "IRBS". The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008
	High	Low
1st Quarter	$0.95	$0.20
2nd Quarter	1.00	0.60
3rd Quarter *	1.18	0.10
4th Quarter	0.60	0.08

	2007
	High	Low
1st Quarter	$1.70	$1.20
2nd Quarter	2.10	1.20
3rd Quarter	2.30	1.40
4th Quarter	1.60	0.70
____

*  On July 10, 2008, we effected a 1-for-10 reverse stock split of our common stock and simultaneously reduced our total authorized shares of common stock to 100,000,000

On March 24, 2009 the closing price of our common stock as reported by the OTC Bulletin Board was $0.03 per share. There were approximately 568 stockholders of record of our common stock as of March 24, 2009. We have not paid any dividends on our common stock since inception and do not intend to do so in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Convertible Debentures

Purchase Agreement with YA Global Investments, L.P.

On January 3, 2008, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (“YA Global”), pursuant to which YA Global agreed to purchase from the Company (i) up to $3 million of secured convertible debentures, which shall be convertible into shares of our common stock (the “YA Global Debentures”) and (ii) warrants to acquire up to 7,500,000 additional shares (pre 1-for-10 reverse stock split) of our common stock (the “YA Global Warrants”) (the “Financing”). The initial closing of the Financing occurred on January 3, 2008, at which time the Company sold to YA Global $2 million of the YA Global Debentures and the YA Global Warrants. On June 12, 2008 the Company sold an additional $1 million of the YA Global Debentures to YA Global pursuant to the securities purchase agreement.  The $2 million secured convertible debentures dated January 3, 2008 mature on December 31, 2010 and the $1 million secured convertible debentures dated June 12, 2008 mature on May 31, 2011, unless extended by the holder. Obligations under the YA Global Debentures are guaranteed by ImmuneRegen BioSciences, Inc. (“ImmuneRegen”).  On August 8, 2008, the Company and YA Global amended the terms of the YA Global Debentures to increase the annual interest rate of the bonds from 8% to 10% and to adjust the conversion price to $1.50 per share.  Additionally, under the amended debentures, YA Global may elect on or after December 31, 2009 to have the Company redeem up to $1.5 million of the YA Global Debentures as well as the payment of a redemption premium of 20% of the principal amount redeemed.  Additionally, on August 8, 2008, the Company and YA Global agreed to reduce the exercise price of the YA Warrants to $2.00 and to reduce the shares issuable upon exercise of the warrant to 750,000 in accordance with the Company’s 1-for-10 reverse stock split that occurred on July 10, 2008.  On August 8, 2008, the Company issued YA Global additional warrants to purchase up to 750,000 shares of the Company’s common stock on or before December 31, 2012 at an exercise price of $2.00 per share.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

Purchase Agreement with Funds Managed by Brencourt Advisors, LLC

On August 8, 2008, the Company entered into a securities purchase agreement with certain funds for which Brencourt Advisors, LLC is the investment manager (the “Buyers”), pursuant to which the Buyers agreed to purchase from the Company (i) up to $5 million of 10% subordinated secured convertible debentures (the “Brencourt Debentures”), which are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to acquire up to 2,500,000 additional shares of Common Stock (the “Brencourt Warrants”) (the “Brencourt Financing”).  The Brencourt Warrants are exercisable at an exercise price, subject to adjustments, of $2.00 per share after the six month and one day anniversary from the date of issuance and have a term of exercise equal to five years.  To the extent not previously exercised, the Brencourt Warrants will automatically be exercised via cashless exercise on February 8, 2014.  The closing of the Brencourt Financing occurred on August 8, 2008, at which time the Company sold to the Buyers $5 million of the Brencourt Debentures and the Brencourt Warrants.   The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Convertible Debentures Sold For Accrued Interest

On September 30, 2008, we sold a 0% interest convertible debenture to YA Global, who is an accredited investor, per the terms of a securities purchase agreement.  The debentures have a five year term of exercise and a minimum conversion price of $0.30 per share (post-split) as payment of $70,424.66 in interest accrued on the YA Global Debentures during the three months ended September 30, 2008, net of a credit of $1,536.12 to adjust interest payments that were made through June 30, 2008.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

On December 31, 2008, per the terms of the amended Securities Purchase Agreement with YA Global Investments, L.P. the Company issued a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $75,000.00 in interest accrued during the three months ended December 31, 2008.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

On December 31, 2008, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued three 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000.00 in interest accrued during the three months ended December 31, 2008.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuances of Restricted Shares of Common Stock to Certain Funds Managed by Brencourt Advisors, LLC for Prepayment of Interest

In August 2008, the Company issued an aggregate of 222,847 shares of common stock to three note holders, who are accredited investors, for prepayment of interest for the for the period ended September 30, 2008 in the amount of $73,611. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

In August 2008, the Company issued an aggregate of 378,422 shares of common stock to three note holders, who are accredited investors, for prepayment of interest for the last quarter of the term of the notes in the amount of $125,000. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Issuances of Restricted Shares of Common Stock for Accrued Interest

On April 3, 2008, the Company issued 39,500 restricted shares of common stock to YA Global Investments, L.P., who is an accredited investor, for accrued interest through March 31, 2008 of $19,276. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

On July 2, 2008 we issued 28,220 shares of common stock to YA Global Investments, L.P. (“YA Global”), who is an accredited investor, for accrued interest on a $2 million convertible debenture through June 30, 2008 of $19,726. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

On July 2, 2008 we issued 2,822 shares of common stock to YA Global, who is an accredited investor, for accrued interest on a $1 million convertible debenture through June 30, 2008 of $1,973. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Issuances of Restricted Shares of Common Stock for Consulting

On February 15, 2008, the Board of Directors approved of the issuance of 100,000 restricted shares of our common stock to Joseph Stevens & Co., Inc. and its designees, all of whom are accredited investors, per the terms of a consulting agreement dated November 20, 2007, under the terms of which the consultant would provide referral services for a term of one year to identify and introduce potential Directors to the company. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Also on February 15, 2008, the Board of Directors approved of the issuance of 30,000 restricted shares of common stock to a consultant, who is an accredited investor, per the terms of a consulting agreement dated November 13, 2007, under the terms of which the consultant would provide investor relations services and consulting services for new product development for a term of four months. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Issuance of Restricted Common Shares to CEO

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were not issued as of December 31, 2008 and the fair value of these shares of $250,000 has been recorded as common stock subscribed at December 31, 2008.

Issuance of Common Stock Due to Rounding

Due to the rounding of shares from the 1-for-10 reverse stock split, the Company issued 126 common shares.

Exercise of Warrants

In July 2008, the Company issued an aggregate of 30,000 shares of common stock at $0.375 per share for the exercise of warrants by five investors, who are all accredited investors.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

DIVIDENDS AND DISTRIBUTIONS

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLANS

Refer to Item 11 below for information with respect to our equity compensation plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL  DATA

 Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes that are included in this Report.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report.

Company History

We were originally incorporated in the State of Delaware in June 1985 under the name Vocaltech, Inc. to develop, design, manufacture and market products utilizing proprietary speech-generated tactile feedback devices. We completed our initial public offering of our securities in October 1987. In January 1992, we effected a 1-for-6.3 reverse stock split of our common stock. We changed our name to InnoTek, Inc. in November 1992. In December 1994, we acquired all of the outstanding stock of InnoVisions, Inc., a developer and marketer of skin protective products, discontinued our prior operations in their entirety and changed our name to DermaRx Corporation. In April 2000, we effected a reverse merger with a subsidiary of Go Public Network, Inc., which was engaged in assisting early-stage development and emerging growth companies with financial and business development services. We changed our name to GoPublicNow.com, Inc., effected a 1-for-5 reverse stock split and discontinued our prior operations in their entirety. In November 2000, we changed our name to GPN Network, Inc. In July 2001, we discontinued the operations of GPN Network, Inc. in their entirety and began looking for appropriate merger partners. Our objective became the acquisition of an operating company with the potential for growth in exchange for our securities. In July 2003, we effected a reverse merger with ImmuneRegen BioSciences, Inc., adopted our current business model and thereafter changed our name to IR BioSciences Holdings, Inc. In July 2003, we effected a 1-for-20 reverse stock split, and in April 2004, we effected a 2-for-1 stock split. In June 2006, our stockholders voted to increase the number of authorized shares of Common Stock to 250,000,000. On August 1, 2008, the Company effected a 1-for-10 reverse stock split of all of its issued and outstanding shares of common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged.  Accordingly, the number of shares and per share amounts included in the consolidated financial statements and the accompanying notes included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively.  Unless otherwise indicated, all references to number of share, per share amounts and earnings per share information contained in this report give effect to the 1-for-10 reverse stock split.

ImmuneRegen BioSciences, Inc. was incorporated in October 2002; all information contained herein refers to the operations of ImmuneRegen BioSciences, Inc., our wholly-owned operational subsidiary.

RECENT EVENTS

Sale of Debentures and Warrants to YA Global

Pursuant to a Securities Purchase Agreement dated January 3, 2008, we sold to YA Global Investments, L.P. (“YA Global”) a Secured Convertible Debenture dated January 3, 2008 in the principal sum of $2 million and a Secured Convertible Debenture dated June 12, 2008 in the principal sum of $1 million (collectively, the “YA Global Debentures”).  In addition, we sold YA Global warrants to purchase 7,500,000 shares of our common stock (pre 1-for-10 reverse stock split) on January 3, 2008 pursuant to the Securities Purchase Agreement.  The YA Global Debentures are convertible into shares of our common stock.  The $2 million Secured Convertible Debentures dated January 3, 2008 matures on December 31, 2010 and the $1 million Secured Convertible Debenture matures on May 31, 2011, unless extended by the holder. Obligations under the YA Global Debentures are guaranteed by ImmuneRegen BioSciences, Inc. (“ImmuneRegen”)  The Company’s obligations under the YA Global Debentures are secured by (i) all of the assets and property of ImmuneRegen and (ii) by patent collateral of the Company and ImmuneRegen.  On August 8, 2008, the Company and YA Global amended the terms of the YA Global Debentures to increase the annual interest rate of the bonds from 8% to 10% and to adjust the conversion price to $1.50 (the “Amended Debentures”).  Additionally, under the Amended Debentures, YA Global may elect on or after December 31, 2009 to have the Company redeem up to $1.5 million of the YA Global Debentures as well as the payment of a redemption premium of 20% of the principal amount redeemed.

On August 8, 2008, the Company and YA Global agreed to reduce the exercise price of the warrants to $2.00 and to reduce the number of shares issuable upon exercise of the warrants to 750,000 in accordance with the Company’s 1-for-10 reverse stock split that occurred on August 1, 2008.  On August 8, 2008, the Company issued YA Global additional warrants to purchase up to 750,000 shares of the Company’s common stock on or before December 31, 2012 at an exercise price of $2.00 per share.

Reverse Stock Split

On June 25, 2008 at the Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation for a 1 for 10 reverse stock split and a reduction in the number of authorized shares of common stock to 100 million On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged. In conjunction with the reverse split we issued 126 common shares due to rounding.

Sale of Debentures and Warrants to Funds Managed by Brencourt Advisors

On August 8, 2008, we sold an aggregate of $5 million of secured convertible debentures, which are convertible into shares of our common stock, and warrants to purchase up to 2.5 million shares of our common stock to three funds for which Brencourt Advisors, LLC is the investment manager (the “Buyers”).  Obligations under the convertible debentures are guaranteed by ImmuneRegen and are secured by (i) all of the assets and property of ImmuneRegen and (ii) by patent collateral of the Company and ImmuneRegen.  The security interests granted to the Buyers are subject to and subordinated to the senior security interests granted by the Company and ImmuneRegen to YA Global.  The convertible debentures mature on August 8, 2013, unless extended by the holder, and accrue interest at the rate of 10% per annum and are convertible at any time at the option of the holder into shares of the our common stock at a price equal to $1.55 per share.  At any time after the six-month anniversary of the issuance of the debentures, the Company may redeem a portion or all amounts outstanding under the debentures prior to August 8, 2013 provided that certain conditions to redemption have been satisfied.

GENERAL

IR BioSciences Holdings, Inc. is a development-stage biotechnology company. Through our wholly-owned subsidiary ImmuneRegen BioSciences, Inc., we are engaged in the research and development the potential drug candidate Homspera™ and its derivatives, Radilex® and Viprovex®. We have discovered activities of Homspera that may potentially open commercialization opportunities in areas such as human stem cell stimulation, immune stimulation and anti-infective activity, vaccine adjuvancy, and wound healing. Our goals include developing these potential drug candidates to meet the commercial need for beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments as well as in wound healing and as cancer chemo- and/or radiotherapy co-treatments and also to be used as possible countermeasures for related homeland security threats, including radiological, chemical and biological agents. Although containing the identical active ingredient Homspera, we defined Radilex and Viprovex as derivatives of Homspera due to the potential difference in formulations and indications for use.

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

Our current focus is to develop Homspera for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells.  It is the belief of our management that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious disease using Homspera derivatives Radilex and Viprovex, respectively, which are described below.  Recent studies have evaluated the effects of Homspera on human adult stem cell activity.  Additionally, ongoing studies are being performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds. One aspect of this evaluation is to consider the impact of Homspera on the mechanisms and pathology of fibrosis, which is associated with scar formation, pulmonary injury and can occur following exposure to ionizing radiation.

We are researching Radilex for use as a potential treatment for acute exposure to radiation. We believe that a commercial market may exist for the use of Radilex as it relates to the amelioration of certain side effects of cancer treatments, whether chemotherapy or radiotherapy. Further, we believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement into the Strategic National Stockpile for potential use following radiological or nuclear threats.

We are researching Viprovex for potential use in treatments of exposure to biological agents, such as infectious disease, which include influenza and anthrax. We believe that potential commercial opportunities may exist for the treatment of seasonal influenza and other viral or bacterial infections, either as a stand-alone drug or as an adjuvant to other existing drugs. We believe that Viprovex, if adequately developed, can be used in potential applications for sale to governments for the treatment of exposure to anthrax and pandemic influenza. In addition, ongoing studies are being performed to evaluate the efficacy of Viprovex as a vaccine adjuvant to enhance immune response to a given dose of vaccine (for either prophylactic protection, such as influenza, or therapy, such as cancer).  Based on early studies on Homspera and existing literature on Substance P, we are also researching the efficacy of Viprovex as a potential treatment for exposure to chemical agents, such as formalin.

To date we have submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome (PIND 63,255) and the other for the potential use of Viprovex in the treatment of avian influenza (PIND 73,709). We have evaluated and/or contracted with a number of FDA regulatory consultants to assist us in our preparation and submission of an Investigational New Drug application (IND), a necessary prerequisite to human clinical studies, which can only follow after the FDA’s allowance of our IND.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  We presently own eight issued patents, including two issued U.S. patents and six issued foreign patents, one of which has been registered in nine countries in the European Union. We also have 64 pending patent applications, including 17 pending U.S. utility patent applications, 1 pending U.S. provisional application, 6 pending international patent applications, and 40 pending foreign patent applications. All inventions embodied in these applications and issued patents have been assigned to the Company by the inventors.

To date, we have not obtained regulatory approval for or commercialized any applications using Homspera or any of its derivatives. We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.

PLAN OF OPERATIONS

We expect to continue to incur operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex or any other proposed product, if any, derived from Homspera and general and administrative activities.

The preliminary results of our pre-clinical studies using Homspera, Radilex or Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

PRODUCT RESEARCH AND DEVELOPMENT

Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2008 and 2007 was limited. We spent approximately $1,291,710 and $541,589 in 2008 and 2007, respectively, in research and development activities related to the development of Radilex and Viprovex. From our inception in October 2002 until December 31, 2008, we have spent $2,859,896 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel have been classified in officer’s salaries for consistency of financial reporting.

We anticipate that during the next 12 months we will decrease our research and development spending to a total of approximately $500,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies. If we receive additional funds, through investment funding, licensing agreements or grants, we expect we will increase our research and development spending above this level.

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 12 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have not entered into discussions with and have no agreements or arrangements with any such companies. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar 2010. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2008, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements made in 2008.

REVENUES

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

COSTS AND EXPENSES

From our inception through December 31, 2008, we have incurred losses of $24,556,491. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, interest expense and equity based compensation to stockholders for the penalty incurred for the late registration of shares.

For the twelve months ending December 31, 2008, Sales, General and Administrative expenses (“SG&A”) were $5,024,013, a decrease of $492,310 or approximately 9% compared to SG&A expenses of $5,516,323 during the 12 months ended December 31, 2007. The year over year decrease was primarily due to a decrease of $2,107,825 for the costs of non-cash compensation which was mostly offset by higher payroll costs of $1,405,528, higher legal and accounting costs of $914,134 and higher research and development costs of 1,291,710.

For the twelve months ending December 31, 2008, Interest Expense (net) was $603,965 an increase of approximately 1,060% compared to Interest Income (net) of $62,909 during the 12 months ended December 31, 2007. Interest Expense increased during 2008 and we expect it to increase further during the coming twelve months as we will accrue a full year of interest expenses on the convertible debentures we issued in January, June and August of 2008.

NET LOSS

For the reasons stated above, our net loss for the twelve months ending December 31, 2008 was $5,807,353 or $0.49 per share versus a net loss for the twelve months ending December 31, 2007 of $5,463,958 or $0.48 per share. For the period of inception (October 30, 2002) through December 31, 2008, our net loss was $24,556,491, or $3.53 per share. We expect that losses will continue at least through the year ending December 31, 2011.

Our independent certified public accountants have stated in their report included in this Form 10-K that we have incurred a net loss and negative cash flows from operations of $5,807,353 and $4,769,496, respectively, for the year ended December 31, 2008. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. We currently have sufficient working capital to fund operations through December 2009.  In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond December, 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had current assets of $3,380,244 consisting of cash and cash equivalents of $3,158,226,  and prepaid assets and other current assets of $222,018.  Also, at December 31, 2008, we had current liabilities of $2,362,926, consisting of accounts payable and accrued liabilities of $862,926 and notes payable of $1,500,000. This resulted in working capital of $1,017,318. During the twelve months ended December 31, 2008, we used cash in operating activities of $4,769,496. From the date of inception (October 30, 2002) to December 31, 2008, we had a net loss of $24,556,491 and used cash of $13,219,476 in operating activities. We met our cash requirements from our inception (October 30, 2002) through December 31, 2008 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

In July 2008, we received a total of $11,250 from the exercise of an aggregate of 30,000 common stock purchase warrants of common stock at $0.375 per share by five investors.

In December 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units, consisting of shares of common stock and warrants, to accredited investors. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we would file with the SEC an appropriate registration statement to register these shares along with the shares underlying the warrants. In the event that we failed to comply with the filing deadline, there was a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 342,662 shares and 171,331 warrants per 30 day period until such a time as a registration statement that includes these shares and warrants is filed or 12 months. Because we complied with the filing deadline, as of December 31, 2008, we are not subject to any penalty.

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to December 31, 2008, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  Based on our current plan of operations all of our current funding is expected to be depleted by the end of December 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

During fiscal year 2009, we will pay our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer an aggregate of $746,000 pursuant to their employment agreements.

We currently have $8,268,889 in notes payable, of which $1,500,000 is current and payable on December 31, 2009.    An additional $1,500,000 matures on December 31, 2010 and the remaining balance of $5,268,889 will mature in 2013 and beyond.

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. Based on our operating expenses and anticipated research and development activities we believe we have sufficient capital to meet our operating needs through December 2009. Thereafter, we believe that we will require an additional $3,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We acquired $19,648 worth of property, plant or equipment for the year ended December 31, 2008.  We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of December 31, 2008 we had ten full-time employees. Our full-time employees are Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; three scientific program managers; one finance department employee; and three administrative personnel.

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants for services.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

In the first quarter of 2009 we made significant staff reductions, eliminating two employees from the science department, one from the finance department and two administrative personnel.  We currently have five full-time total employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; one scientific program manager; and, one administrative personnel. We do not anticipate our employment base will significantly change during the next twelve months.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

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

A summary of option activity under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan as of December 31, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,601,421	$2.92
Issued	189,747	$0.37
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	1,791,168	$2.65

Non-vested at December 31, 2008	375	$0.78
Exercisable at December 31, 2008	1,790,793	$2.65

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $244. During the year ended December 31, 2008 the Company charged $89,768 to operations related to recognized stock-based compensation expense for employees and directors stock options.

Recent Accounting Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired company at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of adopting SFAS 141(R) will depend on the magnitude and frequency of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. . We do not believe that its adoption will have a significant impact on our consolidated financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

IR BIOSCIENCES HOLDINGS, INC.
(a development stage company)

IR BioSciences Holdings, Inc.
Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2008 and 2007	F-3

Consolidated Statements of Losses for the years ended December 31, 2008 and 2007 and the period October 30, 2002 (Date of Inception) through December 31, 2008	F-4

Consolidated Statements of Stockholders' Equity (Deficit) For the period October 30, 2002 (Date of Inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period October 30, 2002 (Date of Inception) through December 31, 2008	F-16

Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
IR BioSciences Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheets of IR BioSciences Holdings, Inc., a development stage company, as of December 31, 2008 and 2007, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 and the period October 30, 2002 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR BioSciences Holdings, Inc., a development stage company, at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period October 30, 2002 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                /s/  RBSM LLP
New York, New York                                                           RBSM LLP
March 31, 2009

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
Assets
Current assets

Cash and cash equivalents	$3,158,226	$221,120
Prepaid services and other current assets (Note 1)	222,018	86,716

Total current assets	3,380,244	307,836

Deposits (Note 1)	7,378	7,128
Furniture and equipment, net of accumulated depreciation of $75,480 and $58,908, respectively (Note 2)	41,347	38,271

Total assets	$3,428,969	$353,235

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities (Note 3)	862,926	932,609
Current portion of Notes Payable (Note 5)	1,500,000	-
Total current liabilities	2,362,926	932,609

Notes payable, net of discount of $1,474,937 and $0, respectively (Note 5)	5,293,952	-

Total liabilities	7,656,878	932,609

Commitments and Contingencies (Note 8)	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized; 12,264,191 shares (post reverse split) and 11,432,254 shares (post reverse split) issued and outstanding at December 31, 2008 and December 31, 2007, respectively (Note 6)	12,265	11,432
Additional paid-in capital	20,066,317	18,005,332
Common stock subscribed (Note 6)	250,000	153,000
Deficit accumulated during the development stage	(24,556,491)	(18,749,138)
Total stockholder's deficit	(4,227,909)	(579,374)

Total liabilities and stockholders' deficit	$3,428,969	$353,235

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses
For the years ended December 31, 2008 and 2007 and for the
period of Inception (October 30, 2002) to December 31, 2008

	For the Year Ended December 31,		For the Period October 30, 2002 to
	2008	2007	December 31, 2008
Revenues	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	$5,024,013	$5,516,323	$21,109,954
Merger fees and costs	-	-	350,000
Impairment of intangible asset costs	-	-	6,393
Total operating expenses	5,024,013	5,516,323	21,466,347

Operating loss	(5,024,013)	(5,516,323)	(21,466,347)

Other expense:
Cost of penalty for late registration of shares	-	-	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	-	(760,058)
Financing cost	179,375	-	269,375
Interest (income) expense, net	603,965	(62,909)	1,756,321

Total other (income) expense	783,340	(62,909)	3,079,600

Loss before income taxes	(5,807,353)	(5,453,414)	(24,545,947)

Provision for income taxes	-	(10,544)	(10,544)

Net loss	$(5,807,353)	$(5,463,958)	(24,556,491)

Net loss per share - basic and diluted	$(0.49)	$(0.48)	$(3.53)

Weighted average shares outstanding - basic and diluted	11,823,628	11,422,194	6,955,734

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2008

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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
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
From date of inception (October 30, 2002) to December 31, 2008
(continued)

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
From date of inception (October 30, 2002) to December 31, 2008
(continued)

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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2008
(continued)

Common stock issued for consulting services previously accrued in November 2007	30,000	30	32,970	-	(33,000)	-	-

Common stock issued for finders fee previously accrued in November 2007	100,000	100	119,900	-	(120,000)	-	-

Value of warrants issued pursuant to convertible debt agreement in January 2008	-	-	226,754	-	-	-	226,754

Adjustment to value of warrants issued in January 2008 due to decrease in exercise price	-	-	60,092	-	-	-	60,092

Value of options issued to advisory board in March 2008	-	-	3,729	-	-	-	3.729

Value of options issued to employee in January 2007	-	-	5,428	-	-	-	5,428

Value of options issued to consultants in July 2007	-	-	6,994	-	-	-	6,994

Common stock issued for March 2008 interest payment at $0.488 per share	39,500	39	19,237	-	-	-	19,276

Value of options issued to employees in March 2008	-	-	1,708	-	-	-	1,708

Value of options issued to a Director in March 2008	-	-	19,625	-	-	-	19,625

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002) to December 31, 2008
(continued)

Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	28,220	28	19,698	-	-	-	19,726

Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	2,822	3	1,969	-	-	-	1,972

Common stock issued for interest payment at $0.33032 per share in August 2008	95,825	96	31,557	-	-	-	31,653

Common stock issued for interest payment at $0.33032 per share in August 2008	2,228	2	734	-	-	-	736

Common stock issued for interest payment at $0.33032 per share in August 2008	124,794	125	41,097	-	-	-	41,222

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	162,721	163	53,587	-	-	-	53,750

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	3,785	4	1,246	-	-	-	1,250

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	211,916	212	69,788	-	-	-	70,000

Common stock issued pursuant to the exercise of warrants at $0.375 per share in June and July 2008	30,000	30	11,220	-	-	-	11,250

Common stock issued for rounding due to reverse stock split in August 2008	126	1	(1)	-	-	-	-

Common stock subscribed pursuant to agreement for capital raise in August 2008	-	-	-	-	250,000	-	250,000

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	286,846	-	-	-	286,846

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	427,628	-	-	-	427,628

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	9,946	-	-	-	9,946

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	556,949	-	-	-	556,949

Value of options issued to directors in November 2008	-	-	52,284	-	-	-	52,284

Loss for the year ended December 31, 2008	-	-	-	-	-	(5,807,353)	(5,807,353)
Balance at December 31, 2008	12,264,191	$12,265	$20,066,317	$-	$250,000	$(24,556,491)	$(4,227,909)

The accompanying notes are an integral part of these audited consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows for the year ended
December 31, 2008 and 2007, and for the period
of Inception (October 20, 2002) to December 31, 2008

	For the Year Ended December 31,		For the Period October 30, 2002 to
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(5,807,353)	$(5,463,958)	$(24,556,491)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash compensation	339,768	2,488,843	7,148,127
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares
	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares
	-	-	(378,198)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	418,473	-	574,880
Amortization of discount on notes payable	218,280	-	1,225,215
Depreciation and amortization	16,572	14,916	69,087
Changes in operating assets and liabilities:
Deposits	-	(4,868)	(4,868)
Prepaid services and other assets	114,447	(7,317)	70,472
Accounts payable and accrued expenses	(69,683)	516,346	1,108,680

Net cash used in operating activities	(4,769,496)	(2,456,038)	(13,219,476)

Cash flows from investing activities:
Acquisition of property and equipment	(19,648)	(24,945)	(85,077)

Net cash used in investing activities	(19,648)	(24,945)	(85,077)

Cash flows from financing activities:
Proceeds from notes payable and cash advances	7,715,000	-	9,668,375
Principal payments on notes payable and demand loans	-	(50,000)	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	11,250	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	7,726,250	(50,000)	16,462,779

Net increase (decrease) in cash and cash equivalents	2,937,106	(2,530,983)	3,158,226

Cash and cash equivalents at beginning of period	221,120	2,752,103	-

Cash and cash equivalents at end of period	$3,158,226	$221,120	$3,158,226

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows for the year ended
December 31, 2008 and 2007, and for the period
of Inception (October 20, 2002) to December 31, 2008
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$40,998	$9,737	$127,051

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$-	$230,000	$3,177,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange for interest	$114,585	$-	$150,585

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$339,768	$2,258,843	$3,718,260

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to Officer, previously accrued	$-	$-	$41,416

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$44,706	$44,706

Issuance of shares as commission for equity fundraising	$-	$5,483	$5,483

Value of warrants issued for financing	$1,568,215	$-	$1,568,215

The accompanying notes are an integral part of these audited consolidated financial statements

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Business

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through its wholly-owned subsidiary ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drug candidates for use as possible countermeasures for homeland security threats, including radiological, chemical and biological agents, and to meet the commercial need for similar beneficial effects in conditions such as radiation therapy, influenza, anthrax and potentially other microbial ailments. The Company’s research and development efforts are at a very early stage and the Company’s potential drug candidates have only undergone pre-clinical testing in small animals. From its inception through the date of these consolidated financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. Significant inter-company transactions have been eliminated in consolidation.

On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged.  Accordingly, the effect of the reverse-split has been presented in the accompanying consolidated financial statement and footnote disclosures with a retroactive adjustment to earlier periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2008 and 2007, the Company incurred losses from operations of $5,807,353 and $5,463,958, respectively. This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Long-lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2008.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2008, 2007 and 2006, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $24,556,491 from its inception (October 30, 2002) through December 31, 2008. The Company incurred a net loss of $5,807,353 and $4,769,496 from operations during the years ended December 31, 2008 and 2007, respectively. The Company has net working capital of $1,017,318 with cash and cash equivalents of $3,158,226 at December 31, 2008 versus a net working capital deficit of $624,773 and cash and cash equivalents of $221,120 at December 31, 2007.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are recognized when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2008, and 2007 and the period from October 30, 2002 (date of inception) to December 31, 2008 were $1,291,710, $541,589, and $2,859,896 respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2008.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

a) Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b) Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c) Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company’s case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

The Company’s long-term debt is the only item that is subject to SFAS 157 as of December 31, 2008 as follows:

Other observable inputs (level 1)	$6,793,952
Un-observable inputs (level 3)	$-

Prepaid services and other current assets

Prepaid services and other current assets at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
Prepaid monitoring fees	$140,625	$-
Prepaid insurance	44,929	29,502
Prepaid services	22,834	27,500
Prepaid car lease	11,865	27,689
Salary advance	1,765	2,025
Total prepaid services and other current assets	$222,018	$86,716

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,378 and $7,128 as of December 31, 2008 and 2007, respectively.

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Website	5 years
Furniture	7 years

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the years ended December 31, 2008 or 2007.

Reclassifications

Certain reclassifications have been made in prior year's consolidated financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired company at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of adopting SFAS 141(R) will depend on the magnitude and frequency of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2008 and December 31, 2007 consists of the following:

	December 31, 2008	December 31, 2007
Office Equipment	$49,909	$45,670
Office Fixtures and Furniture	30,568	19,758
Website	27,100	22,500
Licensed Proprietary Rights	9,250	9,250
	116,827	97,178
Accumulated Depreciation and Amortization	(75,480)	(58,908)
	$41,347	$38,270

Depreciation and amortization expense included as a charge to income amounted to $16,572, $14,916, and $69,087 for the years ended December 31, 2008 and 2007 and from the period of inception (October 30, 2002) to December 31, 2008, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Accounts payable and accrued liabilities	$776,319	$852,411
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Accrued payroll	-	2,092
Credit cards	45,266	36,765
State income tax payable	3,200	3,200
	$862,926	$932,609

NOTE 4 - RELATED-PARTY TRANSACTIONS

Credit Card Lines of Credit

The Company has a line of credit with Bank of America for $25,000. Our Chief Executive Officer Michael Wilhelm personally guarantees this line of credit. At year end December 31, 2008 and 2007, the Company had an outstanding balance on the credit card of $21,474 and $21,027, respectively.

The Company has a second line of credit with Bank of America for $35,000. Our Chief Executive Officer Michael Wilhelm personally guarantees this line of credit. At year end December 31, 2008 and 2007, the Company had an outstanding balance on the credit card of $23,792 and $15,739, respectively.

Employment Agreements

President and Chief Executive Officer:

On August 10, 2005, the Company entered into a new employment agreement with its President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum. The salary will be subject to adjustment of at least 10% per year at the end of each year. The Company also agreed to defend and indemnify, to the fullest extent permitted by the Company's certificate of incorporation and bylaws and the Delaware General Corporation Law, Mr. Wilhelm and hold him harmless against any liability that he incurs within the scope of his employment under the agreement. The agreement also provides for the following various bonus incentives:

i) A target incentive bonus in cash and/or stock if the Company consummates a transaction with any unaffiliated third party such as an equity or debt financing, acquisition, merger , strategic partnership or other similar transaction.

ii) A one time grant of an option to purchase 200,000 shares (post-split) of the Company's common stock at an exercise price equal to the fair market value per share on the date option is granted.

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

During the twelve months ended December 31, 2008, Mr. Wilhelm received $90,750 and $59,250 as a target incentive bonus for the consummation of a debt financing with an unaffiliated third party in January and June, respectively.  In addition, Mr. Wilhelm received $150,000 and 833,334 shares (post-split) of common stock with a fair value of $250,000.00 as a target incentive bonus for the consummation of a debt financing with an unaffiliated third party.  During the twelve months ended December 31, 2008, the Company charged to operations the fair value of $250,000, for the stock issuance to Mr. Wilhelm.

Mr. Wilhelm did not receive any options during the twelve months ended December 31, 2008.

During the twelve months ended December 31, 2007, options held by Mr. Wilhelm to purchase an aggregate of 202,395 shares (post-split) of common stock were vested under with a fair value of $471,457 were vested.  In addition, Mr. Wilhelm was granted ten year options to purchase an additional 200,000 shares (post-split) of common stock at a price of $1.66 per share, and 50,000 shares (post-split) of common stock at $1.95 per share.  During the twelve months ended December 31, 2007, the Company charged to operations the fair value of $330,975 and $81,112, respectively, for these option grants to Mr. Wilhelm.

Chief Financial Officer:

Pursuant to our employment agreement with John N. Fermanis, our Chief Financial Officer, dated February 15, 2005, we paid a salary of $60,000 until the Company completed a financing of $500,000 or more. This occurred on March 4, 2005 when the Company completed a Tender Offer for warrants totaling $1,190,857 net of fees. From March 4, 2005, until December 31, 2005, we paid an annual salary of $85,000. Thereafter, we paid an annual salary of $98,000 for the second year ending December 31, 2006 and an annual salary of $112,000 for the third year ending December 31, 2007. Mr. Fermanis' salary is payable in regular installments in accordance with the customary payroll practices of the Company. Mr. Fermanis also received 10,000 shares (post-split) of the Company's common stock, which were earned at the rate of 1/12 or 833 (post-split) per month beginning January 2005. The Company charged to operations the market value of these shares as of the first day of each month. For the twelve months ended December 31, 2006, the Company charged $41,416 to operations for the issuance of 10,000 shares (post-split) to Mr. Fermanis. This amount is carried in accrued liabilities at December 31, 2006.

On April 3, 2008, the Company entered into a new employment agreement with John Fermanis effective January 1, 2008 continuing his employment as Chief Financial Officer of the Company and its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. for a period of two years.  Mr. Fermanis’ previous employment agreement with the Company expired on December 31, 2007. On the same day, the Company also approved a change of control agreement with Mr. Fermanis effective January 1, 2008.

Pursuant to terms of the employment agreement, Mr. Fermanis will be compensated at an annual base salary of $130,000 for the first year and $140,000 for the second year.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The employment agreement has a term of two years, subject to early termination provisions.

In connection with Mr. Fermanis’ new employment agreement, the Company also entered into a change of control agreement.

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

Mr. Fermanis did not receive any options during the twelve months ended December 31, 2008.

During the year ended December 31, 2007, Mr. Fermanis was granted ten year options to purchase 900,000 shares of common stock at $0.166 per share, and 500,000 shares of common stock at $0.195 per share. The Company charged to operations the fair value of $148,939 and $81,112, respectively, for these option grants to Mr. Fermanis.

Senior Director Of Product Development And Regulatory Affairs:

Pursuant to our employment agreement with Dr. Hal N. Siegel, our Senior Director of Product Development and Regulatory Affairs, dated October 23, 2006, we will pay an annual base salary of $200,000 for the first year and $210,000 for the second year. Dr. Siegel will also be eligible for discretionary bonuses under the Company's stock option plan during his employment. In addition, Dr. Siegel received options with a term of five years to purchase 20,000 shares (post-split) of common stock of the Company. The options are exercisable at $2.00 per share. The employment agreement has a term of two years, subject to early termination provisions. Upon termination of Dr. Sigel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Dr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.

On December 19, 2008, the "Company, through its wholly-owned subsidiary ImmuneRegen BioSciences, Inc., approved a new employment agreement with Hal N. Siegel as Vice President and Chief Scientific Officer of the Company. Mr. Siegel, who is also a member of the Company's Board of Directors and has served as Vice President and Chief Scientific Officer of the Company since November, 2007, also entered into a change of control agreement with the Company. The effective date of these agreements is October 24, 2008.

Pursuant to terms of the employment agreement, Mr. Siegel will be compensated at an annual base salary of $225,000 for the first year and $247,500 for the second year.  Mr. Siegel also is entitled to a sign-on cash bonus of $20,000. Fifty percent of the sign-on bonus ($10,000) shall be paid upon the signing of this agreement and fifty percent ($10,000) shall be paid within 90 days of signing this agreement.  Mr. Siegel will also be eligible for bonuses in the form of cash or discretionary stock awards under the Company's stock option plan upon approval of the Company's Board of Directors. The employment agreement has a term of two years, subject to early termination provisions. The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and with 30 days notice without cause. Mr. Siegel may terminate the employment agreement for any reason with 30 days notice. Upon termination of Mr. Siegel's employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or an amount equal to six months salary, whichever is greater, along with any accrued vacation at the time of the termination. Pursuant to the terms of the employment agreement, Mr. Siegel may not compete against the Company, and he may not solicit the Company's customers during the term of the agreement and for a period of three years following the termination of his employment agreement. Mr. Siegel also may not disclose any confidential information regarding the Company during or within three years after his employment.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with the Company's compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by the Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement. The change of control agreement commences on the Effective Date and continues until the earlier of (i) the termination of Mr. Siegel's employment with Company, if the termination is prior to a change of control or (ii) subsequent to a Change of Control Date the earlier of (x) the termination of Mr. Siegel's employment absent involuntary termination or (y) the one-year anniversary of a change of control.

Dr. Siegel did not receive any options during the twelve months ended December 31, 2008.

During the year ended December 31, 2007, Dr. Siegel was granted ten-year options to purchase 110,000 shares of common stock (post-split) at $1.66 per share, and 50,000 shares of common stock (post-split) at $1.95 per share. The Company charged to operations the fair value of $182,050 and $81,112, respectively, for these option grants to Dr. Siegel.

Board Of Directors

During the year ended December 31, 2008, the Company granted to a board members ten-year options to purchase an aggregate of 25,000 shares of common stock at a price of $0.66 and additional ten-year options to purchase an aggregate of 150,000 shares of common stock at a price of $0.15 per share. The Company charged to operations the fair value of $71,909 for these option grants to board members.

During the year ended December 31, 2007, the Company granted to board members ten-year options to purchase an aggregate of 325,000 shares of common stock at a price of $1.66 per share. The Company charged to operations the fair value of $537,834 for these option grants to board members.

NOTE 5 - NOTES PAYABLE

Restructure With Regard to Debentures Held by YA Global Investments, L.P.

On July 18, 2008 YA Global Investments, L.P. agreed to waive application of the provisions of debentures it holds pursuant to the amendment to the Company’s Certificate of Incorporation.  Further, the Company has agreed to increase the share reserve as defined in the debenture.  In addition, the Company and YA Global have agreed to amend the debentures to reduce the conversion price of the debenture from $2.00 to $1.50.

Waiver and Amendment of YA Global Investments, L.P. Debentures and Warrants and Issuance of Additional Warrants

The Company previously issued to YA Global a Secured Convertible Debenture dated January 3, 2008 in the principal sum of $2 million and a Secured Convertible Debenture dated June 12, 2008 in the principal sum of $1 million (collectively, the “YA Convertible Debentures”) pursuant to a Securities Purchase Agreement dated January 3, 2008 (the “YA Agreement”).  The YA Convertible Debentures are convertible into shares of the Company’s Common Stock (the “YA Conversion Shares”).  Pursuant to the YA Agreement, the Company also issued to YA Global warrants (the “YA Warrants”) to purchase 7,500,000 shares of Common Stock (the “YA Warrant Shares”).  On August 8, 2008, in consideration for YA Global’s consent to the Company conducting and closing the Financing, the Company and YA Global agreed to amend the YA Convertible Debentures to increase the annual interest rate from 8% to 10% and adjust the Conversion Price to $1.50 (the “Amended Debentures”).  Additionally, under the Amended Debentures, YA Global may elect on or after December 31, 2009 to have the Company redeem up to $1.5 million of the YA Global Debentures as well as the payment of a redemption premium of 20% of the principal amount redeemed.  The Company may also pay the interest on the Amended Debentures, at the Company’s option, in cash, 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share, or, subject to the satisfaction of certain specified equity conditions, in shares of the Company’s Common Stock.  All overdue accrued and unpaid interest to be paid on the Amended Debentures shall be subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law that accrues daily until all overdue amounts are paid in full.

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

Note Issued To YA Global Investments, L.P. For Accrued Interest

On September 30, 2008, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $70,424.66 in interest accrued during the three months ended September 30, 2008, net of a credit of $1,536.12 to adjust interest payments that were made through June 30, 2008.

On December 31, 2008, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $75,000 in interest accrued during the three months ended December 31, 2008.

Purchase Agreement with Funds Managed by Brencourt Advisors, LLC

On August 8, 2008, the Company entered into a Securities Purchase Agreement with certain funds for which Brencourt Advisors, LLC is the investment manager (the “Buyers”), pursuant to which the Buyers agreed to purchase from the Company (i) up to $5 million of 10% subordinated secured convertible debentures (the “Convertible Debentures”), which shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to acquire up to 2,500,000 additional shares of Common Stock (the “Warrants”) (the “Financing”).  The Warrants are exercisable after the six month and one day anniversary from the date of issuance and have a term of exercise equal to five years.

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

The Convertible Debentures mature on August 8, 2013, unless extended by the holders, and accrue interest at the rate of 10% per annum.  Interest is payable in cash quarterly on the last day of each calendar quarter beginning on September 30, 2008, or at the Company’s option (i) if “Equity Conditions” (as defined in the Convertible Debentures) are satisfied, it may be paid by the issuance of Common Stock or (ii) by issuance of a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share.  The Company was required to prepay interest for the first and last quarters of the term of the Convertible Debentures.  The prepaid interest was paid by the issuance of an aggregate of 378,421 shares of common stock to note holders for prepayment of interest in the amount of $125,000 for the last quarter of the term and allocated against the debt discount. This will be amortized over the term of the note. The Convertible Debentures are convertible at any time at the option of the holders into shares of the Company’s Common Stock at a price equal to $1.55 per share.

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

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On December 31, 2008, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued three 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended December 31, 2008.

As of December 31, 2008 and 2007 notes payable consist of:

	December 31, 2008	December 31,2007
YA Global Investments, L.P. Debentures	$3,000,000	$-
Note Issued To YA Global Investments, L.P. For Accrued Interest	143,889	-
Brencourt Advisors, LLC Debentures	5,000,000	-
Note Issued To Brencourt Advisors, LLC For Accrued Interest	125,000	-
Less: Debt discount	(1,474,937)
Total note payable	6,793,952	-
Less: current portion of notes payable	1,500,000	-
Total long term portion of notes payable	5,293,952	-

Aggregate maturities of long-term debt as of December 31, 2008 are as follows:

For the twelve months ended December 31	Amount
2009	1,500,000
2010	1,500,000
2011
2012
2013 and beyond	5,268,889
$8,268,889

NOTE 6 - CAPITAL STOCK

Common stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2008. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.

In July, 2003 a 1 for 20 reverse stock split of the Company's common stock was effected. On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Total authorized shares and par value remain unchanged. Accordingly, the effect of the reverse and subsequent forward split has been presented in the accompanying financial statement and footnote disclosures. On June 28, 2006, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000. On June 27, 2008, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 250,000,000 to 450,000,000.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged.  Accordingly, the effect of the reverse-split has been presented in the accompanying financial statement and footnote disclosures with a retroactive adjustment to earlier periods presented. As of December 31, 2008 the Company has 12,264,191 shares of common stock issued and outstanding.

During the year ended December 31, 2002, the Company issued an aggregate of 145,919 shares of common stock to employees and consultants for services in the amount of $9,782. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 1,661,228 shares of common stock to its founders in exchange for a proprietary license charged to operations, valued at $9,250. The Company also issued an aggregate of 18,558 shares of common stock (post-split) in exchange for $31,001, net of costs and fees.

During the year ended December 31, 2003, the Company issued an aggregate of 26,759 shares of common stock to consultants for services in the amount of $37,280. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 215,510 shares of common stock in exchange for $300,000 of previously incurred debt. The Company also issued an aggregate of 38,343 shares of common stock (post-split) in exchange for $65,000 net of costs and fees. In July, 2003, the Company issued 236,813 in connection with the Company's acquisition and merger with GPN Network, Inc. (see Note 1.)

During the year ended December 31, 2004, the Company issued an aggregate of 548,128 shares of common stock to consultants for services in the amount of $2,877,872. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 30,000 shares of common stock as with a fair value of $36,000 as interest on a note payable. In addition, in conjunction with a private placement of stock (see below), the Company issued 685,506 shares of common stock in exchange for $630,591 of previously incurred debt and accrued interest. In addition, the Company issued 59,000 shares of common stock in exchange for $65,000 of previously issued debt. Total debt exchanged for stock during the year ended December 31, 2004 was $695,591 of debt and interest for 774,506 shares of common stock. The Company also sold an aggregate of 1,816,000 shares of common stock in exchange for $1,971,045 cash, net of costs and fees. The Company also sold 800 shares of common stock for $1,200. The Company also issued an aggregate of 490,000 shares of common stock  to its investment bankers as fees. The Company also issued 125,775 shares of common stock in settlement of $157,219 of accounts payable. In addition, the Company issued an aggregate 144,000 shares of common stock to an officer and a director in satisfaction $180,000 of liabilities.

During the year ended December 31, 2005, the Company issued 10,000 shares of common stock to a consultant for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 23,215 shares of common stock as with a fair value of $65,003 in exchange for previously issued debt and accrued interest. In addition, 660,078 shares of common stock were sold for cash of $1,390,856 net of costs pursuant to a tender offer to certain of the Company’s warrant holders whereby the exercise price of the warrants was temporarily reduced. The Company also issued 8,000 shares of common stock for cash of $4,000 pursuant to the exercise of a warrant at a price of $0.50 per share.

During the year ended December 31, 2006, the Company issued 10,000 shares of common stock to its Chief Financial Officer with a fair value of $41,416, which was previously accrued.  The Company also issued 3,446 shares of S-8 common stock at $1.25 per share to a consultant for services provided for business development. In addition, the Company issued 1,929 shares of common stock at $1.25 per share to an investor for the conversion of accrued interest. The Company issued 1,632 shares of common stock at $1.25 per share to an investor for the conversion of accrued interest. The Company issued 1,345 shares of common stock at $1.00 per share to an investor for the conversion of accrued interest. The Company issued 500 shares of common stock at $0.90 per share for the exercise of warrants by an investor. The Company issued 415,080 shares of common stock for the penalty for late registration of shares, which were previously accrued.

During the year ended December 31, 2007, the Company issued 584,260 shares of common stock as commission for the Company’s equity financing. In addition, the Company issued 29,804 shares of common stock to a consultant for services in the amount of $44,706 which were incurred during the year ended December 31, 2006.  All valuations for common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. In addition, the Company issued 29,804 shares of common stock at a price of $1.50 per share to an employee in satisfaction on a liability previously accrued.  The Company also issued 40,000 shares of common stock at a price of $1.55 per share to a consultant for services to be performed through June 2007.  In addition, the Company issued 10,000 shares of common stock at a price of $1.50 per share to a consultant for services to be performed through March 2007.

During the year ended December 31, 2008, the Company issued 293,389 shares of common stock as payment for accrued interest of $114,585.  In addition, the Company issued 378,422 shares of common stock for pre-payment of $125,000 of interest.  The Company issued 30,000 shares to a consultant for services at $1.10 per share.  The company issued 100,000 shares of common stock, valued at $120,000, as a finders fee.  The Company also issued 30,000 shares for the exercise of warrants at $0.375.  Due to the rounding of shares from the 1-for-10 reverse stock split, the Company issued 126 common shares.  The Company agreed to issue 833,334 shares as a target incentive bonus to an officer; however, as these shares were not issued in 2008, the Company recorded the fair value of these shares, $250,000, as common stock subscribed.

Mr. Wilhelm received $150,000 and 833,334 shares of common stock with a fair value of $250,000.00 as a target incentive bonus for the consummation of a debt financing with an unaffiliated third party.  During the twelve months ended December 31, 2008, the Company charged to operations the fair value of $250,000, for the stock issuance to Mr. Wilhelm.

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

Included in the $2,450,000 sale was conversion of $180,000 of accrued salary and consulting fees due to an officer and a Director of the Company. The number of shares of common stock issued pursuant to the Private Placement was 1,960,000, along with warrants to purchase an additional 908,000 shares, plus warrants to purchase an additional 72,000 shares issued to the officer and Director. The Company also issued an additional 490,000 shares of common stock to its investment banker as commission. The investment bankers did not acquire any warrants pursuant to this transaction.

Pursuant to the terms of the Private Placement, each Unit was sold for $10,000 (the "Unit Price") and consisted of the following:

(a) a number of shares (the "Shares") of common stock of the Registrant, par value $0.001 per share (the "Common Stock"), determined by dividing: (i) the Unit Price by (ii) $1.25; and

(b) a warrant (each a "Warrant" and collectively, the "Warrants") to purchase, at any time prior to the fifth (5th) anniversary following the date of issuance of the Warrant, a number of shares of Common Stock equal to fifty percent (50%) of the number of Shares included within the Unit, at a price equal to five dollars ($5.00) per share of Common Stock.

In consideration of the investment, the Company granted to each investor certain registration rights and anti-dilution rights. The Company is obligated to file a registration statement for the shares of common stock issued in the private placement and shares of common stock underlying the warrants issued in the private placement within 30 days of the final closing date of October 26, 2004, or November 25, 2004. The Company is also obligated to effectuate the registration statement within 90 days of the final closing date of October 26, 2004, or January 24, 2005. Failure to meet either of these deadlines results in the Company subject to a penalty of a 2% increase in the number of shares to be registered, or 46,120 shares and warrants to purchase an additional 18,160 shares, for every 30 day period beyond the deadline date. As of the date of the financial statements, the registration statement has not been deemed effective and as a result, the Company has incurred penalties in the amount of $2,061,683 representing the obligation to issue an additional 524,231 shares of common stock and warrants to purchase an additional 206,419 shares of common stock at a price of $5.00 per share. The accrued penalties in connection with the issuance of the shares of common stock is included in accounts payable and accrued expenses at December 31, 2005.

In conjunction with raising capital through the private placement of our common stock, the Company issued a warrant that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the 980,000 warrants and an additional 206,419 penalty warrants at their respective dates of issuance has been recorded as a warrant liability on the balance sheet ($638,838) and the change in fair value from the date of issuance to December 31, 2005 has been included in other income (expense). The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 79%, (3) risk-free interest rate of 4.5%, and (4) expected life of 5 years. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity.

For the year ended December 31, 2006 the fair value of the warrants issued with registration rights decreased by approximately $123,505 to $182,236 at August 21, 2006 and is recognized in other income (expense). On August 21, 2006, the Company issued the 163,440 warrants to purchase shares of common stock in satisfaction of the penalty due to investors for the late registration of shares.

In October 2004, the Company converted certain notes payable with an aggregate principal amount of $558,500 plus accrued interest of $56,757 for a total of $630,328 into Units with terms identical to those provided to investors in the Private Placement. The number of shares of common stock issued via these note conversions was 669,415 along with warrants to purchase an additional 334,708 shares.

Also in October 2004, the Company entered into settlement agreements with certain creditors whereby for full and complete satisfaction of claims totaling an aggregate of $157,219 the Company issued Units with terms identical to those provided to investors in the Private Placement. The number of shares of common stock issued via these creditor conversions was 125,775, along with warrants to purchase an additional 62,887 shares.

On January 24, 2005, the Company made a tender offer to certain of the Company's stockholders whereby the exercise price of certain warrants issued in October 2004 (the "Warrants") would be reduced from $5.00 to $2.00 per share. In March 2005, 660,078 shares of common stock were sold pursuant to this offer for aggregate proceeds of $1,320,156 less costs of $129,300.

In June 2005, the Company issued 8,000 shares of common stock pursuant to the exercise of a warrant at a price of $0.50 per share.

In July 2005, the Company issued 23,215 shares of common stock at a price of $2.80 per share pursuant to the conversion of a note payable.

In August 2005, the Company issued 10,000 shares of common stock pursuant to an agreement with a service provider. The fair value of these shares of $10,000 was amortized over the life of the contract, from July 2004 to July 2005.

In March 2006, the Company issued 10,000 shares of common stock to its Chief Financial Officer for a total compensation of $41,416. These shares were earned, and accrued during the year ended December 31, 2006.

In May 2006, the Company issued 3,446 shares of S-8 common stock at $1.25 per share to a consultant for services provided for business development.

In May 2006, the Company issued 1,929 shares of common stock at $1.25 per share to an investor for the conversion of accrued interest.

In May 2006, the Company issued 1,632 shares of common stock at $1.25 per share to an investor for the conversion of accrued interest.

In May 2006, the Company issued 1,345 shares of common stock at $1.00 per share to an investor for the conversion of accrued interest.

In June 2006, the Company issued 500 shares of common stock at $0.90 per share for the exercise of warrants by an investor.

In August 2006, the Company issued 415,080 shares of common stock for the penalty for late registration of shares, which were previously accrued.

During the fourth quarter of 2006, we completed a private placement, whereby we sold an aggregate of $5,482,600 worth of units to accredited investors. Each unit was sold for $25,000 and consisted of (a) a number of shares of our common stock determined by dividing the unit price by $1.60, and (b) a five-year warrant to purchase a number of shares of our common stock equal to 50% of the number of shares included within the unit, at $5.00 per share. We issued in the private placement an aggregate of 3,426,625 shares of our common stock and warrants to purchase 1,713,313 shares of our common stock. In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. We agreed that not before 180 days after the closing of the private placement and not later than 190 days thereafter, that we will file with the SEC a registration statement to register these shares along with the shares underlying these warrants. In the event that we fail to comply with the filing deadline, there shall be a 1% penalty for each 30 day period (or pro rata portion thereof) paid to each investor in cash or additional shares. This penalty amounts to an aggregate of 34,266 shares and 17,133 warrants per 30 day period until a registration statement that includes these shares and warrants is filed or 12 months. As of December 31, 2006, we are not subject to any penalty. As placement agent for the private placement, Joseph Stevens & Co., Inc. and its designees received 548,260 shares of our common stock upon the closing of the private placement.

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

The Company completed the private placement with the following three transactions:

On October 4, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $2,276,500 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $1,841,724 after costs of $434,776. The number of share of common stock issued pursuant to the Private Placement was 1,422,813, along with warrants to purchase an additional 711,406 shares.

On October 26, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $2,697,100 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $2,344,020 after costs of $353,080. The number of share of common stock issued pursuant to the Private Placement was 1,685,688, along with warrants to purchase an additional 842,844 shares.

On December 6, 2006, the Company completed the closing of a private placement of its common stock whereby the Company sold an aggregate of $509,000 worth of units to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $427,805 after costs of $81,195. The number of share of common stock issued pursuant to the Private Placement was 318,125, along with warrants to purchase an additional 159,063 shares.

In January 2007, the Company issued 548,260 shares of common stock as commission for the Company’s equity financing completed during the year ended December 31, 2006. These shares were shown as common stock subscribed on the Company’s balance sheet at December 31, 2006.

In January 2007, the Company issued 29,804 shares of common stock at a price of $1.50 per share to an employee in satisfaction of a liability previously accrued.

In January 2007, the Company issued 40,000 shares of common stock at a price of $1.55 per share to a consultant for services to be performed through June 2007.

In January 2007, the Company issued 10,000 shares of common stock at a price of $1.50 per share to a consultant for services to be performed through March 2007.

In February 2008, pursuant to an agreement dated, November 5, 2007, the Company agreed to issue 30,000 shares of common stock to a consultant for services to be provided over the next year.

In February 2008, pursuant to an agreement dated, November 20, 2007, the Company agreed to issue 100,000 shares of common stock to a consultant for services provided.

In March 2008, the Company issued 39,500 shares of common stock to a note holder for accrued interest in the amount of $19,276.

In July 2008, the Company issued 28,220 shares of common stock to a note holder for accrued interest in the amount of $19,726 through June 30, 2008.

In July 2008, the Company issued 2,822 shares of common stock to a note holder for accrued interest in the amount of $1,972 through June 30, 2008.

In July 2008, the Company issued 30,000 shares of common stock at a price of $1.10 per share to a consultant for services to be performed through November 2008.

In July 2008, the Company issued 100,000 shares of common stock at a price of $1.20 per share to a consultant for services.

In July 2008, the Company issued an aggregate of 30,000 shares of common stock at $0.375 per share for the exercise of warrants by five investors.

In August 2008, the Company issued an aggregate of 222,847 shares of common stock to note holders for prepayment of interest for the period ended September 30, 2008 in the amount of $73,611.

In August 2008, the Company issued an aggregate of 378,422 shares of common stock to note holders for prepayment of interest for the last quarter of the term of the notes in the amount of $125,000.

In August 2008, the Company issued 126 shares of common stock to investors for rounding associated with the 1-for-10 reverse stock split of its common stock on July 10, 2008.

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were not issued as of December 31, 2008 and the fair value of these shares of $250,000 has been recorded as common stock subscribed at December 31, 2008.

Shares and warrants issued due to late filing of registration statement

In October 2004, we completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. We issued in the private placement an aggregate of 1,960,000 shares of our common stock and warrants to purchase 980,000 shares of our common stock. We agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or we would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete this registration. This penalty amounts to an aggregate of 46,120 shares and 18,160 warrants per 30 day period until such a time as this registration statement is made effective. We were unable to register the securities as required.

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

In August 2006, we reached an agreement with the investors in the private placement of October 2004 which limits the number of warrants and shares which we are obligated to issue pursuant to the penalty calculation to an aggregate of 18% of the number of original number of shares and warrants issued in the October 2004 private placement. This agreement limits the number of shares and warrants issuable pursuant to the penalty calculation to an aggregate of 415,080 shares and warrants to purchase an additional 163,440 shares, respectively. This resulted in a decrease in the number of share issuable 247,511 (with a fair value of $816,785) and a decrease in the number of warrant shares of 97,459 (with a fair value of $177,789). This resulted in a net realized gain of $994,574.

In August 2006, we issued 415,080 shares and warrants to purchase 163,440 shares and relieved accrued liabilities in the aggregate amount of $1,053,904.

For the twelve months ended December 31, 2006 the Company marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

NOTE 7- STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options as defined by Section 422(b) if the Internal Revenue Code, nonstatutory stock options (collectively, the “Stock Options”) and awards of restricted stock and deferred stock and to sell shares of common stock of the company (“Common Stock”) pursuant to the exercise of such stock options for up to an aggregate of 646,532 shares (post-split). The options will have a term not to exceed ten years from the date of the grant.

On June 28, 2006, our stockholders voted to approve an amendment to our 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of our common stock reserved and available for issuance under the Plan from 360,000 to 2,000,000.

Through December 31, 2002, GPN had granted pre-merger stock options to certain employees and consultants which are exercisable over various periods through March 2010. These stock options are currently held by the company outside of this Plan.

In July 2006, the Company issued options to purchase 189,697 shares of common stock with an exercise price of $2.3 1 per share to our Chief Executive Officer. The options vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter.

In September 2006, the Company issued options to purchase 350,000 shares of common stock with an exercise price of $2.20 per share to our Chief Executive Officer. The options vest 50% after thirty days of continued employment with the balance in equal monthly installments for one year thereafter.

In October 2006, the Company issued options to purchase 20,000 shares of common stock with an exercise price of $2.00 to an employee.

In January 2007, the Company issued options to purchase 10,000 shares of common stock with an exercise price of $1.275 per share to an employee. The options vest 1,250 every quarter for the next two years. The amount will be charged to operations as the options vest.

On April 24, 2007, the Board of Directors of the Company appointed a new director, Robert J. Hariri, M.D., Ph.D., to the company's Board of Directors to fill a vacant directorship. For his service as a member of the company’s Board of Directors, the company granted to Dr. Hariri under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 100,000 shares of common stock at an exercise price per share equal to $1.66 to vest within 30 days.

On May 14, 2007, the Board of Directors of the Company appointed a new director, Lance K. Gordon, Ph.D., to the company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the company’s Board of Directors, the company granted to Dr. Gordon under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 100,000 shares of common stock at $1.66 to vest within 30 days.

In July 2007, the Company issued options to purchase 400,000 shares of common stock with an exercise price of $1.66 per share to three officers.  The Company charged to operations the fair value of $661,949 during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 206,000 shares of common stock with an exercise price of $1.95 per share to various employees.  The Company charged to operations the fair value of $334,183 during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 325,000 shares of common stock with an exercise price of $1.66 per share to the directors of the company.  The options vested 30 days after issuance.  The Company charged to operations the amount of $537,834, the value of the options, during the year ended December 31, 2007

In July 2007, the Company issued options to purchase 59,000 shares of common stock with exercise prices ranging from $1.66 to $1.95 to consultants.  The options vested 30 days after issuance.  The Company charged to operations the amount of $75,167, the value of the options, during the year ended December 31, 2007.

In July 2007, the Company issued options to purchase 10,000 shares of common stock with an exercise price of $1.95 to a consultant.  These options vest 1,200 per quarter for the next year.  The Company charged to operations the amount of $5,828, the value of the vested options during the year ended December 31, 2007.

On November 1, 2007, the Board of Directors of the Company appointed a new director, Jerome B. Zeldis, M.D., Ph.D., to the company's Board of Directors to fill a vacant directorship. Subject to the Board’s approval, for his service as a member of the company’s Board of Directors, the company granted to Dr. Zeldis under the Company’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, a non-qualified stock option to purchase 100,000 shares of common stock.  On March 31, 2008, the Company granted 25,000 of these options with an exercise price of $0.66. The options vested 30 days after issuance.  The Company charged to operations the amount of $19,625, the value of the options, during the year ended December 31, 2008.   On November 26, 2008, the Company granted the remaining 75,000 stock options with an exercise price of $0.15.  The options vested 30 days after issuance.  The Company charged to operations the amount of $26,142, the value of the options, during the year ended December 31, 2008.

In December 2007, the Company agreed to issue options to purchase 11,747 shares of common stock to members of its advisory boards. The company charged to operations $6,875, the value of the options during the year ended December 31, 2007.  In March 2008, these options were issued with an exercise price of $2.50.

In March 2008, the Company issued options to purchase 3,000 shares of common stock with an exercise price of $0.78 per share to two employees, options to purchase 50% or 1,500 shares vest in 30 days and options to purchase the remaining 50% or 1,500 shares vest over twelve months.  The amount will be charged to operations as the options vest.  The Company charged to operations the fair value of $1,708 during the year ended December 31, 2008.

On November 26, 2008, the Company granted 75,000 stock options with an exercise price of $0.15 to a Director.  The options vested 30 days after issuance.  The Company charged to operations the amount of $26,142, the value of the options, during the year ended December 31, 2008.

During the year ended December 31, 2008, options to purchase a total of 199,372 shares of common stock were vested, comprised of 175,000 options held by directors, 7,625 held by employees and 16,747 held by consultants.  The Company charged to operations the amount of $89,768 for the value of the options during the year ended December 31, 2007.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan December 31, 2008.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-2.20	1,558,000	7.06	$0.10-2.20	1,557,625	7.06
2.30-2.50	201,444	2.52	2.30-2.50	201,444	2.52
3.10	100	1.95	3.10	100	1.95
3.30	10,303	1.64	3.30	10,303	1.64
4.40	15,000	1.50	4.40	15,000	1.50
250.00	6,321	1.25	250.00	6,321	1.25
	1,791,168	6.45		1,790,793	6.45

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	6,321	$250.00
Granted	--	--
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2004	6,321	$250.00
Granted	25,403	3.95
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2005	31,724	$52.98
Granted	559,697	2.23
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2006	591,421	$4.95
Granted	1,010,000	1.70
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	1,601,421	$2.92
Granted	189,747	0.37
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2008	1,791,168	2.65

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $244. During the year ended December 31, 2008 the Company charged $89,768 to operations related to recognized stock-based compensation expense for employees and directors stock options.

Warrants

At December 31, 2002, the Company had outstanding warrants to purchase 2,694 shares of common stock at $8.35 per share.

During the year ended December 31, 2003, the Company issued warrants to purchase 16,957 shares of common stock at prices ranging from $1.25 to $10.00 per share to eight service providers. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $85,860. This amount was charged to expense on the Company's financial statements for the twelve months ending December 31, 2003.

In October 2003, pursuant to the Amended Note agreements, the Company issued the Amended Note Warrants to purchase 24,500 shares of its common stock at a price of $10.00 per share. The Company valued the Amended Note Warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $189,937. This amount was recorded as a discount to the Amended Notes and an addition to paid-in capital, and was charged to expense over the term of the notes, or 180 days. During the twelve months ended December 31, 2003, the Company recognized $84,169 of expense in relation to these warrants. During the twelve months ended December 31, 2004, the remaining $105,768 was charged to operations.

In October, November, and December 2003, pursuant to the note agreements, the Company issued warrants to purchase 39,100 shares of its common stock at a price of $10.00 per share.

As an additional incentive to investors in secured convertible promissory notes, the Company provided five-year warrants to purchase that number of shares of common stock equal to one-half the initial principal amount of the notes. The exercise price of the warrants is equal to 60% of the price per share paid by investors in a future equity financing. The warrants are not considered granted until the completion of the reorganization financing. In accordance with EITF 00-27, because the reorganization financing had not occurred at December 31, 2003, the Company ascribed no value to the warrants at December 31, 2003. At the time of the first closing of the private placement in October 2004, warrants to purchase a total of 44,449 shares of common stock at $0.75 per share were issued. The value of these warrants was computed utilizing the Black-Scholes valuation model, and the total value of these warrants, or $112,562 was charged to operations during the twelve months ended December 31, 2004.

The Company has outstanding warrants to purchase 25,000 shares of common stock (post split) at $3.00 (post-split) per share which were issued in 2002 by its predecessor company GPN Network.

In April through June 2004, the Company issued warrants to purchase 3,250 shares at price ranging from $2.50 to $20.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,318 to operations during the twelve months ended December 31, 2004.

In May 2004, the Company issued a warrant to its President and a warrant to a Director, each warrant to purchase 50,000 shares of common stock at a price of $2.50 per share. The warrants were issued as performance bonuses. The Company valued these warrants using the Black-Scholes model, and charged the amount of $134,604 for each warrant, or a total of $269,208, to operations during the twelve months ended December 31, 2004.

In October 2004, the Company issued a warrant to its President to purchase 44,898 shares at a price of $1.25 (post-split) per share as a performance bonus for achieving certain objectives. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

In November and December 2004, the Company issued a warrant to purchase 5,000 shares of its common stock at a price of $1.25 per share and a warrant to purchase 1,000 shares of its common stock at a price of $0.75 per share to two members of its advisory boards. The Company valued these warrants using the Black-Scholes valuation model, and charged the aggregate amount of $16,348 to operations during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase 908,000 shares of its common stock at a price of $5.00 per share to the investors in its private placement of equity securities. The Company allocated $607,922 of the total proceeds of $1,971,845 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase an aggregate of 72,000 shares of its common stock at a price of $5.00 per share to the an officer and a director for converting a total of $180,000 of amounts owed to these individuals for accrued salary and accrued consulting fees. The Company allocated $56,067 of the total proceeds of $180,000 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase 334,708 shares of its common stock at a price of $5.00 per share to the convertible note holders who invested its private placement of equity securities via conversion of their notes. The Company allocated $191,111 of the total amount converted of $615,328 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In October 2004, the Company issued warrants to purchase 62,887 shares of its common stock at a price of $5.00 per share to the vendors who invested in its private placement of equity securities via conversion of amounts owed to them by the Company. The Company allocated $48,579 of the total amount converted of $157,219 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2004.

In April through June 2004, the Company issued warrants to purchase 7,750 shares of its common stock at prices ranging from $2.50 to $20.00 per share to certain investors as additional incentive under notes payable agreements. The Company valued these warrants using the Black-Scholes model, and charged the amount of $17,915 to additional paid-in capital during the twelve months ended December 31, 2004.

In July and August 2004, the Company issued warrants to purchase 74,428 shares of its common stock at prices ranging from $0.50 to $20.00 per share to certain investors as additional incentive under notes payable agreements. The Company valued these warrants using the Black-Scholes model, and charged the amount of $72,252 to additional paid-in capital during the twelve months ended December 31, 2004.

During the three months ended March 31, 2005, the Company issued warrants to purchase 26,803 shares of common stock at prices ranging from $1.25 to $10.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $137,049 to operations during the twelve months ended December 31, 2005.

During the three months ended June 30, 2005, the Company issued warrants to purchase 36,681 shares of common stock at prices ranging from $0.38 to $10.00 per share to consultants and advisory board members. The Company also cancelled warrants to purchase 12,353 shares of common stock at a price of $20.00 per share. The Company valued these issuance and cancellations using the Black-Scholes valuation model, and charged the amount of $103,772 to operations during the twelve months ended December 31, 2005.

Also during the three months ended June 30, 2005, warrants to purchase 8,000 shares of common stock at a price of $0.50 per share were exercised.

During the three months ended September 30, 2005, the Company issued warrants to purchase 7,725 shares of common stock at prices ranging from $1.25 to $10.00 per share to consultants and advisory board members. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $20,491 to operations during the twelve months ended December 31, 2005.

In October and December 2005, the Company issued warrants to purchase 6,247 shares of common stock at prices ranging from $1.25 to $10.00 to consultants and advisory board members for services provided. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $18,399 to operations during the twelve months ended December 31, 2005.

During the three months ended March 31, 2006, the Company issued warrants to purchase 6,150 shares of common stock at prices ranging from $1.25 to $10.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,399 to operations during the three months ended March 31, 2006.

During the three months ended June 30, 2006, the Company issued warrants to purchase 8,465 shares of common stock at prices ranging from $2.00 to $10.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $8,819 to operations during the three months ended June 30, 2006.

Also during the three months ended June 30, 2006, an investor exercised a warrant to purchase 500 shares of the Company's common stock at a price of $0.90 per share.

During the three months ended September 30, 2006, the Company issued warrants to purchase 4,600 shares of common stock at prices ranging from $2.00 to $10.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $3,495 to operations during the three months ended September 30, 2006.

During the three months ended September 30, 2006, the Company issued warrants to purchase 30,000 shares of common stock at $2.50 to our Chief Executive Officer, Michael Wilhelm. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $41,278 to operations during the three months ended September 30, 2006.

Also, during the three months ended September 30, 2006, the Company issued warrants to purchase 6,250 shares of common stock at $1.58 to our Chief Financial Officer, John Fermanis per the terms of his employment agreement. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $9,596 to operations during the three months ended September 30, 2006.

During the three months ended September 30, 2006, the Company issued warrants to purchase an additional 163,440 shares of common stock at a price of $5.00 per share in satisfaction of the penalty due to investors for the late registration of shares. The Company had accrued the value of these warrants using the Black-Scholes valuation model, and relieved the accrued liability of $258,986.

In October 2006, the Company issued warrants to purchase 711,406 shares of its common stock at a price of $5.00 per share to the investors in its first closing of private placement of equity securities. The Company allocated $804,003 of the total proceeds of $1,057,640 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

In October 2006, the Company issued warrants to purchase 842,844 shares of its common stock at a price of $5.00 per share to the investors in its second closing of private placement of equity securities. The Company allocated $759,384 of the total proceeds of $2,344,020 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

In October 2006, the Company issued warrants to purchase 159,063 shares of its common stock at a price of $5.00 per share to the investors in its final closing of private placement of equity securities. The Company allocated $162,952 of the total proceeds of $427,805 to the warrants, and charged this amount to additional paid-in capital during the twelve months ended December 31, 2006.

During the three months ended December 31, 2006, the Company issued warrants to purchase 4,350 shares of common stock at prices ranging from $2.00 to $10.00 to consultants for services performed. The Company valued these warrants using the Black-Scholes valuation model, and charged the amount of $1,974 to operations during the three months ended December 31, 2006.

In April 2007, the Company issued warrants to purchase 500,000 shares of common stock to a consultant.  The warrants vest 75,000 immediately and 17,708 every month for the next two years. The Company charged to operations the amount of $166,997, representing the value of the warrants that vested during the year ended December 31, 2007.  Pursuant to an agreement dated June 6, 2008, the Company cancelled 336,458 of these common stock purchase warrants that were previously outstanding.  The Company credited to operations the amount of $38,599, representing the value of the warrants that vested during period ending December 31, 2008.

In July 2008, five accredited investors exercised warrants to purchase an aggregate of 30,000 shares of the Company’s common stock at a price of $0.375 per share.

In January 2008, the Company issued warrants to purchase 750,000 shares of common stock pursuant to a financing agreement. These warrants were valued using the guidance of EITF 00-27, resulting in a value of $226,754. In August 2008, the Company and YA Global agreed to amend the warrants to adjust the exercise price to $2.00 and to reduce the shares to 750,000 pursuant to the terms of the warrant as a result of the Company’s 1 for 10 reverse stock split, thereby increasing the value of the warrants by $60,092.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of December 31, 2008, the remaining discount to the convertible notes payable is $200,901.

In August 2008, the Company and YA Global agreed to issue to YA Global warrants to purchase an additional 750,000 shares of Common Stock on or before December 31, 2012 at an exercise price of $2.00, subject to adjustment.  Holders of the warrants are limited in their right to exercise the warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the common stock following such exercise, except within 60 days of the expiration date.  These warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $286,846.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of December 31, 2008, the remaining discount to the convertible notes payable is $237,390.

In August 2008, the Company issued warrants to purchase 1,075,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $427,658.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2008, the remaining discount to the convertible notes payable is $392,020.

In August 2008, the Company issued warrants to purchase 25,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $9,946.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2008, the remaining discount to the convertible notes payable is $9,117.

In August 2008, the Company issued warrants to purchase 1,400,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of EITF 00-27, resulting in a value of $556,949.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2008, the remaining discount to the convertible notes payable is $510,537.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company as of December 31, 2008. These warrants were granted in lieu of cash for compensation for services performed of financing expenses and in connection with placement of convertible debentures.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	19,080	0.57	$0.50-1.00	19,080	0.57
1.25-2.20	4,154,073	4.60	1.25-2.20	4,154,073	4.60
2.30-5.60	2,834,017	2.14	2.30-5.60	2,834,017	2.14
10.00	13,150	0.58	10.00	13,150	0.58
20.00	655	0.57	20.00	655	0.57
	7,020,975	3.59		7,020,975	3.59

Transactions involving warrants are summarized as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	83,251	$8.23
Granted	1,683,120	4.68
Exercised	(660,078)	5.00
Cancelled or expired	--	--
Outstanding at December 31, 2004	1,106,293	$4.75
Granted	75,747	4.36
Exercised	(8,000)	0.50
Canceled or expired	(12,353)	20.00
Outstanding at December 31, 2005	1,161,687	$4.59
Granted	1,936,567	3.21
Exercised	(500)	0.90
Cancelled or expired	(32,600)	10.00
Outstanding at December 31, 2006	3,065,154	$3.66
Granted	500,000	2.83
Exercised	-	-
Cancelled or expired	(49,090)	3.76
Outstanding at December 31, 2007	3,516,064	$3.54
Granted	4,000,000	2.00
Exercised	(30,000)	0.38
Cancelled or expired	(465,090)	3.79
Outstanding at December 31, 2008	7,020,974	$2.66

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.50 to 4.25%	4.75%
Expected stock price volatility	82.54 to 169.3%	87.71%
Expected dividend payout	-	-
Expected warrant life-years	3 to 5.5	3 to 5

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Leases

As of March 17, 2009, our corporate headquarters are located at 8777 E. Via de Ventura, Scottsdale, Arizona, 85258, where we have leased approximately 1,943 square feet of office space through March 31, 2013. Our rent expense for the first two months of occupancy will be $0 per month; months 3-12 will be $3,400.25 plus tax per month and will increase to $3,665.79 plus tax per month in months 13-24.

Rent expense amounted to $86,166 for the year ended December 31, 2008, $38,778 for the year ended December 31, 2007 and $256,505 for the period from October 30, 2002 (inception) through December 31, 2008.

Future minimum payments under non-cancelable leases with terms in excess of one year as of December 31, 2008 were as follows:

2009	$56,000
2010	43,194
2011	44,748
Total	$143,942

Employment and Consulting Agreements

The Company has employment agreements with the President/Chief Executive Officer, Chief Financial Officer and Senior Director Of Product Development And Regulatory Affairs. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information. The employment agreements include financial commitments related to severance and change of control provisions.

The Company has consulting agreements with outside contractors to provide financial and scientific advisory services. The Agreements are generally for a term of 12 months from inception.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $16,315,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,710,250. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2008 are as follows:

Non Current:
Net operating loss carry forward	$5,710,250
Valuation allowance	(5,710,250)
Net deferred tax asset	$-

NOTE 10 - SUBSEQUENT EVENTS

Convertible Debentures Sold For Accrued Interest

Amendment to Lease

On March 31, 2009, we sold a 0% interest convertible debenture to YA Global, who is an accredited investor, per the terms of a securities purchase agreement. The debentures have a five year term of exercise and a minimum conversion price of $0.30 per share as payment of $75,000.00 in interest accrued during the three months ended March 31, 2009.

On March 31, 2009, we sold 0% interest convertible debenture to four note holders, who are accredited investors, per the terms of a securities purchase agreement. The debentures have a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000.00 in interest accrued during the three months ended March 31, 2009.

Shares Issued to President and CEO

On March 17, 2009 we agreed to an amendment to our two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc., effective April 1, 2009 to relocate our headquarters to a 1,943 square foot suite within the Bay Colony Executive Center located at 8777 E. Via de Ventura, Suite 280, Scottsdale, Arizona 85258 and extends our current lease obligation of its office lease term to 48 months ending March 31, 2013.  Our minimum monthly rent expense under the amended lease is $3,400.25 plus tax per month in the first year starting June 1, 2009 and will increase to $3,665.79 plus tax per month in the second year, $3,749.99 plus tax in the third year and $3,845.52 plus tax in the fourth year.  In addition, as per the amendment, we will be charged no rent for April and May 2009.  We are also be responsible for our proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock with a fair value of $250,000.00 to Michael K. Wilhelm, the Company’s President and Chief Executive Officer, as a target incentive bonus for the consummation of a debt financing with an unaffiliated third party. In January 2009, the Company issued these shares to Michael K. Wilhelm.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on form 10-K, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2007 (described below) which has not been fully remediated as of December 31, 2008, we have concluded that as of December 31, 2008, our disclosure controls and procedures were ineffective.

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

In 2008 we took various steps to remediate the deficiencies that gave rise to this material weakness.  We formed an audit committee in June 2008.  Additionally, in the second quarter ended June 30, 2008, we restructured our existing personnel in order to create a full-time equivalent position in our accounting and analysis processes.  We also took other measures, including evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls and using an external consultant to review our control procedures to assure compliance and enhancement, as needed, to existing controls, to remediate the material weakness.  In the fourth quarter, we provided additional education to our employees regarding our code of ethics, standard operating procedures, stock trading policy and our whistle blower hotline.  During the fourth quarter we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of December 31, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1(h)	Certificate of Amendment filed with the Delaware Secretary of State on June 27, 2008.

3.1(i)	Certificate of Amendment filed with the Delaware Secretary of State on July 10, 2008.

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

4.3
Amendment No. 1 to IR BioSciences Holdings, Inc. 2003 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to Annex B to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 5, 2006).

4.4
Amendment No. 2 (titled “Amendment No. 3”) to IR BioSciences Holdings, Inc. 2003 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix B to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 9, 2008).

4.5
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

4.7
Form of Anti-Dilution Rights (Annex B to Subscription Agreement) by and between the Registrant and each of the Investors who entered into the Agreements filed as Exhibits 10.6 and 10.8 herewith (incorporated by reference to exhibit 4.3 of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2004).

4.8
Promissory Note issued from the Registrant to SBM Certificate Company as of April 28, 2004 (incorporated by reference to exhibit 4.6 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

4.8
Form of Warrant by and between the Registrant and each of the investors who entered into the Subscription Agreements filed as Exhibits 10.18, 10.19 and 10.20 herewith (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2006).

4.10
8% Secured Convertible Debenture due December 31, 2010, issued to YA Global Investments, L.P., dated January 3, 2008 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

4.11
Common Stock Purchase Warrant, issued to YA Global Investments, L.P., dated January 3, 2008 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2008).

4.12
8% Secured Convertible Debenture due May 31, 2011 in the amount of $1,000,000, issued to YA Global Investments, L.P., dated June 12, 2008 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 17, 2008)

4.13
Amendment Number 1 to 8% Secured Convertible Debenture in the amounts of $2,000,000 and $1,000,000, issued to YA Global Investments, L.P., dated January 3, 2008 and June 12, 2008, respectively (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2008).

4.14
Waiver of Application of Provisions Under Secured Convertible Debenture between the Company and YA Global Investments, L.P. dated July 18, 2008 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2008).

4.15
Form of 10% Secured Convertible Debenture due August 8, 2013 dated August 8, 2008 issued to Funds Managed by Brencourt Advisors LLC (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

4.16
Form of Common Stock Purchase Warrant dated August 8, 2008 issued to Funds Managed by Brencourt Advisors LLC (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008)

Exhibit Number	Description of Exhibit

4.17
Amendment Number 2 to 8% Secured Convertible Debenture in the amount of $2,000,000 issued to YA Global Investments, L.P., dated January 3, 2008 (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

4.18
Amendment Number 2 to 8% Secured Convertible Debenture in the amount of $1,000,000 issued to YA Global Investments, L.P., dated June 12, 2008 (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008)

4.19
Amendment Number 1 to Common Stock Purchase Warrant, issued to YA Global Investments, L.P., dated August 8, 2008 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008)

4.20
Common Stock Purchase Warrant, issued to YA Global Investments, L.P., dated August 8, 2008 incorporated by reference from Exhibit 4.6 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

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

10.8
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

10.11
Proforma invoice/quotation dated November 7, 2005 from Sigma-Aldrich, Inc. to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.15 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 16, 2005).

10.12
Letter of acceptance dated October 2, 2003, from Huntingdon Life Sciences to ImmuneRegen BioSciences, Inc., a subsidiary of the Registrant (incorporated by reference to exhibit 10.16 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on February 22, 2006).

10.13
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

10.18
Form of Subscription Agreement entered into as of October 4, 2006 between the Registrant and each of the Investors set forth on the Schedule of Investors contained therein. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2006).

10.19
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

10.21
Agreement dated May 14, 2007 by and between the Company and Dr. Lance K. Gordon (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007).

10.22
Agreement dated August 14, 2007 by and between the Company and Dr. Robert J. Hariri Gordon (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2007).

10.23
Office Lease dated October 25, 2007 by and between the Company and Bay Colony Executive Center-West, a division of BC Management Company, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2007).

Exhibit Number	Description of Exhibit

10.24
Amendment for an Extension to Lease Term and to Relocate to Suite 280 at the Bay Colony Executive Center - East dated March 17, 2009 by and between the Company and Bay Colony Executive Center-West, a division of BC Management Company, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2009).

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

10.33
Employment Agreement dated January 1, 2008 by and between the Company and John Fermanis (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 2008).

10.34
Change of Control Agreement dated January 1, 2008 by and between the Company and John Fermanis (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 2008).

10.35
Securities Purchase Agreement, dated as of August 8, 2008, by and among the Company, ImmuneRegen BioSciences, Inc., and certain funds managed by Brencourt Advisors, LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

10.36
Guaranty Agreement dated as of August 8, 2008, executed by ImmuneRegen BioSciences, Inc. in favor of certain funds managed by Brencourt Advisors, LLC (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

10.37
Security Agreement dated as of August 8, 2008, by and among the Company, ImmuneRegen BioSciences, Inc., and certain funds managed by Brencourt Advisors, LLC (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

10.38
Patent Security Agreement dated as of August 8, 2008, by and among the Company, ImmuneRegen BioSciences, Inc. and certain funds managed by Brencourt Advisors, LLC (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2008).

10.39
Employment Agreement dated October 24, 2008 by and between the Company and Hal Siegel (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

10.40
Change of Control Agreement dated October 24, 2008 by and between the Company and Hal Siegel (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

21.1
Subsidiaries of Registrant (incorporated by reference to exhibit 21.1 of the Registrant's registration statement on Form SB-2 (File No. 333-120784) filed with the Securities and Exchange Commission on November 24, 2004).

23.1	Consent of RBSM LLP

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

IR BIOSCIENCES HOLDINGS, INC.

Date: March 31, 2009	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2009

/s/ John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Theodore E. Staahl, M.D.	Director	March 31, 2009

/s/ Hal N. Siegel, Ph.D.	Director	March 31, 2009

/s/ Lance K. Gordon, Ph.D.	Director	March 31, 2009

/s/ Robert J. Hariri, M.D., Ph.D.	Director	March 31, 2009

/s/ Jerome B. Zeldis, M.D., Ph.D.	Director	March 31, 2009