Form 10-Q
period 2009-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2009-05-15
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant's common stock as of May 8, 2009 was 13,097,525.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Losses for the three months ended March 31, 2009 and 2008, and for the period of inception (October 30, 2002) to March 31, 2009 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to March 31, 2009 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the period of inception (October 30, 2002) to March 31, 2009 (unaudited)	F-15
	Notes to Condensed Consolidated Financial Statements	F-17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	9
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	9
ITEM 5.	OTHER INFORMATION	9
ITEM 6.	EXHIBITS	9

Signatures		10

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
And December 31, 2008

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Current assets

Cash and cash equivalents	$2,217,726	$3,158,226
Prepaid services and other current assets (note 1)	188,964	222,018

Total current assets	2,406,690	3,380,244

Deposits and other assets (note 1)	7,378	7,378

Furniture and equipment, net of accumulated depreciation of
$80,962 and $75,480, respectively (note 2)	37,365	41,347

Total assets	$2,451,433	$3,428,969

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities (note 4)	$750,650	$862,926
Current portion of notes payable (note 5)	1,500,000	1,500,000
Redemption option liability	75,000	-

Total current liabilities	2,325,650	2,362,926

Derivative liability (note 6)	1,486,900	-
Notes payable, net of discount of $3,364,053 (note 5)	3,604,836	5,293,952

Total liabilities	7,417,386	7,656,878

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
13,097,525 shares and 12,264,191 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	13,098	12,265
Additional paid-in capital	18,459,152	20,066,317
Common stock subscribed (note 7)	-	250,000
Deficit Accumulated during the Development Stage	(23,438,203)	(24,556,491)
Total stockholder's deficit	(4,965,953)	(4,227,909)

Total liabilities and stockholder’s deficit	$2,451,433	$3,428,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three months ended March 31, 2009 and 2008,
and for the period of inception (October 30, 2002) to March 31, 2009
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative from Inception (October 30, 2002) March 31, 2009
Revenue	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	844,910	1,176,907	21,954,864
Merger fees and costs	-	-	350,000
Impairment of intangible asset	-	-	6,393
Total operating expenses	844,910	1,176,907	22,311,257

Operating loss	(844,910)	(1,176,907)	(22,311,257)

Other expense:
Cost of penalty for late registration of shares	-	-	2,192,160
(Gain) loss from marking to market - warrant portion
of penalty for late registration of shares	-	-	(378,198)
(Gain) loss from marketing to market - stock portion
of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from change in fair value of derivative liability	732,295	-	(2,840,670)
Financing cost	31,250	-	300,625
Interest (income) expense, net	532,592	46,327	2,602,543
Total other (income) expense	1,296,137	46,327	1,116,402

Loss before income taxes	(2,141,047)	(1,223,234)	(23,427,659)

Provision for income taxes	-	-	(10,544)

Net loss	$(2,141,047)	$(1,223,234)	$(23,438,203)

Net loss per share - basic and diluted	$(0.16)	$(0.11)	$(3.26)

Weighted average shares outstanding -
basic and diluted	13,041,969	11,488,517	7,189,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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
From Date of Inception (October 30, 2002) to March 31, 2009
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2009
(Unaudited)
(Continued)

		Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	-	-	(1,856,576)	-	-	3,259,335	1,402,759

Common stock issued pursuant to agreement for capital raise previously accrued in August 2008 at $0.30 per share	833,334	833	249,167	-	(250,000)	-	-

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Loss for the three months ended March 31, 2009	-	-	-	-	-	(2,141,047)	(2,141,047)

Balance at March 31, 2009	13,097,525	$13,098	$18,459,152	$-	$-	$(23,438,203)	$(4,965,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to March 31, 2009
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative from Inception (October 30, 2002) to March 31, 2009
Cash flows from operating activities:
Net loss	$(2,141,047)	$(1,223,234)	$(23,438,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	244	55,432	7,148,371
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty
for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty
for late registration of shares	-	-	(378,198)
Change in fair value of derivative liability	732,295	-	(2,840,670)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	200,000	-	774,880
Amortization of discount on notes payable	268,248	18,896	1,807,093
Redemption Option Liability	75,000	-	75,000
Depreciation and amortization	5,482	3,993	74,569
Changes in operating assets and liabilities:
Increase in deposits	-	-	(4,868)
Decrease in prepaid services and other assets	33,054	35,831	103,526
Increase / (Decrease) in accounts payable and accrued expenses	(112,276)	(239,972)	996,404

Net cash used in operating activities	(939,000)	(1,349,054)	(14,158,476)

Cash flows from investing activities:
Acquisition of property and equipment	(1,500)	(1,597)	(86,577)

Net cash used in investing activities	(1,500)	(1,597)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	1,825,000	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	1,825,000	16,462,779

Net increase (decrease) in cash and cash equivalents	(940,500)	474,349	2,217,726

Cash and cash equivalents at beginning of period	3,158,226	221,120	-

Cash and cash equivalents at end of period	$2,217,726	$695,469	$2,217,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to March 31, 2009
(Unaudited)
(continued)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative from Inception (October 30, 2002) to March 31, 2009
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$19,299	$127,051

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$-	$33,000	$3,177,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$-	$-	$150,585

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$244	$43,453	$3,718,504

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in connection
with the late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to officer, previously accrued	$-	$-	$41,416

Value of options issued to members of advisory board	$-	$3,729	$3,729

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$-	$44,706

Stock issued as commission for equity fundraising	$-	$1,000	$5,483

Value of warrants issued for financing	$-	$226,754	$1,568,215

Revaluation of derivative liability	$732,295	$-	$(2,840,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 30, 2009.

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

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

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

A summary of option activity under the Company’s stock option plan as of March 31, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,791,168	$2.65
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	1,791,168	$2.65

Non-vested at March 31, 2009	-	$-
Exercisable at March 31, 2009	1,791,168	$2.65

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.14 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $0. The total fair value of options vested during the three months ended March 31, 2009 was $244.

Interim financial statements

The accompanying balance sheet as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 and 2008, and for the period of inception (October 30, 2002) to March 31, 2009, and the statements of cash flows for three months ended March 31, 2009 and 2008, and from the period of inception (October 30, 2002) to March 31, 2009 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets

Prepaid services and other current assets at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Prepaid monitoring fees	$109,375	$140,625
Prepaid insurance	31,179	44,929
Prepaid services	40,500	22,834
Prepaid car lease	7,910	11,865
Salary advance	-	1,765
Total prepaid services and other current assets	$188,964	$222,018

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,378 and $7,378 as of March 31, 2009 and December 31, 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the three months ended March 31, 2009 or during the year ended December 31, 2008.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 6

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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

Note 2 – Furniture and equipment

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Website	5 years
Furniture	7 years

Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $5,482 and $3,993, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2009 was $74,569.  Company’s furniture and equipment consists of the following:

	March 31, 2009	December 31, 2008
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	27,100
Licensed Proprietary Rights	9,250	9,250
	118,327	116,827
Accumulated Depreciation and Amortization	(80,962)	(75,480)
	$37,365	$41,347

Note 3 - Related Party Transactions

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer.  These shares were not issued as of December 31, 2008 and the value of the shares in the amount of $250,000 was recorded in common stock subscribed at September 30, 2008.  During the three months ended March 31, 2009, the Company issued the 833,334 shares of common stock.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Accounts payable and accrued liabilities	$662,590	$776,319
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Accrued payroll	8,090	-
Credit cards	38,629	45,266
State income tax payable	3,200	3,200
	$750,650	$862,926

Note 5 - Notes Payable

Note Issued To YA Global Investments, L.P. For Accrued Interest

On March 31, 2009, per the terms of the amended Securities Purchase Agreement with YA Global Investments, L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended March 31, 2009.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On March 31, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended March 31, 2009.

As of March 31, 2009 and December 31, 2008 notes payable consist of:

	March 31, 2009	December 31, 2008
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	218,889	143,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	250,000	125,000
Less: Debt discount	(3,364,053)	(1,474,937)
Total note payable	$5,104,863	$6,793,952
Less: current portion of notes payable	1,500,000	1,500,000
Total long term portion of notes payable	$3,604,836	$5,293,952

Aggregate maturities of debt as of March 31, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$1,500,000
2010	1,500,000
2011
2012
2013 and beyond	5,468,889
$8,468,889

Note 6 – Derivative Liability

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  The Company has entered into certain debenture and warrant agreements which contain a strike price adjustment feature, which upon adoption of EITF 07-5, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.   During the first quarter of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with EITF 07-5, a derivative liability of $1,486,900 related to the debenture conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of March 31, 2009.  During the three months ended March 31, 2009, we recorded a loss of $732,295 related to the change in fair value of the debenture conversion feature and warrants.

As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157, “Fair Value Measurements.” The other liabilities recorded at fair value in the balance sheet as of March 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Notes payable				$5,104,863
Derivative liability				$1,486,900

In accordance with EITF 07-5, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	March 31,
	2009	2009
Expected volatility	189.77%	315.34%
Expected life (years)	4.40-5.51	4.15-5.26
Risk free interest rate	1.13%	1.31%
Forfeiture rate	-	-
Dividend rate	-	-

Note 7 - Equity

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

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer.  The value of the shares in the amount of $250,000 has been recorded as common stock subscribed at December 31, 2008.  During the three months ended March 31, 2009, the Company issued the 833,334 shares of common stock.

Options

The Company issued no options during the three months ended March 31, 2009.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan March 31, 2009.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-2.20	1,558,000	6.81	$0.10-2.20	1,558,000	6.81
2.30-2.50	201,444	2.27	2.30-2.50	201,444	2.27
3.10	100	1.70	3.10	100	1.70
3.30	10,303	1.39	3.30	10,303	1.39
4.40	15,000	1.25	4.40	15,000	1.25
250.00	6,321	1.00	250.00	6,321	1.00
	1,791,168	6.20		1,791,168	6.20

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	1,791,168	$2.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2009	1,791,168	$2.65

Non-vested at March 31, 2009	-	$-
Exercisable March 31, 2009	1,791,168	$2.65

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.14 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $0. During the three months ended March 31, 2009 the Company charged $244 to operations related to recognized stock-based compensation expense for employees and directors stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended March 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Risk-free interest rate at grant date	1.31%	2.50 to 4.25%
Expected stock price volatility	315.3%	92.8%
Expected dividend payout	-	-
Expected option life-years	3 to 5	3 to 5

Warrants

The Company issued no warrants during the three months ended March 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	19,080	0.33	$0.50-1.00	19,080	0.33
1.25-2.20	4,106,675	4.40	1.25-2.20	4,106,675	4.40
2.30-5.60	2,783,017	1.93	2.30-5.60	2,783,017	1.93
10.00	9,000	0.48	10.00	9,000	0.48
20.00	655	0.32	20.00	655	0.32
	6,918,427	3.39		6,918,427	3.39

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,020,975	$2.66
Granted	-	-
Exercised	-	-
Cancelled or expired	(102,548)	2.26
Outstanding at March 31, 2009	6,918,427	$2.67

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. All statements other than historical facts contained in this report, including statements regarding our future financial position and revenues, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 30, 2009.

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

To date, we have not obtained regulatory approval for, or commercialized any applications, using Homspera or any of its derivatives.  We have incurred significant losses since our inception and we expect to incur annual losses for at least the next three years as we continue with our drug research and development efforts.3

Results of Operations for the Three Month Periods Ended March 31, 2009 and March 31, 2008

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

Cost and Expenses

From our inception through March 31, 2009, we have incurred losses of $23,438,203. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services and interest expense.

For the three months ending March 31, 2009, Sales, General and Administrative expenses (“SG&A”) were $844,910, a decrease of $331,997 or approximately 28% compared to SG&A expenses of $1,176,907 during the three months ended March 31, 2008. The year over year decrease was primarily due to a decrease in non-cash compensation, lower payroll expenses, lower legal and accounting costs, and lower research and development costs.  For the three months ended March 31, 2009, this amount consisted primarily of payroll and related expenses of $285,404, research and development costs of $184,401, legal and accounting costs of $158,079, consulting and professional fees of $50,654 and insurance costs of $39,288.  We expect SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $31,250 for the three months ended March 31, 2009, a 100% increase compared to financing costs of $0 during the three months ended March 31, 2008.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

For the three months ending March 31, 2009, interest expense (net) was $532,592; an increase of $486,265 or approximately 1050% compared to interest expense of $46,327 for the three months ended March 31, 2008. Interest expense increased during the three months ended March 31, 2009 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. dated June 12, 2008, and interest costs relating to the securities purchase agreement with Brencourt Advisors, LLC dated August 8, 2008.

We expect interest expense to remain flat during the coming twelve months.

Net Loss

Our net loss for the three months ended March 31, 2009 was $2,141,047 or $0.16 per share, an increase of $917,813 or approximately 75% compared to a net loss of $1,223,234 for the three months ended March 31, 2008.  In addition to the year over year variances described above, the increase in Net Loss was primarily due to a loss in the three month period ending March 31, 2009 of $732,295which was due to the change in value of the equity-linked financial instruments as  mandated by Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  (See Note 6 of the Notes to condensed consolidated financial statements,  March 31, 2009 – Derivative Liabilities).

Going Concern

Our independent certified public accountants have stated in their report included in our annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 30, 2009 that we have incurred a net loss and negative cash flows from operations of $5,807,353 and $4,769,496, respectively, for the year ended December 31, 2008. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern. We currently have sufficient working capital to fund operations through December 2009.  In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond December 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate revenue in the coming twelve months, and our costs are likely to increase as continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

Plan of Operations

We expect to continue to incur operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to Radilex, Viprovex and any other proposed product, if any, derived from Homspera and general and administrative activities.

The preliminary results of our pre-clinical studies using Homspera, Radilex and Viprovex may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all.

Product Research and Development

We incurred expenses of $184,403 for the three months ended March 31, 2009 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $222,171 for the three months ended March 31, 2008. From our inception in October 2002, we have spent $3,044,299 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through March 31, 2009, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had current assets of $2,406,690 consisting of cash and cash equivalents of $2,217,726, and prepaid assets and other current assets of $188,964. Also, at March 31, 2009, we had current liabilities of $2,325,650 consisting of accounts payable and accrued liabilities of $750,650, notes payable of $1,500,000 and redemption option liability of $75,000. This resulted in working capital of $81,040. During the three months ended March 31, 2009, we used cash in operating activities of $939,000. From the date of inception (October 30, 2002) to March 31, 2009, we had a net loss of $23,438,203 and used cash of $14,158,476 in operating activities. We met our cash requirements from our inception (October 30, 2002) through March 31, 2009 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to March 31, 2009, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  Based on our current plan of operations all of our current funding is expected to be depleted by the end of December 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our registered independent certified public accountants have stated in their report included in our annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 that the Company's recurring losses and negative cash flow raise substantial doubt about the Company's ability to continue as a going concern.

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

We currently have $8,468,889 in notes payable, of which $1,500,000 is current and payable on December 31, 2009.    An additional $1,500,000 matures on December 31, 2010 and the remaining balance of $5,468,889 will mature in 2013 and beyond.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended March 31, 2009. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

In the three months ending March 31, 2009 we made significant staff reductions, eliminating two employees from the science department, one from the finance department and two administrative personnel.

As of March 31, 2009 we currently have five full-time total employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; one scientific program manager; and, one administrative personnel. From our inception through the period ended March 31, 2009, we have relied on the services of outside consultants for services.

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

We describe our significant accounting policies in the Notes to Consolidated Financial Statements included in our Annual Report on SEC Form 10-K filed with the Securities and Exchange Commission. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and or Plan of Operation in SEC Form 10-K.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 with the SEC on March 31, 2009 and as amended on April 30, 2009.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2008 (described below) which has not been fully remediated as of March 31, 2009, we have concluded that as of March 31, 2009, our disclosure controls and procedures were ineffective.

Changes in internal controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified a material weakness consisting of limited resources and a limited number of employees, namely, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

During the three months ending March 31, 2009 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of March 31, 2009.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures Sold For Accrued Interest

Note Issued To YA Global Investments, L.P. For Accrued Interest

On March 31, 2009, per the terms of the amended Securities Purchase Agreement with YA Global Investments L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended March 31, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On March 31, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended March 31, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuance of Restricted Common Shares to CEO

In August 2008, per the term of his employment agreement, the Company agreed to issue 833,334 shares of common stock to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were issued in January 2009. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer