Form 10-Q
period 2009-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2009-08-14
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant's common stock as of August 11, 2009 was 13,230,857.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Losses for the three and six months ended June 30, 2009 and 2008, and for the period of inception (October 30, 2002) to June 30, 2009 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to June 30, 2009 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and for the period of inception (October 30, 2002) to June 30, 2009 (unaudited)	F-15
	Notes to Condensed Consolidated Financial Statements	F-17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	11
ITEM 4.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13

Signatures		14

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
And December 31, 2008

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets

Cash and cash equivalents	$1,472,480	$3,158,226
Prepaid services and other current assets (note 1)	169,650	222,018

Total current assets	1,642,130	3,380,244

Deposits and other assets (note 1)	7,493	7,378

Furniture and equipment, net of accumulated depreciation of
$83,115 and $75,480, respectively (note 2)	35,212	41,347

Total assets	$1,684,835	$3,428,969

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities (note 4)	$792,929	$862,926
Current portion of notes payable (note 5)	1,500,000	1,500,000
Redemption option liability	150,000	-

Total current liabilities	2,442,929	2,362,926

Derivative liability (note 6)	2,264,480	-
Notes payable, net of discount of $3,234,871 and $1,474,937, respectively (note 5)	3,934,018	5,293,952

Total liabilities	8,641,427	7,656,878

Commitments and contingencies	-	-

Stockholders' deficit (note 7)
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value: 100,000,000 shares authorized; 13,097,525 shares and 12,264,191 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13,098	12,265

Additional paid-in capital	18,459,152	20,066,317
Common stock subscribed (note 7)	38,000	250,000
Deficit Accumulated during the development stage	(25,466,842)	(24,556,491)
Total stockholder's deficit	(6,956,592)	(4,227,909)

Total liabilities and stockholder’s deficit	$1,684,835	$3,428,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
For the three and six months ended June 30, 2009 and 2008,
and for the period of inception (October 30, 2002) to June 30, 2009
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period October 30, 2002 to
	2009	2008	2009	2008	June 30, 2009
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	819,958	834,512	1,664,868	2,011,419	22,774,822
Merger fees and costs	-	-	-	-	350,000
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	819,958	834,512	1,664,868	2,011,419	23,131,215

Operating loss	(819,958)	(834,512)	(1,664,868)	(2,011,419)	(23,131,215)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	-	-	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	-	-	-	(760,058)
(Gain) loss from change in fair value of derivative liability	644,265	-	1,376,560	-	(2,196,405)
Financing cost	31,250	-	62,500	-	331,875
Interest (income) expense, net	533,166	58,148	1,065,758	104,475	3,135,709

Total other (income) expense	1,208,681	58,148	2,504,818	104,475	2,325,083

Income (loss) before income taxes	(2,028,639)	(892,660)	(4,169,686)	(2,115,894)	(25,456,298)

Provision for income taxes	-	-	-	-	(10,544)

Net (loss)	$(2,028,639)	$(892,660)	$(4,169,686)	$(2,115,894)	$(25,466,842)

Net (loss) per share - basic and diluted	$(0.15)	$(0.08)	$(0.32)	$(0.18)	$(3.44)

Weighted average shares outstanding (post reverse stock split)- basic and diluted	13,097,525	11,600,451	13,069,901	11,481,627	7,410,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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
From Date of Inception (October 30, 2002) to June 30, 2009
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2009
(Unaudited)
(Continued)

				Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	-	-	(1,856,576)	-	-	3,259,335	1,402,759

Common stock issued pursuant to agreement for capital raise previously accrued in August 2008 at $0.30 per share	833,334	833	249,167	-	(250,000)	-	-

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Loss for the three months ended March 31, 2009	-	-	-	-	-	(2,141,047)	(2,141,047)

Balance at March 31, 2009	13,097,525	$13,098	$18,459,152	$-	$-	$(23,438,203)	$(4,965,953)

Common stock to be issued for consulting services performed from June to August 2009 at $0.19 per share	-	-	-	-	38,000	-	38,000

Loss for the three months ended June 30, 2009	-	-	-	-	-	(2,028,639)	(2,028,639)

Balance at June 30, 2009	13,097,525	$13,098	$18,459,152	$-	$38,000	$(25,466,842)	$(6,956,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to June 30, 2009
(Unaudited)

	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	from Inception
	June 30,	June 30,	(October 30, 2002) to
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(4,169,686)	$(2,115,894)	$(25,466,842)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	38,244	61,782	7,186,371
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
Change in fair value of derivative liability	1,376,560	-	(2,196,135)

Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	400,000	-	974,880
Amortization of discount on notes payable	530,745	37,792	2,069,320
Redemption Option Liability	150,000	-	150,000
Depreciation and amortization	7,635	54,861	76,722
Changes in operating assets and liabilities:
Increase in deposits	-	-	(4,868)
Decrease in prepaid services and other assets	52,253	25,962	122,725
Increase/(Decrease) in accounts payable and accrued expenses	(69,998)	(228,511)	1,038,682

Net cash used in operating activities	(1,684,246)	(2,164,008)	(14,903,722)

Cash flows from investing activities:
Acquisition of property and equipment	(1,500)	(1,597)	(86,577)

Net cash used in investing activities	(1,500)	(1,597)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	2,750,000	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	7,500	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	2,757,500	16,462,779

Net (decrease) increase in cash and cash equivalents	(1,685,746)	591,895	1,472,480

Cash and cash equivalents at beginning of period	3,158,226	221,120	-

Cash and cash equivalents at end of period	$1,472,480	$813,015	$1,472,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to June 30, 2009
(Unaudited)
(continued)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Cumulative from Inception (October 30, 2002) to June 30, 2009
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$40,998	$127,051

Taxes	$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired	-	-	-
Liabilities assumed	-	-	(120,799)
Common stock retained	-	-	(2,369)
Adjustment to additional paid-in capital	-	-	123,168
Organization costs	-	-	350,000
Total consideration paid	$-	$-	$350,000

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for services	$-	$33,000	$3,177,483

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Common stock issued in exchange as interest	$-	$19,276	$150,585

Amortization of beneficial conversion feature	$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered	$38,244	$61,782	$3,756,504

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director	$-	$-	$180,000

Common stock issued in satisfaction of accounts payable	$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005	$-	$-	$2,630,761

Amortization of deferred compensation	$-	$-	$202,486

Fair value of common stock and warrants in connection with the late filing of registration statement	$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares	$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares	$-	$-	$(456,603)

Impairment of intangible asset	$-	$-	$6,393

Issuance of stock to officer, previously accrued	$-	$-	$41,416

Value of options issued to members of advisory board	$-	$-	$3,729

Value of warrants issued to members of advisory board	$-	$-	$22,688

Services for note payable	$-	$-	$9,750

Issuance of shares for accounts payable	$-	$-	$44,706

Stock issued as commission for equity fundraising	$-	$120,000	$125,483

Value of warrants issued for financing	$-	$226,754	$1,568,215

Revaluation of derivative liability	$1,376,560	$-	$(2,196,135)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 30, 2009.

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

In July 2003, the Company effected a 1-for-20 reverse stock split of its common stock. In April 2004, the Company effected a 2-for-1 forward split of its common stock.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its total authorized shares of common stock to 100,000,000.  Par value remained unchanged as a result of the July 2008 stock split and reduction of authorized shares. Accordingly, the effect of the reverse-split has been presented in the accompanying unaudited condensed consolidated financial statement and footnote disclosures.

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

A summary of option activity under the Company’s stock option plan as of June 30, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,791,168	$2.65
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	1,791,168	$2.65

Non-vested at June 30, 2009	-	$-
Exercisable at June 30, 2009	1,791,168	$2.65

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.20 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $0. The total fair value of options vested during the three months ended June 30, 2009 was $0.

Interim financial statements

The accompanying balance sheet as of June 30, 2009, the statements of operations for the six-months ended June 30, 2009 and 2008, and for the period of inception (October 30, 2002) to June 30, 2009, and the statements of cash flows for the six months ended June 30, 2009 and 2008, and from the period of inception (October 30, 2002) to June 30, 2009 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets

Prepaid services and other current assets at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Prepaid monitoring fees	$78,125	$140,625
Prepaid insurance	21,668	44,929
Prepaid services	52,152	22,834
Prepaid car lease	3,955	11,865
Prepaid software	13,750	-
Salary advance	-	1,765
Total prepaid services and other current assets	$169,650	$222,018

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,493 and $7,378 as of June 30, 2009 and December 31, 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the three months ended June 30, 2009 or during the year ended December 31, 2008.

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

Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 was $7,635 and $7,986, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2009 was $76,722.  Company’s furniture and equipment consists of the following:

	June 30, 2009	December 31, 2008
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	27,100
Licensed Proprietary Rights	9,250	9,250
	118,327	116,827
Accumulated Depreciation and Amortization	(83,115)	(75,480)
	$35,212	$41,347

Note 3 - Related Party Transactions

There were no related party transactions during the three months and six months period ended June 30, 2009.

Note 4 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Accounts payable and accrued liabilities	$720,424	$776,319
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Accrued payroll	8,090	-
Credit cards	23,074	45,266
State income tax payable	3,200	3,200
	$792,929	$862,926

Note 5 - Notes Payable

Note Issued To YA Global Investments, L.P. For Accrued Interest

On June 30, 2009, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended June 30, 2009.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On June 30, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008 notes payable consist of:

	June 30, 2009	December 31,2008
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	293,889	143,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	375,000	125,000
Less: Debt discount	(3,234,869)	(1,474,937)
Total note payable	5,434,020	6,793,952
Less: current portion of notes payable	1,500,000	1,500,000
Total long term portion of notes payable	3,934,020	5,293,952

Aggregate maturities of long-term debt as of June 30, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$1,500,000
2010	1,500,000
2011	-
2012	-
2013 and beyond	5,668,889
$8,668,889

Note 6 – Derivative Liability

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  The Company has entered into certain debenture and warrant agreements which contain a strike price adjustment feature, which upon adoption of EITF 07-5, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.   During the first quarter of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with EITF 07-5, a derivative liability of $2,264,480 related to the debenture conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of June 30, 2009.  During the three- and six- months ended June 30, 2009, we recorded a loss of $644,266 and $1,376,560 related to the change in fair value of the debenture conversion feature and warrants.

As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157, “Fair Value Measurements.” The other liabilities recorded at fair value in the balance sheet as of June 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Notes payable	$-	$-	$5,434,020	$5,434,020
Derivative liability	-	-	2,264,480	2,264,480
Total	$-	$-	$7,698,500	$7,698,500

In accordance with EITF 07-5, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	June 30,
	2009	2009
Expected volatility	189.77%	343.06%
Expected life (years)	4.40-5.51	2.97-5.00
Risk free interest rate	1.13%	1.76%
Forfeiture rate	-	-
Dividend rate	-	-

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

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009. In August 2009, 133,334 shares were issued for services rendered. The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. These shares were not issued as of June 30, 2009 and the fair value of these shares of $38,000 has been recorded as common stock subscribed at June 30, 2009.

Options

The Company issued no options during the three months ended June 30, 2009.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan June 30, 2009.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-2.20	1,558,000	6.56	$0.10-2.20	1,558,000	6.56
2.30-2.50	201,444	2.02	2.30-2.50	201,444	2.02
3.10	100	1.45	3.10	100	1.45
3.30	10,303	1.14	3.30	10,303	1.14
4.40	15,000	1.00	4.40	15,000	1.00
250.00	6,321	0.75	250.00	6,321	0.75
	1,791,168	5.95		1,791,168	5.95

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	1,791,168	$2.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2009	1,791,168	$2.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2009	1,791,168	$2.65

Non-vested at June 30, 2009	-	$-
Exercisable June 30, 2009	1,791,168	$2.65

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.20 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $0. During the three months ended June 30, 2009 the Company charged $0 to operations related to recognized stock-based compensation expense for employees and directors stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended June 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Risk-free interest rate at grant date	1.76%	4.25%
Expected stock price volatility	343.06%	82.54% to 93.11%
Expected dividend payout	-	-
Expected option life-years	3 to 5	3 to 5

Warrants

The Company issued no warrants during the three months ended June 30, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	19,080	0.08	$0.50-1.00	19,080	0.08
1.25-2.20	4,105,075	4.16	1.25-2.20	4,105,075	4.16
2.30-5.60	2,725,517	1.72	2.30-5.60	2,725,517	1.72
10.00	5,750	0.37	10.00	5,750	0.37
20.00	655	0.07	20.00	655	0.07
	6,856,077	3.17		6,856,077	3.17

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2008	7,020,975	$2.66
Granted	-	-
Exercised	-	-
Cancelled or expired	(102,548)	2.26
Outstanding at March 31, 2009	6,918,427	$2.67
Granted	-	-
Exercised	-	-
Cancelled or expired	(62,350)	2.88
Outstanding at June 30, 2009	6,856,077	$2.67

Note 8 - Subsequent Events

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009. In August 2009, 133,334 shares were issued for services rendered. The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.  These shares were not issued as of June 30, 2009 and the fair value of these shares of $38,000 has been recorded as common stock subscribed at June 30, 2009.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of June 30, 2009, we owned approximately 15 issued patents, including two issued U.S. patents and thirteen issued foreign patents. Also as of June 30, 2009 we had approximately 59 pending patent applications, including approximately 14 pending U.S. utility patent applications and approximately 35 pending foreign patent applications.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Results of Operations for the Three Month Periods Ended June 30, 2009 and June 30, 2008

Revenue

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

Costs and Expenses

From our inception through June 30, 2009, we have incurred losses of $ 25,466,842. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services and interest expense.

For the three months ending June 30, 2009, Sales, General and Administrative expenses (“SG&A”) were $819,958 an increase of $10,446, or approximately 1%, compared to SG&A expenses of $809,512 during the three months ended June 30, 2008.  The increase is mostly due to higher costs for legal and accounting expenses and offset by lower payroll and related expenses. For the three months ended June 30, 2009, this amount consisted primarily of research and development costs of $160,838, payroll and related expenses of $229,984, legal and accounting fees of $241,008, consulting and professional fees of $71,595, travel and entertainment expenses of $25,772 and public relations and marketing expenses of $7,427.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $31,250 for the three months ended June 30, 2009, a 25% increase compared to financing costs of $25,000 during the three months ended June 30, 2008.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $533,166 for the three months ended June 30, 2009, an increase of $475,018 or approximately 817% compared to interest expense of $58,148 for the three months ended June 30, 2008. Interest expense increased during the three months ended June 30, 2009 due to interest costs relating to a subsequent securities purchase agreement with YA Global Investments in June 2008 and a securities purchase agreement with a group of funds represented by Brencourt Advisors in August 2008.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the three months ended June 30, 2009 was $2,028,639 or $0.15 per share (post reverse-split), an increase of $1,135,979 or approximately 127% compared to a net loss of $892,660 for the three months ended June 30, 2008.  In addition to the year over year variances described above, the increase in net loss was primarily due to a loss in the three month period ending June 30, 2009 of $644,265 which was due to the change in value of the equity-linked financial instruments as  mandated by Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  (See Note 6 of the Notes to condensed consolidated financial statements, June 30, 2009 – Derivative Liabilities).

Results of Operations for the Six Month Periods Ended June 30, 2009 and June 30, 2008

Revenue

We have not generated any revenues from operations from our inception.

Costs and Expenses

For the six months ending June 30, 2009, Sales, General and Administrative expenses (“SG&A”) were $1,664,868, a decrease of $229,676, or approximately 12%, compared to SG&A expenses of $1,894,544 during the six months ended June 30, 2008, mostly due to lower costs for research and development and payroll and related expenses. For the six months ended June 30, 2009, this amount consisted primarily of research and development costs of $345,241, payroll and related expenses of $524,471, legal and accounting fees of $399,087, consulting and professional fees of $127,281, travel and entertainment expenses of $63,664, public relations and marketing expenses of $21,166 and facilities expenses of $48,070.

Financing Cost

Financing costs were $62,500 for the six months ended June 30, 2009, a 47% decrease compared to financing costs of $116,875 during the six months ended June 30, 2008.  The decrease is primarily due to legal and associated closing costs for the Securities Purchase Agreements with YA Global incurred in the first six months of 2008.  Further, the Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs from current levels, during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $1,065,758 for the six months ended June 30, 2009, an increase of $961,283 or approximately 920% compared to interest expense of $104,475 for the six months ended June 30, 2008. Interest expense increased during the six months ended June 30, 2009 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008 and a subsequent securities purchase agreement with YA Global Investments in June 2008 and a securities purchase agreement with a group of funds represented by Brencourt Advisors in August 2008.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the six months ended June 30, 2009 was $4,169,686 or $0.32 per share, an increase of $2,053,792 or approximately 97% compared to a net loss of $2,115,894 for the six months ended June 30, 2008.  In addition to the year over year variances described above, the increase in net loss was primarily due to a loss in the six month period ending June 30, 2009 of $1,376,560 which was due to the change in value of the equity-linked financial instruments as mandated by Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  (See Note 6 of the Notes to condensed consolidated financial statements, June 30, 2009 – Derivative Liabilities).

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

Product Research and Development

We incurred expenses of $160,838 and $345,241 for the three and six month periods ended June 30, 2009 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $168,201 and $426,372 for the three and six months ended June 30, 2008. From our inception in October 2002, we have spent $3,205,137 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through June 30, 2009, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, we had current assets of $1,684,835 consisting of cash and cash equivalents of $1,472,480, and prepaid assets and other current assets of $169,650. Also, at June 30, 2009, we had current liabilities of $2,442,929 consisting of accounts payable and accrued liabilities of $792,929, notes payable of $1,500,000 and redemption option liability of $150,000. This resulted in working capital deficit of $800,799. During the three and months ended June 30, 2009, we used cash in operating activities of $1,684,246 and $2,164,008, respectively. From the date of inception (October 30, 2002) to June 30, 2009, we had a net loss of $25,466,842 and used cash of $14,903,722 in operating activities. We met our cash requirements from our inception (October 30, 2002) through June 30, 2009 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to June 30, 2009, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  Based on our current plan of operations all of our current funding is expected to be depleted by the end of December 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our registered independent certified public accountants have stated in their report included in our annual report on SEC Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 that the Company's recurring losses and negative cash flow raise substantial doubt about the Company's ability to continue as a going concern.

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

We currently have $8,668,889 in notes payable, of which $1,500,000 is current and payable on December 31, 2009.  An additional $1,500,000 matures on December 31, 2010 and the remaining balance of $5,668,889 will mature in 2013 and beyond.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended June 30, 2009. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

As of June 30, 2009 we currently have five full-time total employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; one scientific program manager; and, one administrative personnel. From our inception through the period ended June 30, 2009, we have relied on the services of outside consultants for services.

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

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 6 to condensed consolidated financial statements, June 30, 2009.

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2008 (described below) which has not been fully remediated as of June 30, 2009, we have concluded that as of June 30, 2009, our disclosure controls and procedures were ineffective.

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

During the three months ending June 30, 2009 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of June 30, 2009.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures Sold For Accrued Interest

Note Issued To YA Global Investments, L.P. For Accrued Interest

On June 30, 2009, per the terms of the amended Securities Purchase Agreement with YA Global Investments L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended June 30, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On June 30, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended June 30, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer