Form 10-Q
period 2009-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2009-11-16
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of Registrant's common stock as of November 11, 2009 was 13,297,525.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Losses for the three and nine months ended September 30, 2009 and 2008, and for the period of inception (October 30, 2002) to September 30, 2009 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to September 30, 2009 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the period of inception (October 30, 2002) to September 30, 2009 (unaudited)	F-15
	Notes to Condensed Consolidated Financial Statements	F-17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13

Signatures		14

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
And December 31, 2008

	September 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets

Cash and cash equivalents	$786,834	$3,158,226
Prepaid services and other current assets (note 1)	82,162	222,018

Total current assets	868,996	3,380,244

Deposits and other assets (note 1)	7,693	7,378

Furniture and equipment, net of accumulated depreciation of
$86,417 and $75,480, respectively (note 2)	31,910	41,347

Total assets	$908,599	$3,428,969

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities (note 3)	$728,366	$862,926
Current portion of notes payable (note 4)	1,500,000	1,500,000
Redemption option liability	225,000	-

Total current liabilities	2,453,366	2,362,926

Derivative liability (Note 5)	4,170,881	-
Notes payable, net of discount of $3,165,709 and $1,474,937, respectively (note 4)	4,203,180	5,293,952

Total liabilities	10,827,427	7,656,878

Commitments and contingencies	-	-

Stockholders' deficit (Note 6)
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value: 100,000,000 shares authorized; 13,297,525 shares and 12,264,191 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13,298	12,265

Additional paid-in capital	18,542,872	20,066,317
Common stock subscribed (Note 6)	16,000	250,000
Deficit Accumulated during the development stage	(28,490,998)	(24,556,491)
Total stockholder's deficit	(9,918,828)	(4,227,909)

Total liabilities and stockholder’s deficit	$908,599	$3,428,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three and nine months ended September 30, 2009 and 2008, and for the period of inception (October 30, 2002) to September 30, 2009
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period October 30, 2002 to
	2009	2008	2009	2008	September 30, 2009
Revenues	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	743,383	1,776,708	2,408,251	3,671,252	23,518,205
Merger fees and costs	-	-	-	-	350,000
Impairment of intangible asset costs	-	-	-	-	6,393
Total operating expenses	743,383	1,776,708	2,408,251	3,671,252	23,874,598

Operating loss	(743,383)	(1,776,708)	(2,408,251)	(3,671,252)	(23,874,598)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	-	-	(378,198)
(Gain) loss from marketing to market - stock portion of penalty for late registration of shares	-	-	-	-	(760,058)
(Gain) loss from change in fair value of derivative liability	1,706,401	-	3,082,961	-	(490,004)
Financing cost	31,250	31,250	93,750	148,125	363,125
Interest (income) expense, net	543,122	205,805	1,608,880	310,280	3,678,831

Total other (income) expense	2,280,773	237,055	4,785,591	458,405	4,605,856

Income (loss) before income taxes	(3,024,156)	(2,013,763)	(7,193,842)	(4,129,657)	(28,480,454)

Provision for income taxes	-	-	-	-	(10,544)

Net (loss)	$(3,024,156)	(2,013,763)	(7,193,842)	(4,129,657)	$(28,490,998)

Net (loss) per share - basic and diluted	$(0.23)	$(0.17)	$(0.55)	$(0.35)	$(3.74)

Weighted average shares outstanding - basic and diluted	13,201,148	11,935,282	13,114,131	11,675,701	7,621,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2009
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

F-3

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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
From Date of Inception (October 30, 2002) to September 30, 2009
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2009
(Unaudited)
(Continued)

				Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	-	-	(1,856,576)	-	-	3,259,335	1,402,759

Common stock issued pursuant to agreement for capital raise previously accrued in August 2008 at $0.30 per share	833,334	833	249,167	-	(250,000)	-	-

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Loss for the three months ended March 31, 2009	-	-	-	-	-	(2,141,047)	(2,141,047)

Balance at March 31, 2009	13,097,525	$13,098	$18,459,152	$-	$-	$(23,438,203)	$(4,965,953)

Common stock to be issued for consulting services performed from June to August 2009 at $0.19 per share	-	-	-	-	38,000	-	38,000

Loss for the three months ended June 30, 2009	-	-	-	-	-	(2,028,639)	(2,028,639)

Balance at June 30, 2009	13,097,525	$13,098	$18,459,152	$-	$38,000	$(25,466,842)	$(6,956,952)

Common stock issued for consulting services performed from June to August 2009 at $0.19 per share, previously accrued	200,000	200	37,800	-	(38,000)	-	-

Common stock to be issued for consulting services performed in September 2009 at $0.36 per share	-	-	-	-	16,000	-	16,000

Value of options issued to advisory board in Aug 2009	-	-	4,045	-	-	-	4,045

Value of options issued to consultants in Aug 2009	-	-	1,458	-	-	-	1,458

Value of options issued to employees in Aug 2009	-	-	2,500	-	-	-	2,500

Value of options issued to Officers and Directors in Aug 2009	-	-	37,917	-	-	-	37,917

Loss for the three months ended September 30, 2009	-	-	-	-	-	(3,024,156)	(3,024,156)

Balance at September 30, 2009	13,297,525	$13,298	$18,542,872	$-	$16,000	$(28,490,998)	$(9,918,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to September 30, 2009
(Unaudited)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	from Inception
	September 30,	September 30,	(October 30, 2002) to
	2009	2008	September 30, 2009

Cash flows from operating activities:
Net loss	$(7,193,842)	$(4,129,657)	$(28,490,998)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	100,164	313,383	7,248,291
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
(Gain) loss from marking to market - stock portion of penalty for late registration of shares	-	-	(760,058)
(Gain) loss from marking to market - warrant portion of penalty for late registration of shares	-	-	(378,198)
Change in fair value of derivative liability	3,082,961	-	(489,734)

Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	600,000	-	1,174,880
Amortization of discount on notes payable	799,907	(11,234)	2,338,482
Redemption Option Liability	225,000	-	225,000
Depreciation and amortization	10,937	90,352	80,024
Changes in operating assets and liabilities:
Increase in deposits	(315)	-	(5,183)
Decrease in prepaid services and other assets	139,856	38,430	210,328
Increase/(Decrease) in accounts payable and accrued expenses	(134,560)	(36,372)	974,120

Net cash used in operating activities	(2,369,892)	(3,735,098)	(15,589,368)

Cash flows from investing activities:
Acquisition of property and equipment	(1,500)	(15,048)	(86,577)

Net cash used in investing activities	(1,500)	(15,048)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	7,818,889	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	11,250	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	7,830,139	16,462,779

Net (decrease) increase in cash and cash equivalents	(2,371,392)	4,079,993	786,834

Cash and cash equivalents at beginning of period	3,158,226	221,120	-

Cash and cash equivalents at end of period	$786,834	$4,301,113	$786,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to September 30, 2009
(Unaudited)
 (continued)

	For the Nine Months Ended September 30,			For the Period October 30, 2002 to
	2009		2008	September 30, 2009
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest		$-	$40,998	$127,051

Taxes		$-	$-	$8,115

Acquisition and capital restructure:
Assets acquired		-	-	-
Liabilities assumed		-	-	(120,799)
Common stock retained		-	-	(2,369)
Adjustment to additional paid-in capital		-	-	123,168
Organization costs		-	-	350,000
Total consideration paid		$-	$-	$350,000

Common stock issued in exchange for proprietary rights		$-	$-	$9,250

Common stock issued in exchange for services		$38,000	$-	$3,215,483

Common stock to be issued in exchange for services rendered		$16,000	$-	$16,000

Common stock issued in exchange for previously incurred debt and accrued interest		$-	$-	$1,066,401

Common stock issued in exchange as interest		$-	$114,585	$150,585

Amortization of beneficial conversion feature		$-	$-	$223,269

Stock options and warrants issued in exchange for services rendered		$46,164	$63,383	$3,790,841

Debt and accrued interest forgiveness from note holders		$-	$-	$36,785

Common stock issued in satisfaction of amounts due to an Officer and a Director		$-	$-	$180,000

Common stock issued in satisfaction of accounts payable		$-	$-	$157,219

Deferred compensation to a consultant accrued in March 2005		$-	$-	$2,630,761

Amortization of deferred compensation		$-	$-	$202,486

Fair value of common stock and warrants in payable in connection with late filing of registration statement		$-	$-	$3,684,664

Gain from marking to market - stock portion of penalty for late registration of shares		$-	$-	$(1,124,255)

Gain from marking to market - warrant portion of penalty for late registration of shares		$-	$-	$(456,603)

Revaluation of derivative liability		$3,082,961	-	$(489,734)

Impairment of intangible asset		$-	$-	$6,393

Issuance of stock to Officer, previously accrued		$250,000	$-	$291,416

Services for note payable		$-	$-	$9,750

Issuance of shares for accounts payable		$-	$44,706	$44,706

Stock issued as commission for equity fund raising	$		$120,000	$125,483

Value of warrants issued for financing		$-	$1,568,215	$1,568,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 30, 2009.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company as set forth in Accounting Standard Codification (ASC). The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Radilex and Viprovex, the Company’s potential drug candidates, have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmuneRegen BioSciences, Inc. Significant inter-company transactions have been eliminated in consolidation.

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

Stock based compensation

In accordance with GAAP regarding “Share-Based Payment,” (which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values), we are using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.

Under the modified prospective approach, Share-Based Payment applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Share-Based Payments, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Share Based Payments. Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Company’s stock option plan as of September 30, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,791,168	$2.65
Issued	1,021,235	$0.25
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	2,812,403	$1.78

Non-vested at September 30, 2009	753,750	$0.25
Exercisable at September 30, 2009	2,058,653	$2.34

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.35 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $209,375. The total fair value of options vested during the three months ended September 30, 2009 was $45,920.

Interim financial statements

The accompanying balance sheet as of September 30, 2009, the statements of operations for the three- and nine-months ended September 30, 2009 and 2008, and for the period of inception (October 30, 2002) to September 30, 2009, and the statements of cash flows for the nine months ended September 30, 2009 and 2008, and from the period of inception (October 30, 2002) to September 30, 2009 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Long-lived assets

Intangible and long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Prepaid services and other current assets

Prepaid services and other current assets at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Prepaid monitoring fees	$46,875	$140,625
Prepaid insurance	11,001	44,929
Prepaid services	14,286	22,834
Prepaid car lease	-	11,865
Prepaid software	10,000	-
Salary advance	-	1,765
Total prepaid services and other current assets	$82,162	$222,018

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,693 and $7,378 as of September 30, 2009 and December 31, 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the three months ended September 30, 2009 or during the year ended December 31, 2008.

Derivative Instruments and Hedging

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. See Note 5.

Recent Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of September 30, 2009, which had no impact on our results of operations, financial condition or cash flows.

Transfers and Servicing – Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

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

Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $10,937 and $7,986, respectively. The amount depreciated from the date of inception (October 30, 2002) through September 30, 2009 was $80,024.  Company’s furniture and equipment consists of the following:

	September 30, 2009	December 31, 2008
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	27,100
Licensed Proprietary Rights	9,250	9,250
	118,327	116,827
Accumulated Depreciation and Amortization	(86,417)	(75,480)
	$31,910	$41,347

Note 3 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Accounts payable and accrued liabilities	$669,316	$776,319
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Accrued payroll	-	-
Credit cards	17,709	45,266
State income tax payable	3,200	3,200
	$728,366	$862,926

Note 4 - Notes Payable

Note Issued To YA Global Investments, L.P. For Accrued Interest

On September 30, 2009, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.34 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended September 30, 2009.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On September 30, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.34 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended September 30, 2009.

As of September 30, 2009 and December 31, 2008 notes payable consist of:

	September 30, 2009	December 31,2008
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	368,889	143,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	500,000	125,000
Less: Debt discount	(3,165,709)	(1,474,937)
Total note payable	5,703,180	6,793,952
Less: current portion of notes payable	1,500,000	1,500,000
Total long term portion of notes payable	4,203,180	5,293,952

Aggregate maturities of long-term debt as of September 30, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$1,500,000
2010	1,500,000
2011	-
2012	-
2013 and beyond	5,868,889
$8,868,889

Note 5 – Derivative Liability

In accordance with Accounting for Derivative Instruments and Hedging mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  The Company has entered into certain debenture and warrant agreements which contain a strike price adjustment feature resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, Accounting for Derivative Instruments and Hedging changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.   During the first quarter of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $4,170,881 related to the debenture conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of September 30, 2009.  During the three- and nine- months ended September 30, 2009, we recorded a loss of $1,706,401 and $3,082,961 related to the change in fair value of the debenture conversion feature and warrants.

In accordance to the Accounting for Derivative Instruments and Hedging, the Company is required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The other liabilities recorded at fair value in the balance sheet as of September 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Fair Value Measurements  are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Notes payable	$-	$-	$5,703,180	$5,703,180
Derivative liability	-	-	4,170,881	4,170,881
Total	$-	$-	$9,874,061	$9,874,061

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	September 30,
	2009	2009
Expected volatility	189.77%	349.02%
Expected life (years)	4.40-5.51	2.97-5.00
Risk free interest rate	1.13%	1.48%
Forfeiture rate	-	-
Dividend rate	-	-

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

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. The value of the shares in the amount of $38,000 has been recorded as common stock subscribed at June 30, 2009. During the three months ended September 30, 2009, the Company issued the 200,000 shares of common stock.

In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company is to issue an additional 44,444 shares of common stock to the consultant for services rendered September 1, 2009 to September 30, 2009.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. These shares were not issued as of September 30, 2009 and the fair value of these shares of $16,000 has been recorded as common stock subscribed at September 30, 2009.

Options

In August 2009, the Company issued options to purchase an aggregate of 910,000 shares of common stock to its officers and directors.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $37,917.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate of 60,000 shares of common stock to its employees.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $2,500.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate of 35,000 shares of common stock to three consultants.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $1,458.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate 16,235 shares of common stock to members of its advisory boards for services performed in 2008.  Options vest 30-days after issue. The Company valued these options at $4,045 and was charged to operations at September 30, 2009.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan September 30, 2009.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-2.20	2,579,235	7.68	$0.10-2.20	1,825,485	6.77
2.30-2.50	201,444	1.77	2.30-2.50	201,444	1.77
3.10	100	1.20	3.10	100	1.20
3.30	10,303	0.89	3.30	10,303	0.89
4.40	15,000	0.75	4.40	15,000	0.75
250.00	6,321	0.50	250.00	6,321	0.50
	2,812,403	7.18		2,058,653	6.19

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	1,791,168	$2.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2009	1,791,168	$2.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2009	1,791,168	$2.65
Granted	1,021,235	0.25
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2009	2,812,403	$2.65

Non-vested at September 30, 2009	753,750	$0.25
Exercisable September 30, 2009	2,058,653	$2.34

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.35 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $209,375. The total fair value of options vested during the three months ended September 30, 2009 was $45,920.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Risk-free interest rate at grant date	1.48%	4.25%
Expected stock price volatility	349.02%	82.54% to 93.11%
Expected dividend payout	-	-
Expected option life-years	3 to 10	3 to 5

Warrants

The Company issued no warrants during the three months ended September 30, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	-	-	$0.50-1.00	-	-
1.25-2.20	4,103,475	3.91	1.25-2.20	4,103,475	3.91
2.30-5.60	2,543,077	1.58	2.30-5.60	2,543,077	1.58
10.00	2,750	0.25	10.00	2,750	0.25
20.00	-	-	20.00	-	-
	6,649,302	3.01		6,649,302	3.01

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2008	7,020,975	$2.66
Granted	-	-
Exercised	-	-
Cancelled or expired	(102,548)	2.26
Outstanding at March 31, 2009	6,918,427	$2.67
Granted	-	-
Exercised	-	-
Cancelled or expired	(62,350)	2.88
Outstanding at June 30, 2009	6,856,077	$2.67
Granted	-	-
Exercised	-	-
Cancelled or expired	(206,775)	4.60
Outstanding at September 30, 2009	6,649,302	2.61

Note 7 - Subsequent Events

In accordance with FASB ASC 855”Subsequent Events”, the Company has evaluated subsequent events through the date of the filing (November 16, 2009)

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company is to issue an additional 44,444 shares of common stock to the consultant for services rendered September 1, 2009 to September 30, 2009 and 44,444 shares of common stock to the consultant for services rendered October 1, 2009 to October 31, 2009.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.  The 44,444 shares for services rendered September 1, 2009 through September 30, 2009 were not issued as of September 30, 2009 and the fair value of these shares of $16,000 has been recorded as common stock subscribed at September 30, 2009.

On October 16, 2009, the Company agreed to issue 50,000 shares of restricted common stock to a consultant for services to be rendered from October 16, 2009 to January 15, 2010.

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

To date we have submitted an Investigational New Drug application (IND) for Homspera to the U.S. Food and Drug Administration (FDA) for the treatment of Idiopathic Pulmonary Fibrosis.  We have also submitted preliminary study data to the FDA and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome (PIND 63,255) and the other for the potential use of Viprovex in the treatment of avian influenza (PIND 73,709). We have evaluated and/or contracted with a number of FDA regulatory consultants to assist us in our preparation and submission of an IND application, a necessary prerequisite to human clinical studies, which can only follow after the FDA’s allowance of our IND.

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of September 30, 2009, we owned approximately 15 issued patents, including two issued U.S. patents and thirteen issued foreign patents. Also as of September 30, 2009 we had approximately 52 pending patent applications, including approximately 16 pending U.S. patent applications and approximately 36 pending foreign patent applications.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Results of Operations for the Three Month Periods Ended September 30, 2009 and September 30, 2008

Revenue

We have not generated any revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2009, we have incurred losses of $28,490,998. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services and interest expense.

For the three months ending September 30, 2009, Sales, General and Administrative expenses (“SG&A”) were $743,383, a decrease of $1,033,325, or approximately 58%, compared to SG&A expenses of $1,776,708 during the three months ended September 30, 2008.  The decrease is mostly due to lower costs for legal and accounting expenses, lower payroll and related expenses, lower research and development expenses and lower non-cash compensation. For the three months ended September 30, 2009, this amount consisted primarily of research and development costs of $134,164, payroll and related expenses of $216,829, legal and accounting fees of $135,034, consulting and professional fees of $89,795 and non-cash compensation of $61,920.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $31,250 for the three months ended September 30, 2009, with no increase compared to financing costs of $31,250 during the three months ended September 30, 2008.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $543,122 for the three months ended September 30, 2009, an increase of $337,317 or approximately 164% compared to interest expense of $205,805 for the three months ended September 30, 2008. Interest expense increased during the three months ended September 30, 2009 due to interest costs relating to a subsequent securities purchase agreement with YA Global Investments in June 2008 and a securities purchase agreement with a group of funds represented by Brencourt Advisors in August 2008.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the three months ended September 30, 2009 was $3,024,156 or $0.23 per share, an increase of $1,010,393 or approximately 50% compared to a net loss of $2,013,763 for the three months ended September 30, 2008.  In addition to the year over year variances described above, the increase in net loss was primarily due to a loss in the three month period ending September 30, 2009 of $1,706,401 which was due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to condensed consolidated financial statements, September 30, 2009 – Derivative Liabilities).

Results of Operations for the Nine Month Periods Ended September 30, 2009 and September 30, 2008

Revenue

We have not generated any revenues from operations from our inception.

Costs and Expenses

For the nine months ending September 30, 2009, Sales, General and Administrative expenses (“SG&A”) were $2,408,251, a decrease of $1,263,001, or approximately 34%, compared to SG&A expenses of $3,671,252 during the nine months ended September 30, 2008, mostly due to lower costs for: research and development; consulting and professional fees; legal and accounting; non-cash compensation; and, and payroll and related expenses. For the nine months ended September 30, 2009, this amount consisted primarily of research and development costs of $482,584, payroll and related expenses of $741,300, legal and accounting fees of $534,121, consulting and professional fees of $217,011, insurance costs of $112,472, travel and entertainment expenses of $82,806, public relations and marketing expenses of $25,398 and facilities expenses of $70,721.

Financing Cost

Financing costs were $93,750 for the nine months ended September 30, 2009, a 37% decrease compared to financing costs of $148,125 during the nine months ended September 30, 2008.  The decrease is primarily due to legal and associated closing costs for the Securities Purchase Agreements with YA Global incurred in the first nine months of 2008.  Further, the Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs from current levels, during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $1,608,880 for the nine months ended September 30, 2009, an increase of $1,298,600 or approximately 418% compared to interest expense of $310,280 for the nine months ended September 30, 2008. Interest expense increased during the nine months ended September 30, 2009 due to interest costs relating to the securities purchase agreement with YA Global Investments, L.P. in first quarter of 2008 and a subsequent securities purchase agreement with YA Global Investments in June 2008 and a securities purchase agreement with a group of funds represented by Brencourt Advisors in August 2008.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $7,193,842 or $0.55 per share, an increase of $3,064,185 or approximately 74% compared to a net loss of $4,129,657 for the nine months ended September 30, 2008.  In addition to the year over year variances described above, the increase in net loss was primarily due to a loss in the nine month period ending September 30, 2009 of $3,082,961 which was due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to condensed consolidated financial statements, September 30, 2009 – Derivative Liabilities).

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

Product Research and Development

We incurred expenses of $134,164 and $482,584 for the three and nine month periods ended September 30, 2009 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $361,773 and $788,145 for the three and nine months ended September 30, 2008. From our inception in October 2002, we have spent $3,339,301 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through September 30, 2009, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had current assets of $868,996 consisting of cash and cash equivalents of $786,834, and prepaid assets and other current assets of $82,162. Also, at September 30, 2009, we had current liabilities of $2,453,366 consisting of accounts payable and accrued liabilities of $728,366, notes payable of $1,500,000 and redemption option liability of $225,000. This resulted in working capital deficit of $1,584,370. During the nine months ended September 30, 2009 and 2008, we used cash in operating activities of $2,369,892 and $3,735,098, respectively. From the date of inception (October 30, 2002) to September 30, 2009, we had a net loss of $28,490,998 and used cash of $15,589,368 in operating activities. We met our cash requirements from our inception (October 30, 2002) through September 30, 2009 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to September 30, 2009, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  Based on our current plan of operations all of our current funding is expected to be depleted by the end of December 2009. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We currently have $8,868,889 in notes payable, of which $1,500,000 is current and payable on December 31, 2009.  An additional $1,500,000 matures on December 31, 2010 and the remaining balance of $5,868,889 will mature in 2013 and beyond.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended September 30, 2009. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009.

Critical Accounting Policies and Estimates

The preparation of our consolidated unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We describe our significant accounting policies in the Notes to Consolidated Financial Statements included in our Annual Report on SEC Form 10-K filed with the Securities and Exchange Commission. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and or Plan of Operation in SEC Form 10-K.  Except for the below accounting for Derivative Instruments and Hedging, and any other accounting as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 with the SEC on March 31, 2009 and as amended on April 30, 2009.

Accounting for Derivative Instruments and Hedging

 In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The effect of this guidance is described in Note 5 to unaudited condensed consolidated financial statements, September 30, 2009.

Recent Accounting Pronouncements
For information regarding other recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements contained herein.

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2008 (described below) which has not been fully remediated as of September 30, 2009, we have concluded that as of September 30, 2009, our disclosure controls and procedures were ineffective.

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

During the three months ending September 30, 2009 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of September 30, 2009.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures Sold For Accrued Interest

Note Issued To YA Global Investments, L.P. For Accrued Interest

On September 30, 2009, per the terms of the amended Securities Purchase Agreement with YA Global Investments L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.34 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended September 30, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On September 30, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.34 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended September 30, 2009.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2009.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer