Form 10-K
period 2009-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2010-04-15
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2009 (based on the average of the bid and asked prices as reported by the FINRA OTC Bulletin Board as of that date) was approximately $2,231,674.  Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 31, 2010 was 14,130,857.

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

IR BIOSCIENCES HOLDINGS INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Form 10-K, regarding, among other matters:

●	our lack of cash resources, lack of revenues and expectation to continue to incur substantial losses for the foreseeable future;

●	the substantial doubt about our ability to continue as a going concern as raised by our independent auditors;

●	our need for substantial additional funding;

●	adverse general economic and financial market conditions;

●	our dependence on our potential drug candidate, Homspera;

●	uncertainty as to if we will be successful, if ever, in developing a product and receiving regulatory approval;

●	our ability to protect our proprietary technology and potential costs involved;

●	our dependence on our officers and key employees;

●	our potential inability to repurchase our secured convertible notes;

●	the conversion of our outstanding convertible notes would be dilutive and would adversely affect the market price of our common stock;

●	the volatility of the price of our equity securities; and

●	other factors referenced in this annual report on Form 10-K and other reports.

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

ITEM 1.  DESCRIPTION OF BUSINESS

We are a development-stage biotechnology company. Through the Company’s wholly-owned subsidiary ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of the potential drug candidate Homspera for use in innovative therapies in pulmonology, immunology and hematology.  Pulmonology is the branch of medicine relating to the study and science of the anatomy, physiology, and pathology of the lungs, including diseases of the respiratory system.  Immunology is the field of medicine relating to the study of all aspects of the immune system including its structure, function and disorders thereof. Hematology is the study of blood, the blood-forming organs, and blood diseases.  ImmuneRegen’s strategy is to develop proprietary therapeutics through Phase I / II clinical studies while seeking out-licensing arrangements and collaborations with partners to complete development and achieve commercialization.

Currently, the Company’s primary efforts are focused on the research and development of therapies in the areas of pulmonary fibrosis, influenza infection and radiation-induced Neutropenia.  Other areas of research include vaccine adjuvant activity evinced against certain forms of cancer and applications for wound healing and for regenerating or strengthening the human immune system, in part, through stimulating human adult stem cells.  It is the belief of our management that the stem cell activity exhibited by Homspera underlies some of the effects previously reported in potential applications like treatment for radiation exposure and infectious diseases using Homspera derivatives Radilex and Viprovex, respectively, which are described below.  In addition, we continue to explore the potential capabilities of Homspera and strive to better understand the mechanisms of this compound in order to further our development efforts with regard to not only our current application research, but also potential future applications.

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

It is important to note that the terms Homspera, Radilex and Viprovex refer to the same compound. Some experiments performed by the company have utilized different formulations and/or routes of administration, and the drug administered in these studies may be referred to by either name. However, it is not the active compound that differs, but only the route of administration and/or diluents used for formulation. All such studies inform and justify utility of the active ingredient Homspera.

Studies have evaluated the effects of Homspera on human adult stem cell activity.  Additionally, studies have been performed to evaluate the efficacy of Homspera as a potential product to increase the healing rate of wounds. One aspect of this evaluation is to consider the impact of Homspera on the mechanisms and pathology of fibrosis, which is associated with scar formation, and regarding pulmonary injury, which can occur following exposure to ionizing radiation (gamma rays or x-rays).

We are researching Radilex for use as a potential treatment for acute exposure to radiation. We also believe that a commercial market may exist for the use of Radilex as it relates to the amelioration of certain side effects of cancer treatments, whether chemotherapy or radiotherapy. These side effects, which include specifically neutropenia, cause management to believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement into the Strategic National Stockpile for potential use following radiological or nuclear threats.

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

In May 2009, we submitted an Investigational New Drug Application (IND) to the U.S. Food and Drug Administration (FDA) to begin human clinical testing of Homspera to evaluate Homspera initially as a treatment for Idiopathic Pulmonary Fibrosis.  Recently, we submitted an application for Orphan Drug Product Designation for Homspera for the application of treating Idiopathic Pulmonary Fibrosis.  We have also submitted preliminary study data to the U.S. Food and Drug Administration (FDA) and have been issued two Pre-Investigational New Drug (PIND) numbers, one for the potential use of Radilex in the treatment of acute radiation syndrome (PIND 63,255) and the other for the potential use of Viprovex in the treatment of avian influenza (PIND 73,709). We have evaluated and/or contracted with a number of FDA regulatory consultants to assist us in our preparation and submission of an Investigational New Drug application, a necessary prerequisite to human clinical studies, which can only follow after the FDA’s allowance of our IND.

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

Our potential drug candidate Homspera is at a pre-clinical stage of development and may not be shown to be safe or effective in humans and may never receive regulatory approval. Homspera has not been tested in humans. There is no guarantee that regulatory authorities will ever permit human testing of Homspera, or any potential products derived from Homspera. Even if such testing is permitted, neither Homspera, Radilex, Viprovex or any other potential drug candidates, if any, derived from Homspera may be successfully developed or shown to be safe or effective in humans.

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

Homspera, or Sar9, Met (O2)11-Substance P, differs from Substance P in at least two ways. Homspera is reported to be active at only the NK1 receptor, and to be more resistant to the enzymes that break down Substance P, thereby terminating its action. Thus Sar9, Met (O2)11-Substance P is both more specific than Substance P, and less prone to degradation. These distinctions may provide the rationale by which Homspera’s physiological effects differ from those of Substance P.

Product Development

Drug development in the United States is regulated by the United States Food and Drug Administration (“FDA”).

The clinical development process begins with the submission of an Investigational New Drug Application (“IND”) with the FDA.  However, prior to filing an IND, information on the chemistry of the drug must be determined so that it can be produced in batches of known strength and purity. In addition, a number of animal studies are conducted to produce information on the pharmacology and toxicology of the drug. Lastly, detailed protocols for testing on human subjects must also be submitted along with that data.

Following the acceptance of an IND, the potential drug candidate is allowed to begin clinical study, which typically consists of three phases of development and takes approximately seven years. In Phase I, short-term clinical tests of the drug using healthy individuals are conducted to determine the drug’s basic properties and safety profile in humans. Typically the drug remains in this stage for one to two years. Phase II phase consists of small-scale, longer-term tests for efficacy and safety. In phase II trials, dosage levels are experimented with to find optimal dosage levels, and further information on safety is collected. At the end of Phase II, the manufacturer meets with FDA officials to discuss the development process, continued human testing, any concerns the FDA may have, and the protocols for Phase III, which is usually the most extensive and most expensive part of drug development. In Phase III large-scale testing for safety and effectiveness is conducted. The primary information the FDA will use to decide whether the drug satisfies its benefit-risk relationship is developed in the Phase III trials. The trials are tightly controlled, may involve a large number of patients, and can take several months to several years for completion. The FDA may require, or companies may pursue, additional clinical trials, known as Phase IV clinical trials, after a product is approved. The results of Phase IV clinical trials can confirm the effectiveness of a drug and can provide important safety information to supplement the FDA’s voluntary adverse drug reaction reporting system.

Once phase III is complete, the manufacturer files an NDA. Review of the NDA typically lasts one to two years, bringing total drug development and approval to approximately nine years. During the NDA stage, the FDA consults advisory committees made of experts to obtain a broader range of advice on drug safety, effectiveness, and labeling. In responding to a NDA, the FDA may grant marketing approval, request additional information or refuse to approve the application if it determines that the application does not provide an adequate basis for approval.

Product Pipeline

All our product candidates are in the pre-clinical stage of development.  In May 2009,  we submitted an Investigational New Drug (IND) application for the treatment of Idiopathic Pulmonary Fibrosis with the Food and Drug Administration (FDA). Following productive, detailed discussions with the FDA, the IND remains on clinical hold, which was the decision anticipated by Management based on known gaps in information required for the IND to be cleared by FDA.  In addition, we have been issued two Pre-Investigational New Drug (PIND) numbers by the FDA, one for the treatment of avian influenza (PIND 73,709) and the other for the treatment of acute radiation syndrome (PIND 63,255).

The table below illustrates our current research and development-stage pipeline.

Product Candidate	Discovery	Pre-Clinical	Advanced Pre-Clinical	IND	Phase I	Phase II	Phase III
Idiopathic Pulmonary Fibrosis	X	X	X
Influenza	X	X	X
Neutropenia	X	X	X

Vaccine Adjuvant	X	X
Wound Healing	X	X

The preliminary results of our pre-clinical studies using Homspera may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Furthermore, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

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

Pulmonary Fibrosis

Pulmonary fibrosis (PF) is a debilitating disease that gradually interferes with a person's ability to breathe. Pulmonary fibrosis belongs to a family of approximately 100 related diseases, called interstitial lung diseases, which have similar characteristics and can result in the fibrotic lung scarring that gives the disease its name.

Currently, our efforts are focused on the research and development of Homspera in the areas of pulmonary fibrosis (PF), influenza and radiation- (or chemotherapy-) induced neutropenia.  One well known experimental model for pulmonary fibrosis involves the exposure of animals with enough radiation so that pulmonary fibrosis develops, generally within 6 to 9 months. The animals also show an increased susceptibility to pulmonary infections. We believe that in initial studies that Homspera have shown immunostimulatory activity in a number of animals and experimental conditions, including in multiple animal species exposed to influenza virus. Thus we believe that the radiation induction model for pulmonary fibrosis will allow us to examine Homspera’s effect on radiation-induced neutropenia, as well as, the post-radiation pulmonary sensitization to viral infections in a single integrated experimental model.

Idiopathic Pulmonary Fibrosis

Sometimes pulmonary fibrosis can be linked to a particular cause, such as certain environmental exposures, chemotherapy or radiation therapy, residual infection, or autoimmune diseases such as scleroderma or rheumatoid arthritis. However, in many instances, no known cause can be established. When this is the case, it is called idiopathic pulmonary fibrosis or IPF.

Idiopathic pulmonary fibrosis, or IPF, is the deadliest form of pulmonary fibrosis and is a progressive and ultimately fatal lung disease for which current therapy is minimally effective and the five-year survival rate is only 20%. However, several promising drugs are now in clinical trials, which may lead to significant improvements in prognoses.  Further, it is possible, that a treatment for IPF will have broader applications in treating other forms of fibrosis affecting the liver, kidney, eye and skin, for example.

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

Studies were performed to evaluate the potential effects of Homspera in stimulating HSCs to differentiate into blood-cell precursors.  Study findings showed that Homspera stimulated adult HSCs to differentiate into early-stage white blood cells (leukocytes).  Homspera increased the number of early-stage white blood cells from controls and also produced this effect at low concentrations.  Management believes these findings suggest Homspera’s potential benefit in situations where regenerating or stimulating the immune system is desired, such as with patients undergoing chemotherapy or recovering from influenza or other infectious diseases.

We believe the results of previous influenza studies can be partly explained by Homspera’s potential ability to enhance the immune system.  In one study, Homspera treatment correlated with an increase in the survival of animals infected with influenza and co-treated with high dose Tamiflu® (Oseltamivir, Roche).  Tamiflu (oseltamivir phosphate) is an oral anti-viral drug for the treatment of uncomplicated influenza and for the prevention of influenza in adults and children aged one year and older. Approved in over 80 countries, it is the centerpiece of many governments’ plans for treating potential pandemic influenza. Additionally, there were decreased levels of virus in both the lungs and nasal passage in animals treated with Homspera.  Also observed was an increase in antibodies when Homspera is administered as a vaccine adjuvant to an influenza vaccine in small animals.  These results suggest a possible role for Homspera in stimulating the immune system to increase the numbers of white blood cells, thereby preparing or helping the body to identify and target invading micro-organisms or foreign particles.

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

Neutropenia

Neutropenia is a severe decrease of neutrophils, important infection-fighting white blood cells, in the blood stream. Neutrophils serve as the major defense of the body against acute bacterial and certain fungal infections. Without the key defense provided by neutrophils, a person has an increased risk of contracting bacterial infections, some of which can be life threatening.  These infections are often difficult to diagnose, as patients lack the immune cells that drive the inflammation responsible for many of the symptoms of infection.

The most common causes of neutropenia are radiation or chemotherapy for cancer. Since these treatments are attempts to destroy the rapidly growing cancer cells, they tend to also injure the cells responsible for providing the blood with fresh red blood cells and white blood cells including the neutrophils, which the body consumes at the rate of approximately one trillion cells/day.

Some cancers affecting the cells in bone marrow are treated by high doses of drugs or radiation, which are intended to totally destroy the cancer cells. This often also destroys the bone marrow’s ability to provide blood cells. This ‘bone marrow ablation’ would be lethal if the stem cells responsible for the continued replenishment of circulating blood cells couldn’t be replaced. This is done by performing a bone marrow transplantation. Cells from one person’s bone marrow are ‘mobilized’ into the circulation and harvested for future use, either in that same person, or one deemed a good ‘match’ for such a transplantation.

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

Further, excessive exposure to ionizing radiation over a short period of time leads to the development of radiation sickness, or Acute Radiation Syndrome (ARS). Exposure to lower doses of radiation may, either by accident or as a side effect of cancer treatment, result in the destruction of bone marrow cells responsible for maintaining the levels of red blood cells, white blood cells and platelets, resulting in compromised oxygen carrying capacity, diminished immune system function, and uncontrollable bleeding, respectively.  More specifically, the blood-forming hematopoietic stem cells in the bone marrow compartment are the cells responsible for replacing damaged blood and immune cells.

Studies

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

These studies showed that radiation damages the immune system, thereby contributing to death. We believe that the data from these radiation studies suggest Radilex shows efficacy in treating ARS by combating neutropenia. Neutropenia is a decrease in the levels of white blood cells in the blood and is a major medical condition associated with acute exposure to radiation and is also a side-effect of many chemotherapy agents.  In exploring the potential mechanism for this result, we have identified an effect of Radilex on human adult stem cells and, more specifically, the hematopoietic, or blood-forming, stem cells.  Because these cells are stem cells, they have the ability to self-renew or become specialized and functional cells through a maturation process.  Hematopoietic stem cells can mature into red blood cells, white blood cells, or platelets, thereby providing a way to replace old or damaged cells.  Therefore, hematopoietic stem cells replenish blood cells that are damaged in the circulation of animals exposed to radiation or cytotoxic chemotherapy.  In irradiated animals, Homspera treatment increased the number of white blood cells, compared to control animals that were irradiated and not treated.   Mechanistic cell culture studies have demonstrated that Homspera can stimulate the ability of hematopoietic stem cells to mature into early-stage white blood cells.  Taken together these results lead us to believe that Homspera regenerates white blood cells in the circulation of animals exposed to radiation, and can play a pivotal role in the protective effect that we believe has been identified for Radilex.

We believe that a commercial market may exist for the use of Radilex as it relates to the treatment of radiation- or chemotherapy- induced side effects of cancer treatments, either as a stand-alone treatment or as a co-therapeutic agent to be used with other therapies. Further, we believe that Radilex, if developed, may be an acceptable candidate to be marketed to governmental agencies for procurement.

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

In October 2003,  the Air Force Office of Scientific Research sponsored preliminary studies with the Hong Kong influenza virus (A/Hong Kong/8/68) and Viprovex at the University of Arizona, Arizona Health Sciences Center, Lung Injury Laboratory. We believe that these studies suggest that when mice were exposed to the irritant JP-8 jet fuel and then inoculated with the Hong Kong respiratory virus (HKV), they experienced elevated levels of inflammatory cells in their lungs. These levels were reduced in animals also treated with Viprovex. In contrast to control animals exposed to the virus, the JP-8 treated animals also treated with Viprovex did not develop the clinical symptoms of viral infection, which included increases in alveolar macrophages and neutrophils in broncho-alveolar lavage fluid.

Macrophages and neutrophils circulate in the blood and survey the body for foreign substances. When they find foreign antigens, such as viruses, they engulf and destroy them.  Neutrophils are inflammatory cells and are the most common white blood cell type.  Alveolar macrophages and neutrophils are components of the immune system that are expressed out of the blood and into the fluid inside the lungs coating the alveoli. The alveoli, found in the respiratory zone of the lungs, are primary sites of gas exchange where blood and air exchange oxygen and carbon dioxide carried by red blood cells. The fluid is acquired and assayed by lavage (washing the lung airways with liquid) and assessing the cells and chemicals in this wash fluid. Animals treated with Viprovex also exhibited lower levels of leukotriene B4 (LTB4), a chemical released by white blood cells during an immune response, than animals not treated with Viprovex. Elevated LTB4 would attract the inflammatory cells, particularly neutrophils, which would follow infection with a virus. Electron micrographs showed healthier, normal appearing cells in the airways with no virus particles in the Viprovex-treated animals, in contrast to the HKV/JP-8 controls, suggesting, in our opinion, that Viprovex actually prevented viral replication and pathology, perhaps by stimulating the pulmonary alveolar macrophages to actively attack, engulf and destroy the virus more effectively. Without virus particles in the lungs, there would be no need to mount an immune response. Based on the results of this study, we believe that Viprovex may be potentially used to increase the ability of the body's own immune system to naturally fight off flu strains, thereby presenting the possibility that Viprovex could be used either as a stand- alone treatment or as an adjunct to a vaccine or other therapy.

On November 29, 2005,  we applied for a PIND from the Department of Health and Human Services (HHS) for the use of Viprovex in the treatment of avian influenza. The PIND number for the use of Viprovex in treating avian influenza was issued on December 19, 2005 (PIND No. 73,709).

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

In our opinion, the data acquired to date examining the effect of Viprovex on influenza infection suggests an anti-viral action occurs in the lungs and, more noticeably, in the nose. Further, in conjunction with the suggested anti-viral effect, animal weights and temperatures were normalized. Differences in cytokines, small peptidesignaling molecules released by cells of the immune system to mediate inflammation and immune responses, were also witnessed. In the opinion of management, such Viprovex-induced changes in immune response as evidenced by cytokine signals demonstrate the potential efficacy of Viprovex. Based on our results, we believe that Viprovex may show efficacy as a stand-alone drug in the treatment of influenza. Further, when used in conjunction with a neuraminidase inhibitor, currently the most effective pharmacological agents (zanamivir (Relenza®, GlaxoSmithKline) and oseltamivir (Tamiflu®, Roche)) to treat influenza by inhibiting an enzyme necessary for infectivity, Viprovex might be an effective therapeutic adjuvant, treating or mitigating the pathology associated with influenza infection.

We have also performed studies in the laboratory of Dr. Theodore Ross, University of Pittsburgh. Dr. Ross is renowned for his research and development of effective vaccines for influenza, HIV-1, and emerging infectious diseases. He has extensive experience in evaluating immune response characteristics in preclinical models for various influenza and HIV vaccines, including virus-like particle (VLP)-based vaccines, and he has established animal models to assess both cellular and humoral immune responses to antigens. His most recent publications have evaluated the efficacy of an H5N1 VLP-based vaccine. In the studies performed for ImmuneRegen, Viprovex was tested in rodents and ferrets against the pandemic H1N1 influenza A virus as well as the H5N1 avian influenza virus. Results show that Viprovex can positively impact the severity and duration of viral infection and in cases where virus infection causes death, Viprovex can diminish lethality. This data adds further support to Management’s belief that Homspera can be developed as a standalone therapeutic against influenza virus infection by virtue of its immunomodulating activity.

There is no assurance that our interpretation of the results of the studies will prove to be accurate after further testing.

Vaccine Adjuvant

Vaccine adjuvants are chemicals, traditionally co-administered with vaccines, which are designed not to stimulate an immune response when administered on their own but, rather improve the immune response to other, co-administered antigens.  Vaccine adjuvants are not antigens on their own. The first FDA-approved adjuvant was alum. Alum is the generic name for aluminum salts, generally aluminum hydroxide and aluminum phosphate, which were first used as adjuvants in 1926. New adjuvants  generally consist of derivatives of nucleic acids or lipids that most typically would be found within invading micro-organisms, alone or in combination.  These micro-organism derived chemicals trigger the host’s immune system to provide a more robust response, enhancing the host’s ability to fight off infection by the micro-organism.

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

Adjuvant activity using vaccination with cancer antigens: Melanoma mitigation

Studies performed by Dr. Adriana Larregina, MD, PhD, Associate Professor at the University of Pittsburgh, have evaluated the chemical that is Homspera and have published these results in the medical literature (referenced as Mathers AR et al., 2007 and Janelsins BM et al., 2008). Briefly, she has shown:

●	Homspera prolongs immune cell (Dendritic cell) survival through NK1-R activation
●	This prolonged survival is retained when exposed cells are returned into experimental animals
●	Mechanisms of action are additive to other processes that utilize the NF-kB pathway, as does Homspera
●	Activation by Homspera includes the generation of antigen-specific helper T-cells
●	Homspera increases the ability of genetic vaccines to produce their antigenic payload which stimulates the immune response to the vaccine
●	Homspera makes the activated Dendritic cells more effective at getting to the lymph nodes, makes the lymph nodes more receptive to the DCs, and increases the responsiveness of DC in the lymph nodes
●	Homspera increases the antibody response of the immune system as well as the release of cytokines that drive the immune response
●	The result of the multi-pronged immuno-stimulation by Homspera and antigen is a long-lasting immune response to the administered antigen
●	The prolonged targeted immune response results in an inhibition in the growth of cancer transferred into the treated animals.

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

DEVELOPMENT PROGRAM

Research and Development Spending

Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2009 and 2008 was limited. We spent approximately $558,923 and $1,291,710 in 2009 and 2008, respectively, in research and development activities related to the development of Radilex and Viprovex. From our inception in October 2002 until December 31, 2009, we have spent $3,418,819 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies.

If we receive additional funds through investment funding, licensing agreements or grants we anticipate that during the next 12 months we will increase our research and development spending to a total of approximately $1,500,000 in an effort to further develop Radilex and Viprovex. This research and development cost estimate includes additional animal pharmacology studies, formulation and animal safety/toxicity studies.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2009, we had no revenues from any product sales, royalties or licensing fees, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Advisory Boards and Consultants

As a virtual drug development company, we  contract outside consultants related to the research and development, including quality and regulatory affairs, of our potential products and enlist the aid of advisory boards to provide additional insights.

Consultants

We currently contract four outside consultants related to the research and development, including quality assurance and regulatory affairs, of our potential products.

Dr. Joy A. Cavagnaro, Ph.D., DABT, RAC. Dr. Cavagnaro is is the President of Access BIO, Boyce, VA, a consultancy specializing in science-based regulatory strategies and preclinical product development services to facilitate biomedical research and emerging technologies. Specific product areas of expertise include vaccines, cellular and gene therapies, animal-based and plant-based biotherapeutics, biotechnology-derived and tissue engineered products.   She has over 25 years experience in biotech spanning academia, the CRO and biotech industries and government, including the FDA.  During her tenure at the FDA Center for Biologics Evaluation and Research Dr. Cavagnaro was appointed to the Senior Biomedical Research Service, served as FDA's topic lead for safety for the ICH initiative for 7 years.  Dr. Cavagnaro’s engagement with us began on February 25, 2008 and is to provide expertise in support of our preclinical strategy regarding our drug development program.  She is paid an hourly fee in cash.

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

William Hoehn, Ph.D., Visiting Professor, Georgia Tech, Sam Nunn School of International Affairs, Center for International Strategy, Technology, and Policy

Dr. Adriana Larregina, M.D. Ph.D., a University of Pittsburgh School of Medicine faculty member of the Dermatology and Immunology departments and director of the school's Cutaneous Biology Laboratories and Education. She has published extensively on the role dendritic cells and their precursors play in stimulating immune responses. Further, she has utilized the active component of ImmuneRegen's stem cell-active drug candidate, Homspera, in her published studies of dendritic cells and immune system activation.  Over the past 15 years, Dr. Larregina has pioneered studies exploring the role of dendritic cells in the human immune system and has published numerous peer-reviewed manuscripts, invited reviews and book chapters in this field. She spent the early part of her career studying and practicing pathology in her native Buenos Aires, Argentina, prior to moving to the United States in 1998. Her industry-related memberships include the Society for Investigative Dermatology and the American Association of Immunologists. Dr. Larregina holds an M.D. from the National University of La Plata School of Medicine in Buenos Aires, and a Ph.D. in Immunology from the University of Buenos Aires School of Medicine.

Col. Kerrie Lindberg (Ret.),  Colonel, USAF, Nurse Corps, (Ret.), Former Director, Defense Institute for Medical Operations (DIMO), Brooks City-Base, Texas

K.A. Kelly McQueen, M.D., MPH. Anesthesiologist and Public Health Consultant; Infectious Disease and Disaster Planning for U.S. Army and US Northern Combatant Command

Jacob Finkelstein, Ph.D., a professor in the departments of Pediatrics, Radiation Oncology and Environmental Medicine at the University of Rochester Medical School, Rochester, N.Y., renowned for his investigation into radiation's effect on the human pulmonary System, is a new member of our advisory board.

Dr. Finkelstein's broad experience as a project leader at the University's Center for Biophysical Assessment and Risk Management Following Irradiation (CBARMFI) is expected to help advance ImmuneRegen's development of its drug candidate, Homspera®, by conducting research to evaluate the adult stem cell-active compound'sability to mitigate the effects of otherwise lethal radiation exposure in animals. The CBARMFI is one of eight Centers for Medical Countermeasures Against Radiation (CMCR) funded by the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health. The initial ImmuneRegen-CBARMFI relationship will include support of research efforts and co-development funding of a mutually beneficial research strategy.

Dr. Finkelstein's laboratory studies the mechanisms of pulmonary injury to physiological, toxicological and radiological stimuli and specifically the role of the alveolar epithelium, the cells that line the airways in the lungs. These studies include examination of inflammatory processes and the roles of cytokines in the regulation of cells in the lungs and the immune system. Additionally, investigators at CBARMFI have identified a number of compounds that can mitigate the deleterious effects of radiation and other environmental toxins on pulmonary function.

Of particular interest to both ImmuneRegen and Dr. Finkelstein's laboratory are the mechanisms by which exposure to sufficient doses of radiation triggers pulmonary fibrosis, a debilitating and potential lethal long-term effect. Dr. Finkelstein's laboratory has shown the involvement of pulmonary epithelial cells and fibroblasts in post-radiation fibrosis, specifically in the growth and regulation of connective tissues in the lung. These are the same cell types that ImmuneRegen's Homspera has been shown to affect, as enhanced cell and connective tissue proliferation and appropriate developmental growth signals accelerate wound healing.

Dr. Finkelstein has presented his research at numerous international conferences and has been published in peer-reviewed journals, textbooks and technical reports. He has served as a grant-reviewer for a number of prominent associations, including the American Lung Association and the Veteran's Administration, and serves on the editorial boards of many scientific journals. His industry-related memberships include the American Association for the Advancement of Science, the American Chemical Society (Division of Biological Chemistry) and the American Society for Biochemistry and Molecular Biology, among others. Dr. Finkelstein holds a Ph.D. in Biochemistry from Northwestern University and a bachelor's degree in chemistry from Carnegie-Mellon University.

MANUFACTURING

As previously discussed, we expect that Homspera, Radilex and Viprovex will ultimately have distinct formulations and dosing regimens, however, at this early stage of development, the formulations used are identical. We do not have, and do not intend to establish, manufacturing facilities to produce Homspera, Radilex or Viprovex or any other potential products, if any, that may be derived from Homspera.

In September 2009, ImmuneRegen announced an agreement with Bachem, Inc., enabling Bachem to be the primary manufacturer of ImmuneRegen's Homspera drug substance. Under the agreement Bachem will produce the active pharmaceutical ingredient Homspera under current Good Manufacturing Practices (cGMP) in quantities necessary to support formulation, pre-clinical studies and to perform a number of Phase I studies in humans under an FDA-cleared Investigation New Drug Application (IND). Only drugs produced under cGMP may be administered to humans. Bachem is an independent, technology-based, public biochemicals company providing full service to the pharma and biotech industry. Bachem is specialized in the process development and the manufacturing of peptides and complex organic molecules as active pharmaceutical ingredients (APIs), as well as innovative biochemicals for research purposes. With headquarters in Bubendorf, Switzerland, and affiliates in Europe and the US, Bachem works on a global scale and holds a leading position in the field of peptides.

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

We currently own issued patents in the U.S. drawn to methods of using one or more Substance P analogues to inhibit metastasis and to stimulate the immune system of immunocompromised individuals. Similar patents have been issued in Europe and Australia. We were also granted a patent in Singapore for the use of Substance P analogues to ameliorate the effects of cigarette smoke.

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

Studies using Homspera were performed in the laboratories of Dr. Adriana Larregina, M.D., Ph.D., currently Associate Professor in the departments of Dermatology and Immunology, University of Pittsburgh School of Medicine, and ImmuneRegen and the University have negotiated a license agreement that supports ImmuneRegen's vaccine development program. In this license, ImmuneRegen obtains rights to use Dr. Larregina's research data as well as a license to the University's ownership interest in a patent recently filed by ImmuneRegen in support of Homspera's intellectual property portfolio.

COMPETITION

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Competitors such as Amgen Inc. and Cleveland Biolabs, Inc. have developed or are developing products for treating aspects of severe acute radiation injury. Companies such as PharmAthene, Inc. and Emergent BioSolutions, Inc. have developed or are developing vaccines against infectious diseases, including anthrax. Companies like InterMune Pharmaceuticals and Actelion Pharmaceuticals Ltd. are developing products for treating idiopathic pulmonary fibrosis.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

● completion of pre-clinical laboratory tests or trials and formulation studies;

●submission to the FDA of an IND for a new drug or biologic, which must become effective before human clinical trials may begin;

●performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and,

●submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic.

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

Phase II: The product is introduced into a limited patient population to:

●  assess its efficacy in specific, targeted indications;

●  assess dosage tolerance and optimal dosage; and

●  identify possible adverse effects and safety risks.

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

DISTRIBUTION

If Homspera, Radilex or Viprovex receives approval from the FDA, we will attempt to use our best efforts to commercialize these applications.

EMPLOYEES

Number of Employees

We currently have five full-time total employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer; one scientific program manager; and, one administrative personnel.  From our inception through the period ended December 31, 2009, we have relied on the services of outside consultants in business and research development.

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

As of December 31, 2009, we had an accumulated deficit of $27,759,973. We have incurred losses in each year since our inception in October 2002. Our net losses were $6,462,817 in 2009 and $5,807,353 in 2008. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. As of December 31, 2009, we had a working capital deficit of $2,736,845. This amount consists of cash and cash equivalents of $280,309 and prepaid services and other current assets of $68,347, less accounts payable and accrued liabilities of $785,501 and current portion of notes payable of $2,000,000 and a redemption option liability of $300,000.

At any time on or after December 31, 2009, subject to an amendment of our debentures with YA Global Investments, L.P., the holder may deliver a notice to the Company of its election to compel the Company to redeem up to $1,500,000 of its principal amount outstanding within 5 trading days of the notice.  The redemption amount is payable in full in cash and shall include a redemption premium equal to 20% of the principal amount redeemed.

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

If we are unable to raise capital and/or to achieve and then maintain profitability, the market value of our common stock will decline.

Our independent outside auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent public accountants have stated in their report included in this Form 10-K that we incurred a net loss and negative cash flows from operations of $6,462,817 and $2,876,417, respectively, for the year ended December 31, 2009. Our expectation that we will continue to incur net losses and negative cash flow from operations and our lack of operational history, among other matters, raise substantial doubt about our ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The effect of our auditor’s concerns regarding our ability to continue as a going concern could materially and adversely affect our ability to raise capital, our relationship with potential suppliers and customers, and have other unforeseen effects.

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

We currently need additional financing to fund our immediate operating expenses. We are deferring some current payments until new funding, if any, is received.  Our future capital requirements will depend on many factors, including:

●	the scope and results of our research and development efforts and our preclinical development activities;

●	the timing of, and the costs involved in, preparing regulatory submissions;

●	the costs involved in preparing, filing, maintaining our patents, as well as, other patent-related costs,

●	the extent to which we acquire or invest in businesses, products and technologies; and,

●	our ability to establish collaborations and partnerships.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate any revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond April 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

We estimate that we will require approximately $6.0 million to meet our expenses for the next 24 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms. There is no guarantee that we will be able to defer payment of any of our obligations, at which point we will be forced to find immediate funding to settle such obligations. If we do not find such funding, we may not be able obtain the services and goods needed to continue our operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, particularly in recent months due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

●	results from pre-clinical studies of our potential product candidates or those of our competitors;

●	regulatory developments in the United States and foreign countries;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

Risks Related to Development of Product Candidates

If we do not successfully develop, acquire or license new drugs our business may not grow.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process.  If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share may be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

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

We have invested a significant portion of our efforts and financial resources in the development of Homspera, and its derivates Radilex and Viprovex, for human stem cell stimulation, immune system stimulation and anti-infective activity, vaccine adjuvancy, and wound healing.  Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

●	successful completion of pre-clinical and clinical trials;

●	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

●	establishing commercial manufacturing arrangements with third-party manufacturers;

●	launching commercial sales of the product, whether alone or in collaboration with others; and

●	acceptance of the product in the medical community and with third-party payors.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

●	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●
our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

●	enrollment in our clinical trials, if any, may be slower than we currently anticipate, resulting in significant delays;

●	we might have to suspend or terminate our clinical trials, if any, if the participating patients are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials, if any, may be greater than we currently anticipate;

●	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not be able to obtain marketing approval; or

●	obtain approval for indications that are not as broad as intended.

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

The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Our current drug candidates, Homspera, Radilex and Viprovex, will have to undergo clinical trials and the marketing and manufacturing of these drug candidates, if any, will be subject to rigorous testing procedures. Our research and development efforts are at a very early stage and Homspera, Radilex and Viprovex have only undergone pre-clinical testing in small animals. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of Homspera, Radilex and Viprovex or any other potential products, if any, derived from Homspera. Moreover, any significant delays in clinical trials will impede our ability to commercialize our applications and generate revenue and could significantly increase our development costs. The commencement and completion of clinical trials for Homspera, Radilex, Viprovex or any other potential products, if any, derived from Homspera, could be delayed or prevented by a variety of factors, including:

●	delays in obtaining regulatory approvals to commence a study;

●	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

●	delays in the enrollment of patients;

●	lack of efficacy during clinical trials; or,

●	unforeseen safety issues.

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

We do not currently have manufacturing facilities or personnel to independently manufacture our peptides. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing Homspera for our preclinical studies should cease to continue to do so for any reason, we expect that we would experience delays in advancing these studies while we identify and qualify replacement suppliers.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party; and

●	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Our rights to the US Patent Nos. 5,945,508 and 5,998,376, Substance P Treatment for Immunostimulation, are limited by the rights of the University of Arizona and the United States Air Force and as a result, our ability to use the patent in our business is also limited. Due to these limitations, we may not be able to use the patent in the most profitable or efficient manner and, as a result, our results of operations may suffer.If patents are issued for any of our pending patent applications, the same limitations would most likely apply.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

●	restrictions on such products, manufacturers or manufacturing processes;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	required labeling changes;

●	required post-marketing studies or clinical trials;

●	distribution and use restrictions;

●	voluntary recall;

●	fines;

●	suspension or withdrawal of regulatory approvals;

●	refusal to permit the import or export of our products;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the prevalence and severity of any side effects;

●	the efficacy and potential advantages over alternative treatments;

●	the ability to offer our product candidates for sale at competitive prices;

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support; and

●	sufficient third-party coverage or reimbursement.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects.  Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity.  These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale.  Even though we have not historically experienced any problems associated with claims by users of our products, we do currently maintain product liability insurance.

If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue; and

●	the inability to commercialize any products that we may develop.

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

The pharmaceutical industry is highly competitive.  We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of drugs that work by modulating the activity of ion channels are large pharmaceutical companies which have internal ion channel drug discovery groups as well as smaller more focused companies engaged in ion channel drug discovery.

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

In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

We currently have $9,068,889 in convertible debentures outstanding: $3,000,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $1.50 per share; $5,000,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $1.55 per share; $68,889 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.57 per share; $200,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.34 per share; and, $800,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.30 per share.  The conversion of our outstanding convertible debentures would have a dilutive effect on our future stockholders and could result in an adverse effect on the market price of our common stock.

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

We currently have $3 million in convertible debentures outstanding that are convertible at any time at the option of the holder into shares of common stock at a price equal to $1.50 per share. We also have $5 million of 10% secured convertible debentures due August 8, 2013 outstanding that are convertible at any time at the option of the holder into shares of common stock at a price equal to $1.55 per share; $68,889 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.57 per share; $200,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.34 per share; and, $800,000 of debentures are convertible at any time at the option of the holder into shares of the common stock at a price equal to $0.30 per share.  In addition, we expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock.

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

Our common stock is considered a "penny stock," and is subject to additional sale and trading regulations that may make it more difficult to sell.

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

ITEM 2.     DESCRIPTION OF PROPERTY

On December 31, 2008, our corporate headquarters was located at 8767 E. Via de Ventura, Suite 190, Scottsdale, Arizona 85258, where we leased approximately 3,322 square feet of office space from November 1, 2007. Our minimum monthly rent expense was $7,128 plus tax per month.

On March 17, 2009, we agreed to an amendment to our two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc., effective April 1, 2009 to relocate our headquarters to a 1,943 square foot suite within the Bay Colony Executive Center located at 8777 E. Via de Ventura, Suite 280, Scottsdale, Arizona 85258 and extends our current lease obligation of its office lease term to 48 months ending March 31, 2013

Our minimum monthly rent expense under the amended lease is $3,400 plus tax per month in the first year starting June 1, 2009 and will increase to $3,665 plus tax per month in the second year, $3,749 plus tax in the third year and $3,845 plus tax in the fourth year.  In addition, as per the amendment, we will be charged no rent for April and May 2009.  We are also responsible for our proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.  All other terms and conditions of the original lease dated October 1, 2007, as filed on Form 8-K on October 30, 2007, and all exhibits thereto shall remain in full force and effect

We believe that our facilities are adequate for our current needs and suitable additional space will be available in the future to replace existing facilities, if necessary, or to accommodate expansion of our operations.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  As of the date of this report, we were not aware of any such legal proceedings or claims against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is approved for quotation on the FINRA OTC Bulletin Board under the symbol IRBS.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2009 and 2008 was as follows:

	2009
	High	Low
1st Quarter	$0.19	$0.02
2nd Quarter	0.40	0.15
3rd Quarter	0.54	0.15
4th Quarter	0.45	0.16

	2008
	High	Low
1st Quarter	$0.95	$0.20
2nd Quarter	1.00	0.60
3rd Quarter	1.18	0.10
4th Quarter	0.60	0.08

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions.  On March 30, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.35 per share. As of December 31, 2009, there were approximately 540 stockholders of record of our common stock.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On July 10, 2008, we effected a 1-for-10 reverse stock split of our common stock and simultaneously reduced our total authorized shares of common stock to 100,000,000.  As of December 31, 2009, the Company had 13,630,857 shares of common stock outstanding.

During the year ended December 31, 2008, the Company issued 293,389 shares of common stock as payment for accrued interest of $114,585.  In addition, the Company issued 378,422 shares of common stock for pre-payment of $125,000 of interest.  The Company issued 30,000 shares to a consultant for services at $1.10 per share.  The company issued 100,000 shares of common stock, valued at $120,000, as a finder’s fee.  The Company also issued 30,000 shares for the exercise of warrants at $0.375.  Due to the rounding of shares from the 1-for-10 reverse stock split, the Company issued 126 common shares.

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

During the year ended December 31, 2009, the Company issued 833,334 shares of common stock at $0.30 to our President and Chief Executive Officer, Michael K. Wilhelm, per the term of his employment agreement as a target incentive bonus for capital raised.  In addition, the Company issued 533,332 shares of common stock to a consultant for services at prices ranging between $0.19 and $0.36 per share.

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

Issuances of Common Stock for Consulting Services

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock with a fair value of $38,000 to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company is to issue an additional 88,888 shares of common stock with a fair value of $32,000 to the consultant for services rendered from September 1, 2009 to October 31, 2009.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan in October and December 2009.

In December 2009, the parties agreed to extend the term of the agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. In December 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  As of December 31, 2009, 44,444 shares have not been issued and the fair value of these shares of $10,222 has been recorded as common stock subscribed at December 31, 2009.

In December 2009, 200,000 shares of common stock with a fair value of $70,000 were issued to the consultant for additional services outside the scope of the original contract rendered in December 2009.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized for issuance with is issuable in a series.  As of December 31, 2009 we have no shares of preferred stock issued and outstanding.

Dividends And Distributions

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of Stalt, Inc. as our transfer agent.

Stock Options and Warrants

During 2008, 189,747 options were issued to advisors, directors, officers and employees.  The Company recognized $244 and $77,346 of expense related to these options during the years ended December 31, 2009 and 2008, respectively.

During 2009, 1,021,235 options were issued to consultants, advisors, directors, officers and employees.  The Company estimated the fair value of the options to be $255,296 of which $108,733 was charged as expense and $146,563 was unrecognized stock based compensation as of December 31, 2009.

No options were exercised by Directors or employees in 2009 and 2008.

A summary of the Company's stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding Beg of Year	1,791,168	$0.15-250.00	1,601,421	$1.275-250.00
Granted	1,021,235	0.25-250.00	189,747	0.15-250.00
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding End of Year	2,812,403	0.15-250.00	1,791,168	0.15-250.00
Exercisable End of Year	2,309,903	0.15-250.00	1,790,793	0.15-250.00

Options reserved for the 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan but not issued (2,302,936) are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 6.93 years.

During 2008, 4,000,000 warrants were issued to purchasers of senior secured debentures.  We recognized $1,693,245 expense for the warrants issued, since the warrants were issued with the debt, they are considered a discount to the notes and will be amortized over the life of the notes.

During 2009, no warrants were issued.

In 2008, warrant holders exercised 30,000 warrants at $0.375 per share and received 30,000 shares of stock.  There we no warrants exercised in 2009.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	7,020,975	1.25-5.00	3,516,064	$1.25-5.00
Granted	-	-	4,000,000	2.00
Cancelled	(1,093,540)	0.50-10.00	(465,089)	1.25-10.00
Exercised	-	-	(30,000)	0.375
Outstanding End of Year	5,927,435	1.25-5.00	7,020,975	1.25-5.00
Exercisable End of Year	5,927,435	1.25-5.00	7,020,975	1.25-5.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2009 is 3.12 years.

Notes Payable

As of December 31, 2009 we have $9,068,889 in notes payable, of which $2,000,000 is current on December 31, 2009 and of which $1,500,000 is callable by the noteholder at any time after December 31, 2009.  Any amount redeemed by this call provision will be subject to a 20% redemption premium payable to the holder of the note.  The Company and the Lender are currently in negotiations to restructure the terms of the call provision.  An additional $1,000,000 matures on May 31, 2011 and the remaining balance of $6,068,889 will mature in 2013 and beyond.

The Company has $2,000,000 and $1,000,000 of senior secured notes payable under a loan agreement with YA Global Investments, L.P. dated January 3, 2008 and June 12, 2008, respectively.  The notes mature in three-years and the annual interest rate on unpaid principal from the date of each respective note is 10.0 percent, with accrued interest paid quarterly in cash, common stock or five-year notes bearing zero percent interest.  Of this amount, $1,500,000 is callable as of December 31, 2009, although none of this amount has been called.  As of December 31, 2009, the Company has issued an aggregate of $443,889 of five-year zero percent interest notes for accrued interest from September 30, 2008 to December 31, 2009.

The Company has an aggregate of $5,000,000 of secured notes payable under a loan agreement with funds managed by Brencourt Advisors, LLC dated August 8, 2008.  The notes mature in five years and the annual interest rate on unpaid principal from the date of each respective note is 10.0 percent, with accrued interest paid quarterly in cash, common stock or five-year notes bearing zero percent interest. As of December 31, 2009, the Company has issued an aggregate of $625,000 of five-year zero percent interest notes for accrued interest from December 31, 2008 to December 31, 2009.

A summary of the Company's notes payable for the years ended December 31, 2009 and 2008 is as follows:

	December 31,2009	December 31,2008
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	443,889	143,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	625,000	125,000
Total note payable	$9,068,889	$8,268,889

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

On December 31, 2009, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended December 31, 2009.   The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On December 31, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended December 31, 2009.   The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Overview

We continue to engage in research and development activities focused on developing therapies in pulmonology, immunology and hematology, and in developing proprietary therapeutics through Phase I / II clinical studies while seeking out-licensing arrangements and collaborations with partners to complete development and achieve commercialization. We have not commenced any product commercialization and, until such time, we will not generate significant product revenues.  Our accumulated deficit has increased, from $24,556,491 at December 31, 2008 to $27,759,973 at December 31, 2009. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a pharmaceutical partner or attain sales levels sufficient to support operations.

In 2010 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2010 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

The preliminary results of our pre-clinical studies may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

Liquidity and Capital Resources

At December 31, 2009, we had current assets of $348,656 consisting of cash and cash equivalents of $280,309, and prepaid assets and other current assets of $68,347.  Also, at December 31, 2009, we had current liabilities of $3,085,501, consisting of accounts payable and accrued liabilities of $785,501, notes payable of $2,000,000 and a redemption option liability of $300,000. This resulted in a working capital deficit of $2,736,845. During the twelve months ended December 31, 2009, we used cash in operating activities of $2,876,417. From the date of inception (October 30, 2002) to December 31, 2009, we had a net loss of $27,759,973 and used cash of $16,095,893 in operating activities. We met our cash requirements from our inception (October 30, 2002) through December 31, 2009 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments. Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

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

We will need to raise additional funds in order to fully execute our 2010 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2010. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately $722,575 (31%) higher at the end of 2009 with approximately $3,085,501 at December 31, 2009, as compared to approximately $2,362,926 at December 31, 2008.  The Company started accounting for derivative liabilities associated with warrants issued in 2008 on January 1, 2009, which increased liabilities in 2009 by approximately $2,256,200.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to December 31, 2008, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP. We currently need additional financing to fund our immediate operating expenses.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

During fiscal year 2010, we will pay our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer an aggregate of $775,000 pursuant to their employment agreements.

As of December 31, 2009 we have $9,068,889 in notes payable, of which $2,000,000 is current on December 31, 2009 and of which $1,500,000 is callable by the noteholder at any time after December 31, 2009.  Any amount redeemed by this call provision will be subject to a 20% redemption premium payable to the holder of the note.  The Company and the Lender are currently in negotiations to restructure the terms of the call provision.  An additional $1,000,000 matures on May 31, 2011 and the remaining balance of $6,068,889 will mature in 2013 and beyond.

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

Critical Accounting Policies

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

Stock-based Compensation

The Company accounts for our stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”)., which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 1 of Notes to Financial Statements.

Result of Operations

Comparison of results for the fiscal year ended December 31, 2009, to the fiscal year ended December 31, 2008.

Revenues

We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during calendar year 2010 as we transition from a development stage company.

Costs and Expenses

From our inception through December 31, 2009, we have incurred losses of $27,759,973. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, interest expense and equity based compensation to stockholders for the penalty incurred for the late registration of shares.

Selling, General and Administrative Expenses

We were successful in cutting costs in 2009.  Selling, General and Administrative expenses were reduced from $5,024,013 for the fiscal year ended December 31, 2008 to $3,126,423 for the fiscal year ended December 31, 2009, a cost savings of $1,897,590 or approximately 38%. This was mostly because payroll and related expenses were cut by $418,411 (29.8%) from $1,405,528 in 2008 to $987,117 in 2009,  research and development cost were reduced by 732,787 (56.7%), legal and accounting fees were reduced by $310,312 (33.9%), non-cash compensation was reduced by $128,972 (35.8%) and travel and entertainment costs were reduced by $94,444 (49.4%).

Interest Expense

For the twelve months ending December 31, 2009, Interest Expense (net) was $2,163,065 an increase of approximately 258% compared to Interest Income (net) of $603,965 during the 12 months ended December 31, 2008. Interest Expense increased during 2009 and we expect it to remain the same during the coming twelve months as we have accrued a full year of interest expenses on the convertible debentures we issued in January, June and August of 2008.

Net Loss

For the reasons stated above, our net loss for the twelve months ending December 31, 2009 was $6,462,817 or $0.49 per share versus a net loss for the twelve months ending December 31, 2008 of $5,807,353 or $0.49 per share. For the period of inception (October 30, 2002) through December 31, 2009, our net loss was $27,759,973, or $3.55 per share. We expect that losses will continue at least through the year ending December 31, 2011.

Our independent certified public accountants have stated in their report included in this Form 10-K that we have incurred a net loss and negative cash flows from operations of $6,462,817 and $2,876,417, respectively, for the year ended December 31, 2009. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund the immediate future operations, will be completely dependent on additional debt and equity financing arrangements. In anticipation of the need to raise additional financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional financing from a variety of sources and means. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Acquisition or Disposition of Plant and Equipment

We acquired $1,500 worth of property, plant or equipment for the year ended December 31, 2009.  We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

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

As of the end of the period covered by this Annual Report on form 10-K, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009, we have concluded our disclosure controls and procedures were ineffective.

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

In 2008, we took various steps to remediate the deficiencies that gave rise to this material weakness.  We formed an audit committee in June 2008 and in the fourth quarter of 2008, we provided additional education to our employees regarding our code of ethics, standard operating procedures, stock trading policy and our whistle blower hotline.  In 2009, we took measures, including evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls and using an external consultant to review our control procedures to assure compliance and enhancement, as needed, to existing controls, to remediate the material weakness.  During 2009 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of December 31, 2009.  As a result, we have concluded our internal controls were ineffective as of December 31, 2009.

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  See Exhibit 33.1 for managements report on internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

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

10.41	Employment Agreement dated February 2, 2010 by and between the Company and John N. Fermanis

10.42	Change of Control Agreement dated February 2, 2010 by and between the Company and John N. Fermanis

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

71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2010.

IR BIOSCIENCES HOLDINGS, INC.

Date:	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2010

/s/ John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Theodore E. Staahl, M.D.	Director	April 15, 2010

/s/ Hal N. Siegel, Ph.D.	Director	April 15, 2010

/s/ Lance K. Gordon, Ph.D.	Director	April 15, 2010

/s/ Robert J. Hariri, M.D., Ph.D.	Director	April 15, 2010

/s/ Jerome B. Zeldis, M.D., Ph.D.	Director	April 15, 2010

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

IR BIOSCIENCES HOLDINGS, INC.
(a development stage company)

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Losses for the years ended December 31, 2009 and 2008 and the period October 30, 2002 (Date of Inception) through December 31, 2009	F-4

Consolidated Statements of Stockholders' Deficit For the period October 30, 2002 (Date of Inception) through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period October 30, 2002 (Date of Inception) through December 31, 2009	F-17

Notes to Consolidated Financial Statements	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
IR BioSciences Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheets of IR BioSciences Holdings, Inc., a development stage company, as of December 31, 2009 and 2008, and the related statements of losses, statement of stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2009 and the period October 30, 2002 (date of inception) through December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR BioSciences Holdings, Inc., a development stage company, at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period October 30, 2002 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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
April 15, 2010

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
Assets
Current assets

Cash and cash equivalents	$280,309	$3,158,226
Prepaid services and other current assets (note 1)	68,347	222,018

Total current assets	348,656	3,380,244

Deposits and other assets (note 1)	7,693	7,378

Furniture and equipment, net of accumulated depreciation of
$89,130 and $75,480, respectively (note 2)	29,197	41,347

Total assets	$385,546	$3,428,969

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities (note 3)	$785,501	$862,926
Current portion of notes payable (note 4)	2,000,000	1,500,000
Redemption option liability (note 4)	300,000	-

Total current liabilities	3,085,501	2,362,926

Derivative liability (note 5)	2,256,200	-
Notes payable, net of discount of $3,006,498 and $1,474,937, respectively (note 4)	4,062,391	5,293,952

Total liabilities	9,404,092	7,656,878

Commitments and contingencies	-	-

Stockholders' deficit (note 6)
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
13,630,857 shares and 12,264,191 shares issued and outstanding
at December 31, 2009 and December 31, 2008, respectively	13,630	12,265
Additional paid-in capital	18,717,575	20,066,317
Common stock subscribed (note 6)	10,222	250,000
Deficit Accumulated during the development stage	(27,759,973)	(24,556,491)
Total stockholder's deficit	(9,018,546)	(4,227,909)

Total liabilities and stockholders' deficit	$385,546	$3,428,969

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses
For the years ended December 31, 2009 and 2008
and for the period of Inception (October 30, 2002) to December 31, 2009

			Cumulative from
	For the	For the	Inception
	Year Ended	Year Ended	(October 30, 2002)
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	3,126,423	5,024,013	24,236,377
Merger fees and costs	-	-	350,000
Impairment of intangible asset	-	-	6,393
Total operating expenses	3,126,423	5,024,013	24,592,770

Operating loss	(3,126,423)	(5,024,013)	(24,592,770)

Other expense:
Cost of penalty for late registration of shares	-	-	2,192,160
(Gain) loss from change in fair value of derivative liability	1,048,329	-	(3,662,622)
Financing cost	125,000	179,375	394,375
Interest (income) expense, net	2,163,065	603,965	4,232,746

Total other (income) expense	3,336,394	783,340	3,156,659

Loss before income taxes	(6,462,817)	(5,807,353)	(27,749,429)

Provision for income taxes	-	-	(10,544)

Net loss	$(6,462,817)	$(5,807,353)	$(27,759,973)

Net loss per share - basic and diluted	$(0.49)	$(0.49)	$(3.55)

Weighted average shares outstanding -
basic and diluted	13,182,213	11,823,628	7,823,495

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

				Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Balance at October 30, 2002 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.006 per share to founders for license of proprietary right in December 2002	1,661,228	1,661	7,589	-	-	-	9,250

Shares of common stock issued at $0.006 per share to founders for services rendered in December 2002	140,531	141	641	-	-	-	782

Shares of common stock issued at $1.671 per share to consultants for services rendered in December 2002	5,388	5	8,995	(9,000)	-	-	-

Sale of common stock for cash at $1.671 per share in December 2002	18,558	19	30,982	-	-	-	31,001

Net loss for the period from inception (October 30, 2002) to December 31, 2002		-	-	-		(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	1,825,704	$1,826	$48,207	$(9,000)	$-	$(45,918)	$(4,885)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Shares granted to consultants at $1.392 per share for services rendered in January 2003	9,878	10	13,740	-	-	-	13,750

Sale of shares of common stock for cash at $1.517 per share in January 2003	32,955	33	49,967	-	-	-	50,000

Shares granted to consultants at $1.392 per share for services rendered in March 2003	15,445	15	21,485	-	-	-	21,500

Conversion of notes payable to common stock at $1.392 per share in April 2003	143,674	144	199,856	-	-	-	200,000

Shares granted to consultants at $1.413 per share for services rendered in April 2003	1,437	1	2,029	-	-	-	2,030

Sale of shares of common stock for cash at $2.784 per share in May 2003	1,796	2	4,998	-	-	-	5,000

Sales of shares of common stock for cash at $2.784 per share in June 2003	3,592	4	9,996	-	-	-	10,000

Conversion of notes payable to common stock at $1.392 per share in June 2003	71,837	72	99,928	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003		-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	236,813	237	(121,036)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937
							-
Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003		-	-	-	-	(1,856,702)	(1,856,702)
							-
Balance at December 31, 2003	2,343,130	$2,343	$1,056,529	$-	$-	$(1,902,620)	$(843,748)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Beneficial Conversion Feature associated with note payable in May 2004		-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $2.00 per share as a due diligence fee in May 2004	12,500	13	24,988	-	-	-	25,000

Shares issued to a consultant at $10.00 per share for services to be rendered over twelve months beginning May 2004	50,000	50	499,950	(500,000)	-	-	-

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered in April through June 2004	-	-	8,318	-	-	-	8,318

Shares issued in July to a consultant at $1.00 for services to be rendered through July 2005	25,000	25	24,975	(25,000)	-	-	-

Shares issued to a consultant in July and September at $4.10 per share for services to be rendered through April 2005	20,000	20	81,980	-	-	-	82,000

Shares issued to a consultant in September at $1.20 to $2.20 for services rendered through September 2004	12,728	13	16,896	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	30,000	30	35,970	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Accrued deferred compensation in August 2004 to a consultant for 10,000 shares at $1.00 per share, committed but unissued		-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $1.40 to a consultant for services to be performed through October 2004	10,000	10	13,990	(14,000)	-	-	-

Shares issued in August 2004 at $1.25 per share for conversion of $30,000 demand loan	24,000	24	29,976	-	-	-	30,000

Shares issued in August 2004 at $1.60 per share to a consultant for services provided.	12,500	13	19,988	-	-	-	20,000

Shares issued to employees at $1.60 to $2.50 per share	4,880	5	8,379	-	-	-	8,384

Commitment to issue 10,000 shares of stock to a consultant at $2.30 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $1.25 per share, net of costs of $298,155	1,816,000	1,816	1,362,107	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs		-	607,922	-	-	-	607,922

Issuance of warrant to officer in October	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	490,000	490	(490)	-	-	-	-

Conversion of accounts payable to stock in October at $1.25 per share	125,775	126	108,514	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $1.10 per share	9,330	9	10,254	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009c

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Issuance of stock to officer and director at $1.25 per share in October for conversion of liability	144,000	144	123,789	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.75 to $1.25 per share in October 2004	670,315	670	423,547	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

Conversion of Note Payable of $5,000 plus accrued interest of $71 in October, 2004	6,761	7	4,993	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation in December 2004	10,000	10	34,990	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December 2004	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable in December 2004		-	124,709	-	-	-	124,709

Shares issued in error to be cancelled in December	(900)	(1)	1	-	-	-	0

Amortization of deferred compensation through December 31, 2004		-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004		-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	6,242,339	$6,242	$7,979,124	$(169,986)	$-	$(7,208,027)	$607,353

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Sale of shares of common stock for cash at $2.00 per share in March 2005 for warrant exercise, net of costs	660,078	660	1,190,196	-	-	-	1,190,856

Value of warrants issued to members of advisory committees in March 2005		-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 5,000 shares of common stock at $6.50 per share.		-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.50 per share in June 2003	8,000	8	3,992	-	-	-	4,000

Value of warrants issued to members of advisory committee in June 2005		-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005		-	32,991	-	-	-	32,991

Issuance of 23,215 shares of common stock in July 2005 for conversion of notes payable	23,215	23	64,980	-	-	-	65,003

Issuance of 10,000 shares of common stock in August 2005 to a consultant for services provided	10,000	10	9,990	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services		-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005		-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers		-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005	-	-	-	-	-	(4,591,107)	(4,591,107)
	6,943,632	$6,943	$9,527,993	$(2,760)	$-	$(11,799,134)	$(2,266,958)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Issuance of 10,000 shares to officer, previously accrued	10,000	10	41,406	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006		-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006		-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	3,446	3	16,194	-	-	-	16,197

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,929	2	2,409	-	-	-	2,411

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,632	2	2,039	-	-	-	2,041

Conversion of accrued interest to common stock at $1.00 per share in May, 2006	1,345	1	1,354	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.90 per share in June 2006	500	1	450	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006		-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006		-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	415,080	415	871,250	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006		-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	3,426,625	3,427	4,610,122	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising		-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Value of shares issued to officer	-	-	32,120	-	-	-	32,120

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)
	10,804,190	$10,804	$15,619,928	$-	$5,483	$(13,285,180)	$2,351,035

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued as commission for equity fund raising in January 2007	548,260	548	4,935	-	(5,483)	-	-

Common stock issued to consultant in January 2007 at $1.50 per share	29,804	30	44,676	-	-	-	44,706

Common stock issued to consultants in January 2007 at $1.55 per share	40,000	40	61,960	-	-	-	62,000

Common stock issued to consultants in January 2007 at $1.50 per share	10,000	10	14,990	-	-	-	15,000

Value of options issued to officer in January, February and March 2007		-	471,457	-	-	-	471,457

Value of options issued to employee in January 2007		-	5,426	-	-	-	5,426

Value of warrants issued to consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services in 2008 at $1.10 per share in November 2007		-	-	-	33,000	-	33,000

Common stock to be issued for finders fee in 2008 at $1.20 per share in November 2007		-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)
	11,432,254	$11,432	$18,005,332	$-	$153,000	$(18,749,138)	$(579,374)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued for consulting services previously accrued in November 2007	30,000	30	32,970	-	(33,000)	-	-

Common stock issued for finders fee previously accrued in November 2007	100,000	100	119,900	-	(120,000)	-	-

Value of warrants issued pursuant to convertible debt agreement in January 2008		-	226,754	-	-	-	226,754

Adjustment to value of warrants, previously issued in January 2008, due to decrease of exercise price		-	60,092	-	-	-	60,092

Value of options issued to advisory board in March 2008		-	3,729	-	-	-	3,729

Value of options issued to employee in January 2007		-	5,428	-	-	-	5,428

Value of options issued to consultants in July 2007		-	6,994	-	-	-	6,994

Common stock issued for March 2008 interest payment at $0.488 per share	39,500	39	19,237	-	-	-	19,276

Value of options issued to employees in March 2008		-	1,708	-	-	-	1,708

Value of options issued to a Director in March 2008		-	19,625	-	-	-	19,625

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	28,220	28	19,698	-	-	-	19,726

Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	2,822	3	1,969	-	-	-	1,972

Common stock issued for interest payment at $0.33032 per share in August 2008	95,825	96	31,557	-	-	-	31,653

Common stock issued for interest payment at $0.33032 per share in August 2008	2,228	2	734	-	-	-	736

Common stock issued for interest payment at $0.33032 per share in August 2008	124,794	125	41,097	-	-	-	41,222

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	162,721	163	53,587	-	-	-	53,750

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	3,785	4	1,246	-	-	-	1,250

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	211,916	212	69,788	-	-	-	70,000

Common stock issued pursuant to the exercise of warrants at $0.375 per share in June and July 2008	30,000	30	11,220	-	-	-	11,250

Common stock issued for rounding due to reverse stock split in August 2008	126	1	(1)	-	-	-	-

Common stock subscribed pursuant to agreement for capital raise in August 2008		-	-	-	250,000	-	250,000

Value of warrants issued pursuant to convertible debt agreement in August 2008		-	286,846	-	-	-	286,846

Value of warrants issued pursuant to convertible debt agreement in August 2008		-	427,628	-	-	-	427,628

Value of warrants issued pursuant to convertible debt agreement in August 2008		-	9,946	-	-	-	9,946

Value of warrants issued pursuant to convertible debt agreement in August 2008		-	556,949	-	-	-	556,949

Value of options issued to directors in November 2008		-	52,284	-	-	-	52,284

Loss for the year ended December 31, 2008	-	-	-	-	-	(5,807,353)	(5,807,353)

Balance at December 31, 2008	12,264,191	12,265	20,066,317	-	250,000	(24,556,491)	(4,227,909)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2009

			Additional		Common
Common Stock		Paid-In	Deferred	Stock	Accumulated
Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability		-	(1,856,576)	-	-	3,259,335	1,402,759

Common stock issued pursuant to agreement for capital raise previously accrued in August 2008 at $0.30 per share	833,334	833	249,167	-	(250,000)	-	-

Common stock issued for consulting services performed from June to August 2009 at $0.19 per share	200,000	200	37,800	-	-	-	38,000

Common stock issued for consulting services performed in September 2009 at $0.36 per share	44,444	44	15,956	-	-	-	16,000

Common stock issued for consulting services performed in October 2009 at $0.36 per share	44,444	44	15,956	-	-	-	16,000

Common stock issued for consulting services performed in November 2009 at $0.23 per share	44,444	44	10,178	-	-	-	10,222

Common stock issued for consulting services performed in November 2009 at $0.35 per share	200,000	200	69,800	-	-	-	70,000

Common stock to be issued for consulting services performed in December 2009 at $0.23 per share		-	-	-	10,222	-	10,222

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Value of options issued to advisory board in Aug 2009		-	4,045	-	-	-	4,045

Value of options issued to consultants in Aug 2009	-	-	3,646	-	-	-	3,646

Value of options issued to employees in Aug 2009	-	-	6,250	-	-	-	6,250

Value of options issued to Officers and Directors in Aug 2009		-	94,792	-	-	-	94,792

Loss for the year ended December 31, 2009	-	-	-	-	-	(6,462,817)	(6,462,817)

Balance at December 31, 2009	13,630,857	$13,630	$18,717,575	$-	$10,222	$(27,759,973)	$(9,018,546)

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
 Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008,
And For the Period of Inception (October 30, 2002) to December 31, 2009

	For the Year	For the Year	Cumulative
	Ended	Ended	from Inception
	December 31,	December 31,	(October 30, 2002) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(6,462,817)	$(5,807,353)	$(27,759,973)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	269,421	339,768	7,417,548
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
Change in fair value of derivative liability	1,048,329	-	(3,662,622)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	800,000	418,473	1,374,880
Amortization of discount on notes payable	1,079,069	218,280	2,617,644
Redemption Option Liability	300,000	-	300,000
Depreciation and amortization	13,650	16,572	82,737
Changes in operating assets and liabilities:
Increase in deposits	(315)	-	(5,183)
Decrease in prepaid services and other assets	153,672	114,448	224,144
Increase/(Decrease) in accounts payable and accrued expenses	(77,426)	(69,683)	1,031,254

Net cash used in operating activities	(2,876,417)	(4,769,495)	(16,095,893)

Cash flows from investing activities:
Acquisition of property and equipment	(1,500)	(19,648)	(86,577)

Net cash used in investing activities	(1,500)	(19,648)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	7,715,000	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	11,250	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	7,726,250	16,462,779

Net increase (decrease) in cash and cash equivalents	(2,877,917)	2,937,107	280,309

Cash and cash equivalents at beginning of period	3,158,226	221,120	-

Cash and cash equivalents at end of period	$280,309	$3,158,227	$280,309

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows for the year ended
December 31, 2008 and 2007, and for the period
of Inception (October 20, 2002) to December 31, 2008
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$40,998	$127,051

Taxes	$-	$-	$8,115
Common stock issued in exchange for proprietary rights	$-	$-	$9,250
Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401
Debt and accrued interest forgiveness from note holders	$-	$-	$36,785
Stock issued as commission for equity fundraising	$-	$-	$125,483

The accompanying notes are an integral part of these consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In July 2003, the Company effected a 1-for-20 reverse stock split of its common stock. In April 2004, the Company effected a 2-for-1 forward split of its common stock.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its total authorized shares of common stock to 100,000,000.  Par value remained unchanged as a result of the July 2008 stock split and reduction of authorized shares. Accordingly, the effect of the reverse-split has been presented in the accompanying  consolidated financial statement and footnote disclosures.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying  consolidated financial statements, the Company has incurred a net loss of $27,759,973 from its inception (October 30, 2002) through December 31, 2009. The Company incurred a net loss of $6,462,817 and $5,807,353 from operations during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had current assets of $348,656 consisting of cash and cash equivalents of $280,309, and prepaid assets and other current assets of $68,347. Also, at December 31, 2009, we had current liabilities of $3,085,501 consisting of accounts payable and accrued liabilities of $785,501, notes payable of $2,000,000, and redemption option liability of $300,000. This resulted in working capital deficit of $2,736,845.This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock based compensation

The Company accounts for our stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”)., which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2009 and 2008, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are recognized when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2009, and 2008 and the period from October 30, 2002 (date of inception) to December 31, 2009 were $558,923, $1,291,710, and $3,418,819 respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2009.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Prepaid services and other current assets

Prepaid services and other current assets at December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008
Prepaid monitoring fees	$15,625	$140,625
Prepaid insurance	46,472	44,929
Prepaid services	-	22,834
Prepaid car lease	-	11,865
Prepaid software	6,250	-
Salary advance	-	1,765
Total prepaid services and other current assets	$68,347	$222,018

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,693 and $7,378 as of December 31, 2009 and December 31, 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2009 and December 31, 2008.

Fair Value of Financial Instruments

In April 2009, the Company adopted new accounting guidance for our interim period ended June 30, 2009 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s derivative instruments is determined using option pricing models.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Fair Value Measurements

Effective January 1, 2008, the Company adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

Change in Accounting Principle

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, certain convertible debentures and warrants agreements should reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion features and warrants was $1,402,759, a decrease in additional paid-in capital of $1,856,576, based on the fair value at date of issue, and a $3,259,335 increase to the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of December 31, 2009, which had no impact on our results of operations, financial condition or cash flows.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Website	5 years
Furniture	7 years

The Company's property and equipment at December 31, 2009 and December 31, 2008 consists of the following:

	December 31, 2009	December 31, 2008
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	27,100
Licensed Proprietary Rights	9,250	9,250
	118,327	116,827
Accumulated Depreciation and Amortization	(89,130)	(75,480)
	$29,197	$41,347

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $13,650 and $16,572, respectively.  The amount depreciated from the date of inception (October 30, 2002) through December 31, 2009 was $82,737.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
Accounts payable and accrued liabilities	$716,029	$776,319
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Credit cards	28,131	45,266
State income tax payable	3,200	3,200
	$785,501	$862,926

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4 - NOTES PAYABLE

Note Issued To YA Global Investments, L.P. For Accrued Interest

On September 30, 2008, per the terms of the amended Securities Purchase Agreement with YA Global Investments, L.P., the Company issued a 0% interest convertible debenture with a five year term of exercise and a minimum conversion price of $0.57 per share as payment of $70,424 in interest accrued during the three months ended September 30, 2008, net of a credit of $1,536 to adjust interest payments that were made through June 30, 2008.

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

On December 31, 2009, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended December 31, 2009.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On September 30, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.34 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended September 30, 2009.

On December 31, 2009, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended December 31, 2009.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

As of December 31, 2009 and December 31, 2008 notes payable consist of:

	December 31,2009	December 31,2008
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	443,889	143,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	625,000	125,000
Less: Debt discount	(3,006,497)	(1,474,937)
Total note payable	6,062,392	6,793,952
Less: current portion of notes payable	2,000,000	1,500,000
Total long term portion of notes payable	4,062,392	5,293,952

Aggregate maturities of long-term debt as of December 31, 2009 are as follows:

For the twelve months ended December 31,	Amount
2010	$2,000,000
2011	1,000,000
2012	-
2013	5,145,424
2014 and beyond	923,465
$9,068,889

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $2,256,200 related to the debenture conversion feature and warrants is included in our consolidated balance sheet as of December 31, 2009. During the year ended December 31, 2009, we recorded a loss of $1,048,329 related to the change in fair value of the debenture conversion feature and warrants.

In accordance to the Accounting for Derivative Instruments and Hedging, the Company is required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The other liabilities recorded at fair value in the balance sheet as of December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	2,256,200	2,256,200
Total	$-	$-	$2,256,200	$2,256,200

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1, 2009	December 31, 2009
Expected volatility	189.77%	321.09%
Expected life (years)	4.40-5.51	2.97-5.00
Risk free interest rate	1.13%	1.38%
Forfeiture rate	-	-
Dividend rate	-	-

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 - CAPITAL STOCK

Common stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock have been issued as of December 31, 2009. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.

In July 2003, a 1 for 20 reverse stock split of the Company's common stock was effected. On April 6, 2004, the Company effected a 2 for 1 forward split of its common stock. Total authorized shares and par value remain unchanged. Accordingly, the effect of the reverse and subsequent forward split has been presented in the accompanying financial statement and footnote disclosures. On June 28, 2006, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000. On June 27, 2008, our shareholders voted to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 250,000,000 to 450,000,000.  On July 10, 2008, the Company effected a 1-for-10 reverse stock split of its common stock and simultaneously reduced its authorized shares of common stock to 100,000,000; par value remained unchanged.  Accordingly, the effect of the reverse-split has been presented in the accompanying financial statement and footnote disclosures with a retroactive adjustment to earlier periods presented.

As of December 31, 2009, the Company has 13,630,857 shares of common stock issued and outstanding.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In January 2009, the Company issued 833,334 shares of common stock valued at $250,000 to Michael K. Wilhelm, the Company’s President and Chief Executive Officer, as a target incentive bonus for the consummation of a debt financing with an unaffiliated third party in August 2008.

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock with a fair value of $38,000 to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company is to issue an additional 88,888 shares of common stock with a fair value of $32,000 to the consultant for services rendered from September 1, 2009 to October 31, 2009.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan in October and December 2009.

In December 2009, the parties agreed to extend the term of the agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. In December 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  As of December 31, 2009, 44,444 shares have not been issued and the fair value of these shares of $10,222 has been recorded as common stock subscribed at December 31, 2009.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In December 2009, 200,000 shares of common stock with a fair value of $70,000 were issued to the consultant for additional services outside the scope of the original contract rendered in December 2009.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

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

In conjunction with raising capital through the private placement of our common stock, the Company issued a warrant that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to Accounting Standards Codification (“ASC”) 825-20, "Financial Instruments", the net value of the 980,000 warrants and an additional 206,419 penalty warrants at their respective dates of issuance has been recorded as a warrant liability on the balance sheet ($638,838) and the change in fair value from the date of issuance to December 31, 2005 has been included in other income (expense). The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 79%, (3) risk-free interest rate of 4.5%, and (4) expected life of 5 years. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company has evaluated the Registration Rights Agreement related to the December 2006 private placement, specifically the 1% liquidated damages clause under ASC 825-20 “Financial Instruments” to determine whether the warrants issued with the private placement should be classified as a liability versus equity. According to EITF Issue No. 00-19, paragraph 16 "If a settlement alternative includes a penalty that would be avoided by a company under other settlement alternatives, the uneconomic settlement alternative should be disregarded in classifying the contract. In the case of delivery of unregistered shares, a discount from the value of the corresponding registered shares that is a reasonable estimate of the difference in fair values between registered and unregistered shares (that is, the discount reflects the fair value of the restricted shares determined using commercially reasonable means) is not considered a penalty."

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In January 2009, per the term of his employment agreement, the Company issued 833,334 shares of common stock with a fair value of $250,000 to Michael K. Wilhelm, the Company’s President and Chief Executive Officer. These shares were issued as a target incentive bonus for a capital raise in August 2008 and were not issued as of December 31, 2008.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In June 2009, the Company issued 66,000 shares of common stock at a price of $0.19 per share to a consultant for services.

In July 2009, the Company issued 67,332 shares of common stock at a price of $0.19 per share to a consultant for services.

In August 2009, the Company issued 66,668 shares of common stock at a price of $0.19 per share to a consultant for services.

In September 2009, the Company issued 44,444 shares of common stock at a price of $0.36 per share to a consultant for services.

In October 2009, the Company issued 44,444 shares of common stock at a price of $0.36 per share to a consultant for services.

In November 2009, the Company issued 44,444 shares of common stock at a price of $0.23 per share to a consultant for services.

In December 2009, the Company issued 200,000 shares of common stock at a price of $0.35 per share to a consultant for services.

In December 2009, per the term of a consulting contract, the Company agreed to issue 44,444 shares of common stock to a consultant. These shares were not issued as of December 31, 2009 and the fair value of these shares of $10,222 has been recorded as common stock subscribed at December 31, 2009.

Shares and warrants issued due to late filing of registration statement

In October 2004, the Company completed a private placement sale of shares of our common stock and warrants to purchase additional shares of common stock. The Company issued in the private placement an aggregate of 1,960,000 shares of common stock and warrants to purchase 980,000 shares of common stock. The Company agreed to register these shares along with the shares underlying these warrants within ninety days from the closing date of the transaction, or it would incur a penalty equivalent to an additional 2% of the shares and warrants to be registered for every 30 days that we failed to complete this registration. This penalty amounts to an aggregate of 46,120 shares and 18,160 warrants per 30 day period until such a time as this registration statement is made effective. The Company was unable to register the securities as required.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In August 2006, the Company issued 415,080 shares and warrants to purchase 163,440 shares and relieved accrued liabilities in the aggregate amount of $1,053,904.

For the twelve months ended December 31, 2006 the Company marked to market the value of the shares and warrants issuable pursuant to the penalty calculation for an aggregate gain in the amount of approximately $445,673 and $123,505, respectively.

NOTE 7- STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options as defined by Section 422(b) of the Internal Revenue Code, nonstatutory stock options and awards of restricted stock and deferred stock and to sell shares of common stock of the Company pursuant to the exercise of such stock options. As of December 31, 2009, the Company has issued 357,651 shares of common stock, 533,332 shares of bonus stock and 2,806,082 common stock purchase options under the Plan.  As of December 31, 2009, there were 2,302,936 shares of common stock reserved for issuance under the Plan.

On June 28, 2006, the company’s stockholders voted to approve an amendment to its 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of common stock reserved and available for issuance under the Plan from 360,000 to 2,000,000.  On June 25, 2008 the number of shares reserved and available for issuance was increased to 6,000,000.

Through December 31, 2002, GPN had granted pre-merger stock options to certain employees and consultants which are exercisable over various periods through March 2010. These stock options are currently held by the company outside of this Plan.

In September 2005, the Company issued options to purchase 15,000 shares of common stock with an exercise price of $4.40 per share to its Chief Executive Officer. The options expire after five years.

In August 2005, the Company issued options to purchase 10,303 shares of common stock with an exercise price of $3.30 per share to its Chief Executive Officer. The options expire after five years.

In September 2005, the Company issued options to purchase 100 shares of common stock with an exercise price of $3.10 per share to an employee. The options expire after five years.

In July 2006, the Company issued options to purchase 189,697 shares of common stock with an exercise price of $2.31 per share to its Chief Executive Officer. The options vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter.

In September 2006, the Company issued options to purchase 350,000 shares of common stock with an exercise price of $2.20 per share to its Chief Executive Officer. The options vest 50% after thirty days of continued employment with the balance in equal monthly installments for one year thereafter.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On November 26, 2008, the Company granted 75,000 stock options with an exercise price of $0.15 to a Director.  The options vested 30 days after issuance.  The Company charged to operations the amount of $26,142, the value of the options, during the year ended December 31, 2008.

In August 2009, the Company issued options to purchase an aggregate of 910,000 shares of common stock to its officers and directors.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $227,500.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate of 60,000 shares of common stock to its employees.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $15,000.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate of 35,000 shares of common stock to three consultants.  Options vest in twelve month in equal quarterly installments, 25% each quarter beginning September 30, 2009. The Company valued these options at $8,750.  This amount will be charged to operations as the options vest.

In August 2009, the Company issued options to purchase an aggregate 16,235 shares of common stock to members of its advisory boards for services performed in 2008.  Options vest 30-days after issue. The Company valued these options at $4,045 and was charged to operations at September 30, 2009.

During the year ended December 31, 2009, options to purchase a total of 519,110 shares of common stock were vested, comprised of 455,000 options held by officers and directors, 30,375 held by employees and 33,735 held by consultants.  The Company charged to operations the amount of $108,977 for the value of the options during the year ended December 31, 2009.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan December 31, 2009.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-0.49	1,157,500	9.53	$0.10-0.49	655,000	9.44
0.50-1.00	41,735	6.04	0.50-1.00	41,735	6.04
1.01-2.00	1,030,000	7.08	1.01-2.00	1,030,000	7.08
2.01-2.99	551,444	1.63	2.01-2.99	551,444	1.63
3.00-5.00	25,403	0.56	3.00-5.00	25,403	0.56
250.00	6,321	0.25	250.00	6,321	0.25
	2,812,403	6.93		2,309,903	6.34

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Options not vested are not exercisable. Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2003	6,321	$250.00
Granted	--	--
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2004	6,321	$250.00
Granted	25,403	3.95
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2005	31,724	$52.98
Granted	559,697	2.23
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2006	591,421	$4.95
Granted	1,010,000	1.70
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	1,601,421	$2.92
Granted	189,747	0.37
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2008	1,791,168	2.65
Granted	1,021,235	0.25
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2009	2,812,403	1.78

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.18 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of December 31, 2009, total unrecognized stock-based compensation expense related to stock options was $146,563. The total fair value of options vested during the year ended December 31, 2009 was $108,997.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

As an additional incentive to investors in secured convertible promissory notes, the Company provided five-year warrants to purchase that number of shares of common stock equal to one-half the initial principal amount of the notes. The exercise price of the warrants is equal to 60% of the price per share paid by investors in a future equity financing. The warrants are not considered granted until the completion of the reorganization financing. In accordance with ASC 470-20 “Debt with conversion and other options”, because the reorganization financing had not occurred at December 31, 2003, the Company ascribed no value to the warrants at December 31, 2003. At the time of the first closing of the private placement in October 2004, warrants to purchase a total of 44,449 shares of common stock at $0.75 per share were issued. The value of these warrants was computed utilizing the Black-Scholes valuation model, and the total value of these warrants, or $112,562 was charged to operations during the twelve months ended December 31, 2004.

The Company has outstanding warrants to purchase 25,000 shares of common stock at $3.00 per share which were issued in 2002 by its predecessor company GPN Network.

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

In October 2004, the Company issued a warrant to its President to purchase 44,898 shares at a price of $1.25 per share as a performance bonus for achieving certain objectives. The Company valued this warrant using the Black-Scholes valuation model, and charged the amount of $112,697 to operations during the twelve months ended December 31, 2004.

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In July 2008, five accredited investors exercised warrants to purchase an aggregate of 30,000 shares of the Company’s common stock at a price of $0.375 per share.

In January 2008, the Company issued warrants to purchase 750,000 shares of common stock pursuant to a financing agreement. These warrants were valued using the guidance of ASC 470-20 “Debt with conversion and other options” , resulting in a value of $226,754. In August 2008, the Company and YA Global agreed to amend the warrants to adjust the exercise price to $2.00 and to reduce the shares to 750,000 pursuant to the terms of the warrant as a result of the Company’s 1 for 10 reverse stock split, thereby increasing the value of the warrants by $60,092.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of December 31, 2009, the remaining discount to the convertible notes payable is $100,450.

In August 2008, the Company and YA Global agreed to issue to YA Global warrants to purchase an additional 750,000 shares of Common Stock on or before December 31, 2012 at an exercise price of $2.00, subject to adjustment.  Holders of the warrants are limited in their right to exercise the warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the common stock following such exercise, except within 60 days of the expiration date.  These warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  These warrants were valued using the guidance of ASC 470-20 “Debt with conversion and other options”, resulting in a value of $286,846.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the three year life of the note.  As of December 31, 2009, the remaining discount to the convertible notes payable is $118,695.

In August 2008, the Company issued warrants to purchase 1,075,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of ASC 470-20 “Debt with conversion and other options”,, resulting in a value of $427,658.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2009, the remaining discount to the convertible notes payable is $306,488.

In August 2008, the Company issued warrants to purchase 25,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of ASC 470-20 “Debt with conversion and other options”, resulting in a value of $9,946.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2009, the remaining discount to the convertible notes payable is $7,128.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In August 2008, the Company issued warrants to purchase 1,400,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  These warrants were valued using the guidance of ASC 470-20 “Debt with conversion and other options”,, resulting in a value of $556,949.  The value of these warrants was taken as a discount to the convertible note, and will be amortized over the five year life of the note.  As of December 31, 2009, the remaining discount to the convertible notes payable is $399,147.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company as of December 31, 2009. These warrants were granted in lieu of cash for compensation for services performed of financing expenses and in connection with placement of convertible debentures.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	-	-	$0.50-1.00	-	-
1.25-2.20	4,101,875	3.65	1.25-2.20	4,101,875	3.65
2.30-5.60	1,825,560	1.93	2.30-5.60	1,825,560	1.93
	5,927,435	3.12		5,927,435	3.12

Transactions involving warrants are summarized as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	83,251	$8.23
Granted	1,683,120	4.68
Exercised	(660,078)	5.00
Cancelled or expired	--	--
Outstanding at December 31, 2004	1,106,293	$4.75
Granted	75,747	4.36
Exercised	(8,000)	0.50
Canceled or expired	(12,353)	20.00
Outstanding at December 31, 2005	1,161,687	$4.59
Granted	1,936,567	3.21
Exercised	(500)	0.90
Cancelled or expired	(32,600)	10.00
Outstanding at December 31, 2006	3,065,154	$3.66
Granted	500,000	2.83
Exercised	-	-
Cancelled or expired	(49,090)	3.76
Outstanding at December 31, 2007	3,516,064	$3.54
Granted	4,000,000	2.00
Exercised	(30,000)	0.38
Cancelled or expired	(465,090)	3.79
Outstanding at December 31, 2008	7,020,974	$2.66
Granted	-	-
Exercised	-	-
Cancelled or expired	(1,093,540)	4.56
Outstanding at December 31, 2009	5,927,435	$2.31

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options and warrants granted during the years ended December 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Risk-free interest rate at grant date	1.65%	2.50-4.25%
Expected stock price volatility	315.34% to 349.02%	82.17% to 169.93%
Expected dividend payout	-	-
Expected option life-years	3 to 10	3 to 5

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Leases

As of March 17, 2009, the Company’s corporate headquarters are located at 8777 E. Via De Ventura, Suite 280, Scottsdale, Arizona 85258, where it has leased approximately 1,943 square feet of office space through March 31, 2013. Rent expense for the first two months of occupancy was $0 per month; months 3 to 12 will be $3,400.25 plus tax per month and will increase to $3,665.79 plus tax per month in months 13 to 24.

Rent expense amounted to $47,580 for the year ended December 31, 2009, $86,166 for the year ended December 31, 2008 and $304,085 for the period from October 30, 2002 (inception) through December 31, 2009.

Future minimum payments under non-cancelable leases with terms in excess of one year as of December 31, 2009 were as follows:

2010	$43,458
2011	43,989
2012	44,689
2013	11,672
Total	$143,808

Employment and Consulting Agreements

The Company has employment agreements with the President/Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information. The employment agreements include financial commitments related to severance and change of control provisions.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

 President and Chief Executive Officer:

On August 10, 2005, the Company entered into an employment agreement with its President and Chief Executive Officer, Michael K. Wilhelm. The employment agreement calls for a salary at the rate of $275,000 per annum. The salary will be subject to adjustment of at least 10% per year at the end of each year. The registrant also agreed to defend and indemnify, to the fullest extent permitted by the registrant's certificate of incorporation and bylaws and the Delaware General Corporation Law, Mr. Wilhelm and hold him harmless against any liability that he incurs within the scope of his employment under the agreement. The agreement also provides for the following various bonus incentives:

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

 Senior Director Of Product Development And Regulatory Affairs:

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

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Minimum Royalties

The agreement with University of Pittsburgh requires the Company to make minimum annual royalty payments of $5,000 through 2011, $10,000 for 2012 and 2013 and $15,000 thereafter.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2009.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,500,000 and $5,710,000 at December 31, 2009 and 2008 respectively, was subject to a 100% valuation allowance at December 31, 2009 and 2008, respectively. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance increased by $1,790,000 and $1,889,750 in 2009 and 2008, respectively.

At December 31, 2009, the Company has net operating loss carryforwards of approximately $21,428,000 for federal income tax purposes expiring in 2010 through 2029.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2009 and 2008 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

Components of deferred tax assets as of December 31, 2009 are as follows:

Non Current:
Net operating loss carry forward	$7,499,800
Valuation allowance	(7,499,800)
Net deferred tax asset	$-

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 - SUBSEQUENT EVENTS

Employment Agreement and Change of Control Agreement for Chief Financial Officer

On February 2, 2010, the Company entered into a new employment agreement with John Fermanis (effective January 1, 2010) continuing his employment as Chief Financial Officer of the Company and its wholly owned subsidiary, ImmuneRegen BioSciences, Inc. for a period of two years.  Mr. Fermanis’ previous employment agreement with the Company expired on December 31, 2009.

Pursuant to terms of the employment agreement, Mr. Fermanis will be compensated at an annual base salary of $140,000 for the first year and $150,000 for the second year.  Mr. Fermanis will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The employment agreement has a term of two years, subject to early termination provisions.

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

Convertible Debentures Sold For Accrued Interest

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with YA Global Investments, L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $75,000 in interest accrued during the three months ended March 31, 2010.

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a minimum conversion price of $0.30 per share as payment of an aggregate of $125,000 in interest accrued during the three months ended March 31, 2010.

Shares Issued to Consultant

In December 2009, the Company and a consultant agreed to extend the term of an agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan. In December 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  As of December 31, 2009, the 44,444 shares for services performed in December 2009 have not been issued and the fair value of these shares of $10,222 has been recorded as common stock subscribed at December 31, 2009.  An additional 44,444 shares with a fair value of $10,222 are to be issued to the consultant under the agreement for services performed in January 2010.

In February 2010, 500,000 shares of common stock with a fair value of $190,000 were issued to the consultant for services performed in January and February 2010.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

Exhibits

10.41	Employment Agreement dated February 2, 2010 by and between the Company and John N. Fermanis

10.42	Change of Control Agreement dated February 2, 2010 by and between the Company and John N. Fermanis