Form 10-K/A
period 2009-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2010-04-30
CIK 793043

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

IR BioSciences Holdings, Inc. (hereinafter, "we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010 (“Original 10-K”). This amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2009 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III and Part IV, Item 15 of the Original 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

Additional Information

On July 10, 2008, we effected a 1-for-10 reverse stock split of our common stock. Accordingly, the effect of the reverse-split has been presented in the accompanying tables and disclosures.

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and	16
	Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	18
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

SIGNATURES		25

Exhibit 31.1
Exhibit 31.2

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors And Executive Officers

The following tables set forth certain information with respect to our directors and officers as of March 31, 2010. The following persons serve as our directors and executive officers.

Name	Age	Position
Michael K. Wilhelm	43	President, Chief Executive Officer and Director
John N. Fermanis	56	Chief Financial Officer
Hal N. Siegel, Ph.D.	55	Chief Scientific Officer and Director
Lance K. Gordon, Ph.D.	62	Director
Robert J. Hariri, M.D., Ph.D.	51	Director
Theodore E. Staahl, M.D.	65	Director
Jerome B. Zeldis, M.D., Ph.D.	60	Director

Background of Directors and Executive Officers.

The directors named below will continue to serve until the next annual meeting and until their successors are elected and have qualified.  The Board of Directors, as a whole, identifies director nominees, evaluating candidates based on the requirements set forth in the Company’s Bylaws and applicable regulatory requirements.

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among the directors and executive officers.

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

As a result of these and other professional experiences and his prior service as our President and Chief Executive Officer, Mr. Wilhelm has a comprehensive understanding of the biotechnology industry and our business, and possesses particular knowledge and experience in strategic planning and operations, and the finance areas relevant to the Company, which are among the key attributes which qualify Mr. Wilhelm for service on IR BioSciences Holdings, Inc.’s Board.

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

Hal N. Siegel, Ph.D., Vice President, Chief Scientific Officer and Director.
Dr. Siegel has served on the Board of Directors since June 2006.  Dr. Siegel was appointed as Chief Scientific Officer and Vice President in January 2008 after serving as our Senior Director of Product Development and Regulatory Affairs since June 2006.  Prior to joining the company, Dr. Siegel served as Acting General Manager Zila Biotechnology, Inc. and Vice President Regulatory and Scientific Affairs for Zila, Inc. from 2004 to October 2006.  In addition, since 2001, Dr. Siegel has provided consulting services for Siegel Consultancy LLC, which has been providing strategic and tactical expertise to life science companies, helping them meet FDA requirements from pre-clinical studies through the regulatory submission process and into the post-approval marketplace.  Dr. Siegel holds degrees from Rensselaer Polytechnic Institute and SUNY Buffalo, where he earned his Ph.D., in Biochemical Pharmacology.

As a result of these and other professional experiences and his service as our Chief Scientific Officer, Dr. Siegel has a comprehensive understanding of the biotechnology and pharmaceutical industries and our business, and possesses particular knowledge and experience in strategic planning, strategic opportunities, operating, compliance and technology areas relevant to our business, which are among the key attributes which qualify Dr. Siegel to serve on the Board.

Lance K. Gordon, Ph.D., Director. Dr. Gordon has served on our Board of Directors since May 2007.  He currently serves as President and CEO of ImmunoBiologics Corporation, a formative biotechnology company that he founded in 2007. Prior to his work at ImmunoBiologics Corporation Dr. Gordon served as President, Chief Executive Officer and as a Director of VaxGen, Inc. from 2001 to 2007.  Prior to joining VaxGen, Dr. Gordon was Executive Director of North America for Acambis plc. and a member of the Company’s Board of Directors from 1999 to 2001.  Previously, he served as President and CEO of OraVax, Inc. from 1990 to 1999, prior to its acquisition by Peptide Therapeutics to form Acambis.  Before joining OraVax, he served as the CEO of North American Vaccine from 1988 to 1990, prior to its acquisition by Baxter International. Dr. Gordon received his Ph.D. in Biomedical Science, Immunology from the University of Connecticut and completed his postdoctoral fellowship as an NIH fellow at the Division of Allergy and Immunology, Washington University Medical School, St. Louis, Missouri.  He was a member of the DHHS National Vaccines Advisory Committee from 2005 to 2009.  Dr. Gordon currently serves as a member of the Board of Trustees of the Sabin Vaccine Institute.

As a result of these and other professional experiences and his prior service on our Board, Dr. Gordon has a significant understanding of the pharmaceutical industry and possesses particular knowledge and experience in the management, accounting, and operating areas relevant to our business.  Dr. Gordon’s position as the President and CEO of a public company in the pharmaceutical industry also provides the Board with valuable experience regarding compensation, corporate governance, finance and other relevant matters.  The foregoing are among the key attributes which qualify Dr. Gordon for serving on the Company’s Board.

Robert J. Hariri, M.D., Ph.D., Director. Dr. Hariri, M.D. has served on our Board of Directors since April 2007. Dr. Hariri has been CEO of Celgene Cellular Therapeutics, a division of Celgene, since 2005. Previously, he had been President of the division from 2002 to 2005. The division focuses on human stem and biomaterial solutions for a range of clinical indications. Additionally, Dr. Hariri is a founder and board member of the Rocket Racing League, an extreme aerospace corporation.  From 1998 to 2002, prior to joining Celgene Cellular Therapeutics, Dr. Hariri was Founder, Chairman and Chief Scientific Officer for Anthrogenesis Corp./LIFEBANK, Inc., a New Jersey-based privately held biomedical technology and service corporation involved in umbilical cord blood banking and its supporting technology platform. From 1987 to 1994, he was Co-founder, Vice Chairman and Chief Scientific Officer of Neurodynamics, a privately held medical device and technology corporation. Dr. Hariri serves on numerous Boards of Directors including Semorex and Wafergen (NASDAQ:WGBS). Dr Hariri is a member of the Board of Visitors of the Columbia University Fu Foundation School of Engineering and Applied Sciences and the Science and Technology Council of the Columbia University College of Physicians and Surgeons. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College.  Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center and directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research.

As a result of these and other professional experiences and his prior service on our Board, Dr. Hariri has a significant understanding of the pharmaceutical industry and possesses particular knowledge and experience in the finance, management, marketing, strategic opportunities, operating and technology areas relevant to our business, which are among the key attributes which qualify Dr. Hariri for service on the Board of IR BioSciences Holdings, Inc.

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

As a result of these and other professional experiences and his prior service on our Board, Dr. Staahl has a significant understanding of the pharmaceutical industry and possesses particular knowledge and experience in the management, operating and technology areas relevant to our business.  Dr. Staahl’s experience of operating a private medical practice also provides the Board with valuable experience regarding marketing, finance and other relevant matters.  The foregoing are among the key attributes which qualify Dr. Staahl for serving on the Company’s Board.

Jerome B. Zeldis, M.D., Ph.D., Director.  Dr. Zeldis has served on our Board of Directors since November 2007. Dr. Zeldis currently serves as CEO of Celgene Global Health and Chief Medical Officer of Celgene Corporation, Summit, NJ.  Prior to that Dr. Zeldis was Celgene’s Senior Vice President of Clinical Research and Medical Affairs, a position he has held since 1997.  Dr. Zeldis is also currently, and since 2003, Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, N.J.  Prior to working at Celgene, Dr. Zeldis worked at Sandoz Research Institute from 1994 to 1995 and Janssen Research Institute from 1995 to 1997 in both clinical research and medical development.  Dr. Zeldis currently is a member of the Board of the Semorex Corporation, the N.J. Chapter of the Arthritis Foundation, and the Castleman’s Disease Organization.  Dr. Zeldis attended Brown University for an A.B., M.S., followed by Yale University for an M.Phil., M.D., Ph.D. in Molecular Biophysics and Biochemistry (immunochemistry).  Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School.  He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey.  Dr. Zeldis has published 112 peer reviewed articles and 24 reviews, book chapters, and editorials.

As a result of these and other professional experiences and his prior service on our Board, Dr. Zeldis has a significant understanding of the pharmaceutical industry and possesses particular knowledge and experience in the management, marketing, strategic opportunities, operating and technology areas relevant to our business, which are among the key attributes which qualify Dr. Zeldis for service on IR BioSciences Holdings, Inc.’s Board.

Diversity of the Board

The Company does not have a Nominating and Governance Committee and of the six directors on the Board, two are employed by IR BioSciences Holdings, Inc. or its subsidiary ImmuneRegen BioSciences, Inc. The Board does not have a formal written policy regarding diversity when reviewing candidates but consider the diversity as well as breadth and wealth of a director’s professional experience and how such might compliment the experience currently represented on the Board. The Company places a significant emphasis on identifying directors who have operational, financial and strategic experience. Other factors considered in evaluating a director’s qualifications include educational/technical skills; exposure with turnaround situations; leadership roles and experience in the pharmaceutical and biotechnology industries. All directors must have a high ethical character and solid professional reputation; possess sound business judgment and be willing to be engaged in the business of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors, executive officers and persons who beneficially own more than 10% of our Common Stock (collectively the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission, with a copy delivered to us.

Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2009 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.  Prior to 2009, we believe that our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements except as indicated below.

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

Code of Ethics

All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, President and the persons performing similar functions, are required to abide by our code of ethics to ensure that our business is conducted in a consistently legal and ethical manner. We intend to disclose any changes in or waivers from our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission. A copy of the Company’s code of conduct is available on our website at www.immuneregen.com, as required under SEC rules and regulations.

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

The Board of Directors did not meet during 2009; however, the Board held 4 telephone board meetings during 2009. Each board member attended 75% or more of the aggregate number of the meetings of the board and the committees on which he served.  Our policy regarding attendance by members of the Board of Directors at our annual meeting of shareholders is to encourage our directors to attend, subject to their availability for travel at that time.

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

Audit Committee.

Our Audit Committee was established in June 2008.  The Audit Committee oversees our corporate accounting and financial reporting. Among other things, the Audit Committee determines the engagement of and approves fees paid to our independent registered public accounting firm; monitors the qualifications, independence, activities and performance of our independent registered public accounting firm; approves the retention of our independent registered public accounting firm to perform any proposed and permissible non-audit services; reviews our financial statements and critical accounting estimates; and discusses with management and our independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. The Audit Committee also reviews the effectiveness of internal controls and the adequacy of our disclosure controls and procedures. In addition, the Audit Committee maintains procedures for the receipt of employee complaints and submissions of concerns regarding accounting or auditing matters. The members of our Audit Committee are Dr. Lance K. Gordon and Dr. Theodore E. Staahl. Our Board of Directors has determined that Dr. Gordon is the Audit Committee Financial Expert as defined under Item 407(d) of Regulation S-K. Our Audit Committee did not meet during 2009; however, the Audit Committee held one telephone meeting during 2009

Compensation Committee.

Our Compensation Committee was established in June 2008.  Our Compensation Committee establishes, amends, reviews and approves the compensation and benefit plans with respect to officers and employees, including determining individual elements of total compensation of the Chief Executive Officer and other executive officers, and reviewing the performance of IR BioSciences Holdings, Inc., its wholly owned subsidiary ImmuneRegen BioSciences, Inc. and its executive officers with respect to these elements of compensation. The Compensation Committee considers a number of metrics, including peer group analyses and tally sheets, as well as the individual performance of the executive officers and the Company as a whole, based on goals set by the Compensation Committee. The Compensation Committee also determines annual retainer, meeting fees, equity awards and other compensation for members of the Board of Directors and administers the issuance of stock options and other awards under our equity incentive plan. The members of the Compensation Committee are Dr. Hariri, Chairman, and Dr. Gordon.  Our Compensation Committee did not meet during 2009; however, the Compensation Committee held one telephone meeting during 2009.

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

Item 11.  Executive Compensation

As a “smaller reporting company,” IR BioSciences Holdings, Inc. has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, IR BioSciences Holdings, Inc. is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is IR BioSciences Holdings, Inc. required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because IR BioSciences Holdings, Inc. is small for a publicly-traded company, has only three named executives and has a relatively simple compensation policy and structure that has not changed in the last fiscal year.

Compensation Discussion and Analysis

The Compensation Committee operates under a written charter adopted by the Board and is responsible for making all compensation decisions for the Company’s named executives including determining base salary and annual incentive compensation amounts and recommending stock option grants and other stock-based compensation under our equity incentive plans.

Our Compensation Committee has not historically employed compensation consultants to assist it in designing our compensation programs.  Instead, we rely on our familiarity with the market and ongoing market intelligence, including occasional review of publicly available compensation information of other companies, both those with which we compete and those within our geographic labor market, to gauge the competitiveness of our compensation programs.

Overview and Philosophy

The goals of our executive compensation program are to:

☐	provide competitive compensation that will help attract, retain and reward qualified executives, with a focus on talent from within the bio-pharmaceutical industry; and,

☐	align management’s interests with the interests of stockholders by including long-term equity incentives.

Our compensation philosophy is to motivate, measure and reward employees for performance that we believe will result in efficient and effective progress toward the achievement of our product development and corporate partnering goals and building long-term value for our shareholders. Our executive compensation program is designed to:

• focus decision-making and behavior on long and near-term goals that are consistent with our overall business strategy;

• allow us to attract and retain employees with the skills critical to our long-term success; and

•align management's financial interests with the interests of our shareholders.

The Compensation Committee does not focus on any particular benchmark to set executive compensation.  Instead, we believe that a successful compensation program requires the application of judgment and subjective determinations based on the consideration of a number of factors.  These factors include the following:

☐	the scope and strategic impact of the executive officer’s responsibilities, including the importance of the job function to our business;

☐	our past financial performance and future expectations;

☐	the performance and experience of each individual;

☐	past salary levels of each individual and of the officers as a group;

☐	our need for someone in a particular position; and

☐	for each executive officer, other than the Chief Executive Officer, the evaluations and recommendations of our Chief Executive Officer, in consultation with our Chief Financial Officer.

Components of Executive Compensation

Our executive compensation program consists of base salary and long-term equity incentives in the form of stock options.  Executive officers also are eligible to participate in certain benefit programs that are generally available to all of our employees, such as medical insurance programs and our 401(k) plan.  The Compensation Committee of our Board of Directors oversees our executive compensation program.

Base Salary

Each named executive officer and key employee’s employment agreement sets forth his salary, which varies with the scope of his respective responsibilities.  Consistent with our compensation objectives and philosophy described above, the Compensation Committee attempts to set base salary compensation, and adjust it when warranted, based on company financial performance, the individual’s position and responsibility within our company and performance in that position and the importance of the executive’s position to our business.  The Committee also generally takes into account its perceived range of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies with which we compete for executive talent.  The Committee also reviews historical salary information for each of the executive officers as part of its analysis in setting base salary structures. The Committee uses this information to review historical progression of each executive officer’s compensation and to identify variations in compensation levels among the executive officers.

In 2009, the Compensation Committee reviewed the base salaries of our named executive officers and key employees, taking into account the considerations described above. The base salary rates for 2009 and 2008 are as follows:

Named Executive Officers & Key Employees	2009 Salary	2008 Salary	% Increase
Michael K. Wilhelm	$380,365	$344,842	10.3%
Hal N. Siegel	$229,191	$210,000	9.1%
John N. Fermanis	$140,000	$130,000	7.7%

The Compensation Committee also approved an increase to one non-key employee to reflect the employee’s responsibility and importance to the Company, as well as an increase to match market conditions for scientific personnel at other companies with which we compete.  To date, salary amounts in 2010 have remained unchanged for all employees from the amounts established by the Compensation Committee during 2009.  Per the terms of employment agreements with our President and Chief Executive Officer and Chief Science Officer, salaries are to increase in 2010.  In addition, the Compensation Committee may meet subsequent to the filing of this amendment to determine salary amounts for other employees for 2010.

Bonuses

In the past, we have provided bonuses in the form of cash and or shares of common stock, which are designed to motivate and reward executives for their contribution to the company’s performance during the fiscal year.  Bonuses have been awarded in 2008 for performance, as a signing bonus for employment agreements and as per the terms of employment agreements with regard to specific target incentive milestones.  In 2009, John N. Fermanis, our Chief Financial Officer, received incentive bonuses of $9,000 for meeting target milestones and Hal N. Siegel, our Chief Scientific Officer, received $10,000 as a sign on bonus.  To date, the Compensation Committee has not determined to provide bonuses to any employees in 2010.  The Compensation Committee may meet subsequent to the filing of this amendment to determine bonuses, if any, to be paid in 2010.

Stock Options

Executive officers and key employees are also eligible to receive annual grants of stock option awards under our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.  Typically, we have granted stock options every year because these awards are consistent with our compensation goals of aligning executives’ interests with those of our stockholders in the long term, and because these grants are a standard form of compensation among the companies with which we compete. The Compensation Committee believes that stock option awards can be an especially valuable tool in linking the personal interests of executives to those of our stockholders, because executives’ compensation under these awards is directly linked to our stock price. These awards give executive officers a significant, long-term interest in the company’s success. Moreover, the vesting component of our stock option awards provides a valuable retention tool, and retention is a significant consideration in making these awards.

In August 2009, the Committee granted stock option awards to employees, officers and directors.  To date, the Compensation Committee has not granted any stock option awards to any of the Company’s employees, officers and directors in 2010.  The Compensation Committee may meet subsequent to the filing of this amendment to determine the stock option awards, if any, to be granted to Company employees in 2010.

Other Compensation and Personal Benefits

We maintain general broad-based employee benefit plans in which our executives participate, such as health insurance plans and a 401(k) plan.  These benefits are provided as part of the basic conditions of employment for all of our employees. In addition, we believe that providing these basic benefits is necessary for us to attract and retain high-level executives working in our industry and in our geographic area.  We believe that these benefits substantially enhance employee morale and performance.  Our benefit plans may change over time as the Compensation Committee determines appropriate.

The Company’s 401(k) plan permits a contribution of salary to our 401(k) plan. We do not match any such contribution.  Participation in the Company’s 401(k) plan is available to all full-time employees.

Retirement Benefits

Our executive officers and key employees do not participate in any defined benefit retirement plans such as a pension plan.  We do not have any deferred compensation programs.  As noted above, our executive officers and key employees are eligible for our 401(k) plan, as described immediately above in “Other Compensation and Personal Benefits”.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2009 and December 31, 2008, the total compensation earned by or paid to our Chief Executive Officer, Chief Financial Officer, and each of our other most highly compensated key employees who were serving as key employees as of December 31, 2009.

Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)
Michael K. Wilhelm	2009	380,365	—	—	56,250	—	15,820	452,435
President, CEO	2008	344,842	550,000	—	—	—	15,820	910,662
John N. Fermanis	2009	140,000	9,000	—	31,250	—	499	180,749
Chief Financial Officer	2008	130,000	7,800	—	—	—	6,498	144,298

Hal N. Siegel	2009	229,191	10,000	—	43,750	—	—	282,941
Vice-President and Chief Scientific Officer	2008	210,000	10,000	—	—	—	—	220,000

(1)	The amounts reported in the Salary column represent the dollar amount of base salary earned by each named executive officer in the year indicated.
(2)	Bonuses have been awarded for performance, as a signing bonus for employment agreements and as per the terms of employment agreements with regard to specific target incentive milestones.

Named Executive Officer	Bonus Date	Bonus ($)	Reason	Form of Bonus
Michael K. Wilhelm	January 9, 2008	$90,750	Target Incentive	Cash
Michael K. Wilhelm	July 3, 2008	$59,250	Target Incentive	Cash
Michael K. Wilhelm	August 15, 2008	$150,000	Target Incentive	Cash
Michael K. Wilhelm	August 15, 2008	$250,000	Target Incentive	Restricted Common Stock
		$550,000

John N. Fermanis	2008	$7,800	Performance	Cash
John N. Fermanis	2009	$9,000	Performance	Cash

Hal N. Siegel	2008	$10,000	Signing bonus	Cash
Hal N. Siegel	2009	$10,000	Signing bonus	Cash

(3)
The amounts reported in the Stock Awards column represent the grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718).  There were no awards of stock in 2009 or 2008.

(4)
The amounts reported in the Option Awards column represent the grant date fair value of such awards.  Stock option awards are subject to a vesting schedule vesting in equal quarterly installments over a 12 month period.  The amounts in this column are equal to the aggregate fair value on the date of grant for stock option awards.  For a description of the assumptions used to determine the fair value of stock options granted in 2009, see Note 7 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2009.  For information on the valuation assumptions used for stock option awards made prior to 2009, see the notes to the Company’s Consolidated Financial Statements regarding stock-based compensation in our Annual Report on Form 10-K for the respective year.

(5)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amounts of annual incentive bonus awards earned by the named executive officer in the year indicated, but paid in the following year. No incentive bonus awards were paid for 2009 or 2008.

(6)
All Other Compensation is comprised of automobile leases for our Chief Executive Officer and Chief Financial Officer.  The total cost recognized by us in fiscal year 2009 related to automobile leases for our Chief Executive Officer and Chief Financial Officer was $15,820 and $499, respectively.  The total cost recognized by us in fiscal year 2008 related to automobile leases for our Chief Executive Officer and Chief Financial Officer was $15,820 and $6,498, respectively.

Employment, Severance and Change in Control Agreements

Set forth below are the material terms of employment for each of the three named executives.  The terms of employment provide for certain payments upon termination or change in control.  Such benefits are in addition to benefits available generally to salaried employees.

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

Pursuant to the terms of the change of control agreement, we agree to pay Mr. Siegel his salary for a period of 18 months from the date of an involuntary termination, payable in accordance with our compensation practice. Involuntary termination is defined as the termination of Mr. Siegel's employment by the Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement. The change of control agreement commences on the effective date and continues until the earlier of (i) the termination of Mr. Siegel's employment with Company, if the termination is prior to a change of control or (ii) subsequent to a change of control date the earlier of (x) the termination of Mr. Siegel’s employment absent involuntary termination or (y) the one-year anniversary of a change of control.

Grants of Plan Based Awards During Fiscal Year 2009

The following table sets forth information regarding grants of stock options under the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan during 2009 to named executive officers and key employees at the discretion of the Compensation Committee.

In August 2009, the Committee granted an aggregate of 970,000 ten-year stock option awards exercisable at $0.25 to employees, officers and directors, which include 525,000 options issued to our officers as summarized in the table below.

2009 Options
Named Executive Officer	Granted
Michael K. Wilhelm	225,000
John N. Fermanis	125,000
Hal N. Siegel	175,000
Total Options Granted	525,000

To date, the Compensation Committee has not granted any stock option awards to any of the Company’s employees, officers and directors in 2010.  The Compensation Committee may meet subsequent to the filing of this amendment to determine the stock option awards, if any, to be granted to Company employees in 2010.  No options or other equity-based awards were granted to any of the Named Executive Officers during the year ended December 31, 2008.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth information regarding grants of stock options and grants of unvested restricted stock awards held by the named executive officers and key employees at December 31, 2009.

	Option Awards						Stock Awards
								Market
								Value of
		Number of		Number of			Number of	Shares or
		Securities		Securities	Option		Shares or	Units of
		Underlying		Underlying	Exercise		Units of	Stock That
		Unexercised		Unexercised	Price	Option	Stock That	Have Not
	Grant	Options (#)		Options (#)	per	Expiration	Have Not	Vested
Name	Date	Exercisable		Unexercisable	Share ($)	Date	Vested (#)	($)

Michael K. Wilhelm,	7/1/05	15,000	(1)	—	4.40	5/19/10	—	—
President, Chief Executive Officer	8/20/05	10,303	(1)	—	3.30	8/9/10	—	—
	7/14/06	189,697	(2)	—	2.31	7/13/11	—	—
	9/13/06	45,455	(2)	—	2.20	9/12/11	—	—
	9/13/06	304,546	(2)	—	2.20	9/12/11	—	—
	8/1/07	200,000	(4)	—	1.66	7/31/17	—	—
	8/1/07	50,000	(4)	—	1.95	7/31/17	—	—
	8/19/09	112,500	(5)	112,500	0.25	8/19/19	—	—

John N. Fermanis,	8/1/07	90,000	(4)	—	1.66	7/31/17	—	—
Chief Financial Officer	8/1/07	50,000	(4)	—	1.95	7/31/17	—	—
	8/19/09	62,500	(5)	62,500	0.25	8/19/19	—	—

Hal N. Siegel, Ph.D.,	10/23/06	20,000	(3)	—	2.00	10/22/11	—	—
Vice President and	8/1/07	110,000	(4)	—	1.66	7/31/17	—	—
Chief Scientific Officer	8/1/07	50,000	(4)	—	1.95	7/31/17	—	—
	8/19/09	87,500	(5)	87,500	0.25	8/19/19	—	—

(1)
Stock option awards granted in 2005 pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan to Mr. Wilhelm at a price equal to 110% of the closing price of our common stock on the date of grant and vested immediately.  The stock options expire five years from date of grant.

(2)
Stock option awards granted in 2006 pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan to Mr. Wilhelm vest 50% after ninety days of continued employment and the balance in equal monthly installments for 12 months thereafter. The stock options expire five years from date of grant.

(3)
Stock option awards granted in 2006 pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan to Dr. Siegel at a price equal to 100% of the closing price of our common stock on the date of grant and vested immediately.  The stock options expire five years from date of grant.

(4)
Stock option awards granted in 2007 pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan at a price equal to 100% of the closing price of our common stock on the date of grant and vest 100% in 30 days from the vesting commencement date of August 1, 2007.  The stock options expire ten years from date of grant.

(5)
Stock option awards granted in 2009 pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan at a price equal to 100% of the closing price of our common stock on the date of grant and vest in equal quarterly installments over a 12 month period.  The stock options expire ten years from date of grant.

Option Grants in Fiscal Years 2009

In August 2009, the Company issued options to purchase an aggregate of 910,000 shares of common stock to our officers and directors.  All stock option awards were granted pursuant to the terms of our 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan and are subject to twelve month vesting terms commencing on the date of grant and vesting in equal quarterly installments beginning September 30, 2009. The Company valued these options at $227,500.  This amount will be charged to operations as the options vest.

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

Directors who are officers or employees of IR BioSciences Holdings, Inc. do not receive separate consideration for their service on the Board of Directors.

During the year ended December 31, 2009, the Company granted to our non-employee board members ten-year options to purchase an aggregate of 385,000 shares of common stock at a price of $0.25 for board service. The Company charged to operations the fair value of $96,250 for these option grants to board members.

Fiscal Year 2009 Director Compensation Table

	Fees
	Earned
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)(2)	($)	Earnings($)	($)	($)

Lance K. Gordon, Ph.D.	—	—	25,000	—	—	—	25,000

Robert J. Hariri, M.D., Ph.D.	—	—	50,000	—	—	—	50,000

Theodore E. Staahl, M.D.	—	—	12,500	—	—	—	12,500

Jerome B. Zeldis, M.D., Ph.D.	—	—	8,750	—	—	—	8,750

(1)           Represents the aggregate grant date fair value of option awards granted within the fiscal year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R).  These amounts reflect the total grant date expense for these awards, and do not correspond to the actual cash value that will be recognized by each of the directors when received.  For a detailed discussion of the assumptions made in the valuation of option awards, please see the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K.

(2)           The following table sets forth the aggregate number of shares of Common Stock underlying equity awards outstanding at December 31, 2009:

Stock Option
Name	Grants

Lance K. Gordon, Ph.D.	200,000
Robert J. Hariri, M.D., Ph.D.	400,000
Theodore E. Staahl, M.D.	150,000
Jerome B. Zeldis, M.D., Ph.D.	135,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the common stock by:

•	Our executive officers and directors;
•	All directors and executive officers as a group; and
•	Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in these tables is as of April 1, 2010, except as indicated below. At that date, we had 14,130,857 shares of common stock outstanding.  Ownership is based upon information provided by each respective officer and director, Forms 4, Schedules 13G and other public documents filed with the Securities and Exchange Commission for some of the stockholders.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

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

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class
(i) Directors and Executive Officers
Michael K. Wilhelm (1)	2,116,808	13.9%
John N. Fermanis (2)	282,500	2.0
Hal N. Siegel, Ph.D. (3)	366,500	2.5
Lance K. Gordon, Ph.D. (4)	200,000	1.4
Robert J. Hariri, M.D., Ph.D. (5)	521,055	3.6
Theodore E. Staahl, M.D. (6)	493,407	3.5
Jerome B. Zeldis, M.D., Ph.D. (7)	135,000	*
Officers and Directors as a group (7 persons) (8)	4,115,270	24.6

(ii) Other Beneficial Owners (and their addresses)
YA Global Investments, L.P. (9) 101 Hudson Street, Suite 3700 Jersey City, NJ 07302	1,411,672	9.99

Brencourt Advisors, LLC (10) 600 Lexington Avenue, 8th Floor New York, NY 10022.	1,410,260	9.98

*	Represents beneficial ownership of less than one percent of the Company’s Common Stock.

(1)
Consists of 1,038,727 shares of Common Stock, 38,081 shares issuable upon the exercise of outstanding warrants, and 1,040,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(2)
Consists of 10,000 shares of Common Stock, 7,500 shares issuable upon the exercise of outstanding warrants, and 355,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(3)
Consists of 11,000 shares of Common Stock, 500 shares issuable upon the exercise of outstanding warrants, and 355,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(4)	Consists of 200,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(5)
Consists of 89,805 shares of Common Stock, 31,250 shares issuable upon the exercise of outstanding warrants and 400,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010. Includes 27,305 shares of Common Stock and 400,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010 held by Dr. Hariri and includes 62,500 shares of Common Stock and 31,250 shares issuable upon the exercise of outstanding warrants exercisable within 60 days of April 1, 2010 held by The Hariri Family Limited Partnership, a partnership that Dr. Hariri is the administrative manager thereof.

(6)	Consists of 343,407 shares of Common Stock and 150,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(7)	Consists of 200,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(8)
Consists of 1,492,938 shares of Common Stock, 77,331 shares issuable upon the exercise of outstanding warrants and 2,545,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 1, 2010. Includes 62,500 shares of Common Stock and 31,250 shares issuable upon the exercise of outstanding warrants exercisable within 60 days of April 1, 2010 held by The Hariri Family Limited Partnership, a partnership that Dr. Hariri is the administrative manager thereof.

(9)
Consists of 1,500,000 shares issuable upon the exercise of outstanding warrants exercisable within 60 days of April 1, 2010, an aggregate of $3,000,000 in secured convertible notes convertible into Common Stock at $1.50 per share; $68,889 secured convertible notes convertible at a price of no less than $0.57 per share; an aggregate of $75,000 secured convertible notes convertible at a price of no less than $0.34 per share; and, an aggregate of $300,000 secured convertible notes convertible at a price of no less than $0.30 per share.  However, by contract, the warrants cannot be exercised nor may the notes be converted if after the exercise or conversion the beneficial owner would own more than 9.99% of the outstanding shares of common stock, unless waived by YA Global Investments, L.P. upon 65 days notice.   Accordingly only 1,411,672 of shares issuable upon the exercise of warrants and conversion of secured convertible notes are included.

(10)
Represents securities owned by Brencourt Multi-Strategy Master, Ltd., Schreckhorn Fund Limited and Brencourt BD, LLC, over which Brencourt Advisors, LLC has investment and voting control.  Consists of 2,500,000 shares issuable upon the exercise of outstanding warrants exercisable within 60 days of April 1, 2010, an aggregate of $5,000,000 in secured convertible notes convertible into Common Stock at $1.55 per share; an aggregate of $125,000 secured convertible notes convertible at a price of no less than $0.34 per share; and, an aggregate of $500,000 secured convertible notes convertible at a price of no less than $0.30 per share.  . However, by contract, the warrants cannot be exercised if after the exercise the beneficial owner would own more than 4.99% of the outstanding shares of common stock, unless such ownership limitation is increased or decreased by the holder upon 61 days’ prior notice to us subject to a maximum ownership limitation of 9.99%.  The secured convertible notes may not be converted if after the conversion the beneficial owner would own more than 9.98% of the outstanding shares of common stock.  Accordingly only 1,410,260 of shares issuable upon the exercise of warrants and conversion of secured convertible notes are included.

Equity Compensation Plan Information

The following table sets forth, as of April 1, 2010, information about our equity compensation plans that have been approved by our stockholders, and the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans.

Plan Category	(a) Number of securities to be Issued upon exercise of outstanding options	(b) Weighted-average exercise price of Outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a)

Equity Compensation Plans Approved by Stockholders (1)	2,818,724	$1.79	1,802,936
Equity Compensation Plans Not Approved by Stockholders	-	$-	-

(1) Represents securities to be issued upon exercise of options and securities remaining available for future issuance under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As a smaller reporting company, IR BioSciences Holdings, Inc. is required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The disclosures related to review of related person transactions are not applicable to smaller reporting companies

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  Shares of our common stock are quoted on the OTCBB.  We have adopted the independence standards of the NYSE Amex to determine the independence of our directors and those directors serving on our committees, although we are not subject to the rules of the NYSE Amex.

The Board of Directors currently consists of six members, four of whom are “independent” as defined under NYSE Amex regulations. The four independent members of the Board of Directors are Lance K. Gordon, Ph.D., Robert J. Hariri, M.D., Ph.D., Theodore E. Staahl, M.D. and Jerome B. Zeldis, M.D., Ph.D.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

All members of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee must be independent directors. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

Certain Relationships And Related Transactions

ImmuneRegen Biosciences, Inc.

ImmuneRegen BioSciences, Inc. is a wholly-owned subsidiary of IR BioSciences Holdings, Inc. IR BioSciences Holdings, Inc. and ImmuneRegen BioSciences, Inc. have interlocking executive positions and share common ownership.

Item 14.  Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and 2008, by RBSM LLP, the Company’s independent registered public accounting firm.

	2009	% of Total	2008	% of Total
Fee Category
Audit Fees(1)	$108,485	100.0%	$77,975	94.0%
Audit-related Fees(2)	—%		—	—%
Tax Fees(3)	—		—	—
All Other Fees(4)	—		5,000	6.0%
Total Fees	$108,485	100.0%	$82,975	100.0%

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

(3)	Tax fees consist of fees for tax compliance/preparation and other tax services. No such services were incurred in 2009 or 2008.

(4)
All other fees consist of fees for accounting literature subscription services.  In 2008, audit fees also included $5,000 billed for professional services rendered in connection with the review of and consent to the Company’s SEC Form S-8.

Policy for Pre-Approval of Audit and Non-Audit Services

Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our Audit Committee has a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, any pre-approval is detailed as to the particular service or category of services and includes an estimate of the related fees. Our Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to our Audit Committee at the next scheduled meeting. During fiscal years 2009 and 2008, our Audit Committee approved all of the Audit Fees, Audit-Related Fees and All Other Fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

IR BIOSCIENCES HOLDINGS, INC.

Date: April 30, 2010	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2010
Michael K. Wilhelm

/s/ John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010
John N. Fermanis

/s/ Theodore E. Staahl, M.D.	Director	April 30, 2010
Theodore E. Staahl, M.D.

/s/ Hal N. Siegel, Ph.D.	Director	April 30, 2010
Hal N. Siegel, Ph.D.

/s/ Lance K. Gordon, Ph.D.	Director	April 30, 2010
Lance K. Gordon, Ph.D.

/s/ Robert J. Hariri, M.D., Ph.D.	Director	April 30, 2010
Robert J. Hariri, M.D., Ph.D.

/s/ Jerome B. Zeldis, M.D., Ph.D.	Director	April 30, 2010
Jerome B. Zeldis, M.D., Ph.D.