Form 10-Q
period 2010-03-31
IR BIOSCIENCES HOLDINGS INC
filed 2010-05-24
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of Registrant's common stock as of May 24, 2010 was 15,931,706.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-1
	Condensed Consolidated Statements of Losses for the three months ended March 31, 2010 and 2009, and for the period of inception (October 30, 2002) to March 31, 2010 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from date of inception (October 30, 2002) to March 31, 2010 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the period of inception (October 30, 2002) to March 31, 2010 (unaudited)	F-17
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-19

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8
ITEM 4.	CONTROLS AND PROCEDURES	8

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

Signatures		11

ITEM 1. FINANCIAL INFORMATION

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited)
And December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets

Cash and cash equivalents	$-	$280,309
Prepaid services and other current assets (note 1)	41,472	68,347

Total current assets	41,472	348,656

Deposits and other assets (note 1)	7,718	7,693

Furniture and equipment, net of accumulated depreciation of
$91,487 and $89,130, respectively (note 2)	26,839	29,197

Total assets	$76,029	$385,546

Liabilities and Stockholders' Deficit

Current liabilities
Cash overdraft	$2,240	$-
Accounts payable and accrued liabilities (note 3)	1,110,912	785,501
Current portion of notes payable (note 4)	2,000,000	2,000,000
Redemption option liability (note 4)	300,000	300,000

Total current liabilities	3,413,152	3,085,501

Derivative liability (note 5)	4,397,040	2,256,200
Notes payable, net of discount of $2,921,339 and $3,006,498, respectively (note 4)	4,347,550	4,062,391

Total liabilities	12,157,742	9,404,092

Commitments and contingencies	-	-

Stockholders' deficit (note 6)
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
14,130,857 shares and 13,630,857 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	14,130	13,630
Additional paid-in capital	18,969,888	18,717,575
Common stock subscribed (note 6)	20,444	10,222
Deficit Accumulated during the development stage	(31,086,175)	(27,759,973)
Total stockholder's deficit	(12,081,713)	(9,018,546)

Total liabilities and stockholders' deficit	$76,029	$385,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
for the three months ended March 31, 2010 and 2009,
and for the period of inception (October 30, 2002) to March 31, 2010
(Unaudited)

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009	Cumulative from Inception (October 30, 2002) to March 31, 2010

Revenue	$		$-	$

Operating expenses:

Selling, general and administrative expenses		889,838	844,910		25,126,215
Merger fees and costs		-	-		350,000
Impairment of intangible asset		-	-		6,393
Total operating expenses		889,838	844,910		25,482,608

Operating loss		(889,838)	(844,910)		(25,482,608)

Other expense:
Cost of penalty for late registration of shares		-	-		2,192,160
(Gain) loss from change in fair value of derivative liability		1,940,840	732,295		(1,721,782)
Financing cost		9,375	31,250		403,750
Interest (income) expense, net		486,149	532,592		4,718,895

Total other (income) expense		2,436,364	1,296,137		5,593,023

Loss before income taxes		(3,326,202)	(2,141,047)		(31,075,631)

Provision for income taxes		-	-		(10,544)

Net loss		$(3,326,202)	$(2,141,047)		$(31,086,175)

Net loss per share - basic and diluted		$(0.24)	$(0.16)		$(3.87)

Weighted average shares outstanding -
basic and diluted		13,891,968	13,041,969		8,025,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Balance at October 30, 2002 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares of common stock issued at $0.006 per share to founders for license of proprietary right in December 2002	1,661,228	1,661	7,589	-	-	-	9,250

Shares of common stock issued at $0.006 per share to founders for services rendered in December 2002	140,531	141	641	-	-	-	782

Shares of common stock issued at $1.671 per share to consultants for services rendered in December 2002	5,388	5	8,995	(9,000)	-	-	-

Sale of common stock for cash at $1.671 per share in December 2002	18,558	19	30,982	-	-	-	31,001

Net loss for the period from inception (October 30, 2002) to December 31, 2002	-	-	-	-		(45,918)	(45,918)

Balance at December 31, 2002 (reflective of stock splits)	1,825,704	$1,826	$48,207	$(9,000)	$-	$(45,918)	$(4,885)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Shares granted to consultants at $1.392 per share for services rendered in January 2003	9,878	10	13,740	-	-	-	13,750

Sale of shares of common stock for cash at $1.517 per share in January 2003	32,955	33	49,967	-	-	-	50,000

Shares granted to consultants at $1.392 per share for services rendered in March 2003	15,445	15	21,485	-	-	-	21,500

Conversion of notes payable to common stock at $1.392 per share in April 2003	143,674	144	199,856	-	-	-	200,000

Shares granted to consultants at $1.413 per share for services rendered in April 2003	1,437	1	2,029	-	-	-	2,030

Sale of shares of common stock for cash at $2.784 per share in May 2003	1,796	2	4,998	-	-	-	5,000

Sales of shares of common stock for cash at $2.784 per share in June 2003	3,592	4	9,996	-	-	-	10,000

Conversion of notes payable to common stock at $1.392 per share in June 2003	71,837	72	99,928	-	-	-	100,000

Beneficial conversion feature associated with notes issued in June 2003	-	-	60,560	-	-	-	60,560

Amortization of deferred compensation	-	-	-	9,000	-	-	9,000

Costs of GPN Merger in July 2003	236,813	237	(121,036)	-	-	-	(120,799)

Value of warrants issued with extended notes payable in October 2003	-	-	189,937	-	-	-	189,937
							-
Value of Company warrants issued in conjunction with fourth quarter notes payable issued October through December 2003	-	-	207,457	-	-	-	207,457

Value of warrants contributed by founders in conjunction with fourth quarter notes payable issued October through December 2003	-	-	183,543	-	-	-	183,543

Value of warrants issued for services in October through December 2003	-	-	85,861	-	-	-	85,861

Net loss for the twelve month period ended December 31, 2003	-	-	-	-	-	(1,856,702)	(1,856,702)
							-
Balance at December 31, 2003	2,343,130	$2,343	$1,056,529	$-	$-	$(1,902,620)	$(843,748)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Shares granted at $10.00 per share pursuant to the Senior Note Agreement in January 2004	60,000	60	599,940	(600,000)	-	-	-

Shares issued at $10.00 per share to a consultant for services rendered in January 2004	80,000	80	799,920	(800,000)	-	-	-

Shares issued to a consultant at $6.20 per share for services rendered in February 2004	4,000	4	24,796	(24,800)	-	-	-

Shares issued to a consultant at $4.00 per share for services rendered in March 2004	105,160	105	420,535	(420,640)	-	-	-

Shares issued to a consultant at $5.00 per share for services rendered in March 2004	50,000	50	249,950	(250,000)	-	-	-

Shares sold for cash at $1.50 per share in March, 2004	800	1	1,199	-	-	-	1,200

Shares issued at $5.00 per share to consultants for services rendered in March 2004	2,000	2	9,998	-	-	-	10,000

Shares issued to a consultant at $4.00 per share for services rendered in March 2004	200	0	800	-	-	-	800

Shares issued to consultants at $3.20 per share for services rendered in March 2004	9,160	9	29,303	-	-	-	29,312

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Shares to be issued to consultant at $4.10 per share in April 2004 for services to be rendered through March 2005	-	-	-	(82,000)	-	-	(82,000)

Shares granted pursuant to the New Senior Note Agreement in April 2004	60,000	60	149,940	(150,000)	-	-	-

Shares issued to officer at $3.20 per share for services rendered in April 2004	20,000	20	63,980	-	-	-	64,000

Conversion of Note Payable to common stock at $1.00 per share in May 2004	35,000	35	34,965	-	-	-	35,000

Beneficial Conversion Feature associated with note payable in May 2004	-	-	35,000	-	-	-	35,000

Issuance of warrants to officers and founder for services rendered in May 2004	-	-	269,208	-	-	-	269,208

Shares to a consultant at $2.00 per share as a due diligence fee in May 2004	12,500	13	24,988	-	-	-	25,000

Shares issued to a consultant at $10.00 per share for services to be rendered over twelve months beginning May 2004	50,000	50	499,950	(500,000)	-	-	-

Beneficial Conversion Feature associated with notes payable issued in June 2004	-	-	3,000	-	-	-	3,000

Issuance of warrants to note holders in April, May, and June 2004	-	-	17,915	-	-	-	17,915

Issuance of warrants to employees and consultants for services rendered in April through June 2004	-	-	8,318	-	-	-	8,318

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Shares issued in July to a consultant at $1.00 for services to be rendered through July 2005	25,000	25	24,975	(25,000)	-	-	-

Shares issued to a consultant in July and September at $4.10 per share for services to be rendered through April 2005	20,000	20	81,980	-	-	-	82,000

Shares issued to a consultant in September at $1.20 to $2.20 for services rendered through September 2004	12,728	13	16,896	-	-	-	16,909

Shares issued in July to September 2004 as interest on note payable	30,000	30	35,970	-	-	-	36,000

Issuance of warrants with notes payable in July and August 2004	-	-	72,252	-	-	-	72,252

Accrued deferred compensation in August 2004 to a consultant for 10,000 shares at $1.00 per share, committed but unissued	-	-	-	(10,000)	-	-	(10,000)

Shares issued in August 2004 at $1.40 to a consultant for services to be performed through October 2004	10,000	10	13,990	(14,000)	-	-	-

Shares issued in August 2004 at $1.25 per share for conversion of $30,000 demand loan	24,000	24	29,976	-	-	-	30,000

Shares issued in August 2004 at $1.60 per share to a consultant for services provided.	12,500	13	19,988	-	-	-	20,000

Shares issued to employees at $1.60 to $2.50 per share	4,880	5	8,379	-	-	-	8,384

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Commitment to issue 10,000 shares of stock to a consultant at $2.30 per share for services to be provided through September 2005	-	-	-	(23,000)	-	-	(23,000)

Sale of stock for cash in October at $1.25 per share, net of costs of $298,155	1,816,000	1,816	1,362,107	-	-	-	1,363,923

Value of warrants issued with sale of common stock in October, net of costs	-	-	607,922	-	-	-	607,922

Issuance of warrant to officer in October	-	-	112,697	-	-	-	112,697

Issuance of stock to investment bankers in October 2004 for commissions earned	490,000	490	(490)	-	-	-	-

Conversion of accounts payable to stock in October at $1.25 per share	125,775	126	108,514	-	-	-	108,640

Value of warrants issued with accounts payable conversions	-	-	48,579	-	-	-	48,579

Conversion of demand loan to stock in October at $1.10 per share	9,330	9	10,254	-	-	-	10,263

Forgiveness of notes payable in October 2004	-	-	36,785	-	-	-	36,785

Issuance of stock to officer and director at $1.25 per share in October for conversion of liability	144,000	144	123,789	-	-	-	123,933

Value of warrants issued with officer and director conversion of liabilities	-	-	56,067	-	-	-	56,067

Conversion of debt and accrued interest to common stock at $0.75 to $1.25 per share in October 2004	670,315	670	423,547	-	-	-	424,217

Value of warrants issued with conversion of debt	-	-	191,111	-	-	-	191,111

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Conversion of Note Payable of $5,000 plus accrued interest of $71 in October, 2004	6,761	7	4,993	-	-	-	5,000

Issuance of warrants to note holders in October 2004	-	-	112,562	-	-	-	112,562

Value of shares issued to CFO as compensation in December 2004	10,000	10	34,990	-	-	-	35,000

Value of warrants issued to members of advisory committees in November and December 2004	-	-	16,348	-	-	-	16,348

Beneficial conversion feature associated with notes payable in December 2004	-	-	124,709	-	-	-	124,709

Shares issued in error to be cancelled in December	(900)	(1)	1	-	-	-	0

Amortization of deferred compensation through December 31, 2004	-	-	-	2,729,454	-	-	2,729,454

Loss for the twelve months ended December 31, 2004	-	-	-	-	-	(5,305,407)	(5,305,407)

Balance at December 31, 2004	6,242,339	$6,242	$7,979,124	$(169,986)	$-	$(7,208,027)	$607,353

Sale of shares of common stock for cash at $2.00 per share in March 2005 for warrant exercise, net of costs	660,078	660	1,190,196	-	-	-	1,190,856

Value of warrants issued to members of advisory committees in March 2005	-	-	137,049	-	-	-	137,049

Deferred compensation in February 2005 to a consultant for 5,000 shares of common stock at $6.50 per share	-	-	-	(32,500)	-	-	(32,500)

Warrants exercised at $0.50 per share in June 2003	8,000	8	3,992	-	-	-	4,000

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Value of warrants issued to members of advisory committee in June 2005	-	-	70,781	-	-	-	70,781

Value of warrants issued to investors and service providers in June 2005	-	-	32,991	-	-	-	32,991

Issuance of 23,215 shares of common stock in July 2005 for conversion of notes payable	23,215	23	64,980	-	-	-	65,003

Issuance of 10,000 shares of common stock in August 2005 to a consultant for services provided	10,000	10	9,990	-	-	-	10,000

Value of warrants issued to advisory committee in September 2005 for services	-	-	20,491	-	-	-	20,491

Amortization of deferred comp for the twelve months ended December, 2005	-	-	-	199,726	-	-	199,726

Value of warrants issued in October and December 2005 to investors and service providers	-	-	18,399	-	-	-	18,399

Loss for the year ended December 31,2005	-	-	-	-	-	(4,591,107)	(4,591,107)

Balance as of December 31, 2005	6,943,632	$6,943	$9,527,993	$(2,760)	$-	$(11,799,134)	$(2,266,958)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Issuance of 10,000 shares to officer, previously accrued	10,000	10	41,406	-	-	-	41,416

Value of warrants issued to members of advisory committee in March 2006	-	-	8,399	-	-	-	8,399

Amortization of deferred compensation for the three months ended March 31, 2006	-	-	-	2,760	-	-	2,760

Issuance of common stock in May 2006 to a consultant for services provided	3,446	3	16,194	-	-	-	16,197

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,929	2	2,409	-	-	-	2,411

Conversion of accrued interest to common stock at $1.25 per share in May, 2006	1,632	2	2,039	-	-	-	2,041

Conversion of accrued interest to common stock at $1.00 per share in May, 2006	1,345	1	1,354	-	-	-	1,355

Common stock issued pursuant to the exercise of warrants at $0.90 per share in June 2006	500	1	450	-	-	-	450

Value of warrants issued to members of advisory committee in June 2006	-	-	8,820	-	-	-	8,820

Value of warrants issued to members of advisory committee in September 2006	-	-	3,495	-	-	-	3,495

Value of warrants issued to officers	-	-	50,874	-	-	-	50,874

Issuance of penalty Common Stock, previously accrued	415,080	415	871,250	-	-	-	871,665

Issuance of penalty warrants, previously accrued	-	-	182,239	-	-	-	182,239

Value of options issued to officer	-	-	78,802	-	-	-	78,802

Value of warrants issued to members of advisory committee in December 2006	-	-	1,974	-	-	-	1,974

Issuance of Common Stock for cash	3,426,625	3,427	4,610,122	-	-	-	4,613,549

Common stock to be issued as commission for equity fund raising	-	-	(5,483)	-	5,483	-	-

Value of options issued to officer	-	-	185,472	-	-	-	185,472

Value of shares issued to officer	-	-	32,120	-	-	-	32,120

Loss for the year ended December 31, 2006	-	-	-	-	-	(1,486,046)	(1,486,046)

Balance as of December 31, 2006	10,804,190	$10,804	$15,619,928	$-	$5,483	$(13,285,180)	$2,351,035

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued as commission for equity fund raising in January 2007	548,260	548	4,935	-	(5,483)	-	-

Common stock issued to consultant in January 2007 at $1.50 per share	29,804	30	44,676	-	-	-	44,706

Common stock issued to consultants in January 2007 at $1.55 per share	40,000	40	61,960	-	-	-	62,000

Common stock issued to consultants in January 2007 at $1.50 per share	10,000	10	14,990	-	-	-	15,000

Value of options issued to officer in January, February and March 2007	-	-	471,457	-	-	-	471,457

Value of options issued to employee in January 2007	-	-	5,426	-	-	-	5,426

Value of warrants issued to consultant in April 2007	-	-	166,998	-	-	-	166,998

Value of options issued to employees in July 2007	-	-	996,133	-	-	-	996,133

Value of options issued to directors in July 2007	-	-	537,833	-	-	-	537,833

Value of options issued to consultants in July 2007	-	-	80,996	-	-	-	80,996

Common stock to be issued for consulting services in 2008 at $1.10 per share in November 2007	-	-	-	-	33,000	-	33,000

Common stock to be issued for finders fee in 2008 at $1.20 per share in November 2007	-	-	-	-	120,000	-	120,000

Loss for the year ended December 31, 2007	-	-	-	-	-	(5,463,958)	(5,463,958)

Balance as of December 31, 2007	11,432,254	$11,432	$18,005,332	$-	$153,000	$(18,749,138)	$(579,374)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued for consulting services previously accrued in November 2007	30,000	30	32,970	-	(33,000)	-	-

Common stock issued for finders fee previously accrued in November 2007	100,000	100	119,900	-	(120,000)	-	-

Value of warrants issued pursuant to convertible debt agreement in January 2008	-	-	226,754	-	-	-	226,754

Adjustment to value of warrants, previously issued in January 2008, due to decrease of exercise price	-	-	60,092	-	-	-	60,092

Value of options issued to advisory board in March 2008	-	-	3,729	-	-	-	3,729

Value of options issued to employee in January 2007	-	-	5,428	-	-	-	5,428

Value of options issued to consultants in July 2007	-	-	6,994	-	-	-	6,994

Common stock issued for March 2008 interest payment at $0.488 per share	39,500	39	19,237	-	-	-	19,276

Value of options issued to employees in March 2008	-	-	1,708	-	-	-	1,708

Value of options issued to a Director in March 2008	-	-	19,625	-	-	-	19,625

Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	28,220	28	19,698	-	-	-	19,726

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued for June 2008 interest payment at $0.699 per share in July 2008	2,822	3	1,969	-	-	-	1,972

Common stock issued for interest payment at $0.33032 per share in August 2008	95,825	96	31,557	-	-	-	31,653

Common stock issued for interest payment at $0.33032 per share in August 2008	2,228	2	734	-	-	-	736

Common stock issued for interest payment at $0.33032 per share in August 2008	124,794	125	41,097	-	-	-	41,222

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	162,721	163	53,587	-	-	-	53,750

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	3,785	4	1,246	-	-	-	1,250

Common stock issued for pre-payment of interest payment at $0.33032 per share in August 2008	211,916	212	69,788	-	-	-	70,000

Common stock issued pursuant to the exercise of warrants at $0.375 per share in June and July 2008	30,000	30	11,220	-	-	-	11,250

Common stock issued for rounding due to reverse stock split in August 2008	126	1	(1)	-	-	-	-

Common stock subscribed pursuant to agreement for capital raise in August 2008	-	-	-	-	250,000	-	250,000

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	286,846	-	-	-	286,846

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	427,628	-	-	-	427,628

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	9,946	-	-	-	9,946

Value of warrants issued pursuant to convertible debt agreement in August 2008	-	-	556,949	-	-	-	556,949

Value of options issued to directors in November 2008	-	-	52,284	-	-	-	52,284

Loss for the year ended December 31, 2008	-	-	-	-	-	(5,807,353)	(5,807,353)

Balance at December 31, 2008	12,264,191	$12,265	$20,066,317	$-	$250,000	$(24,556,491)	$(4,227,909)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	-	-	(1,856,576)	-	-	3,259,335	1,402,759

Common stock issued pursuant to agreement for capital raise previously accrued in August 2008 at $0.30 per share	833,334	833	249,167	-	(250,000)	-	-

Common stock issued for consulting services performed from June to August 2009 at $0.19 per share	200,000	200	37,800	-	-	-	38,000

Common stock issued for consulting services performed in September 2009 at $0.36 per share	44,444	44	15,956	-	-	-	16,000

Common stock issued for consulting services performed in October 2009 at $0.36 per share	44,444	44	15,956	-	-	-	16,000

Common stock issued for consulting services performed in November 2009 at $0.23 per share	44,444	44	10,178	-	-	-	10,222

Common stock issued for consulting services performed in November 2009 at $0.35 per share	200,000	200	69,800	-	-	-	70,000

Common stock to be issued for consulting services performed in December 2009 at $0.23 per share	-	-	-	-	10,222	-	10,222

Value of options issued to employees in March 2008	-	-	244	-	-	-	244

Value of options issued to advisory board in Aug 2009	-	-	4,045	-	-	-	4,045

Value of options issued to consultants in Aug 2009	-	-	3,646	-	-	-	3,646

Value of options issued to employees in Aug 2009	-	-	6,250	-	-	-	6,250

Value of options issued to Officers and Directors in Aug 2009	-	-	94,792	-	-	-	94,792

Loss for the year ended December 31, 2009	-	-	-	-	-	(6,462,817)	(6,462,817)

Balance at December 31, 2009	13,630,857	$13,630	$18,717,575	$-	$10,222	$(27,759,973)	$(9,018,546)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued for consulting services performed in November 2009 at $0.35 per share	500,000	500	189,500	-	-	-	190,000

Common stock to be issued for consulting services performed in January 2010 at $0.23 per share	-	-	-	-	10,222	-	10,222

Value of options issued to consultants in Aug 2009	-	-	2,188	-	-	-	2,188

Value of options issued to employees in Aug 2009	-	-	3,750	-	-	-	3,750

Value of options issued to Officers and Directors in Aug 2009	-	-	56,875	-	-	-	56,875

Loss for the three months ended March 31, 2010	-	-	-	-	-	(3,326,202)	(3,326,202)

Balance at March 31, 2010	14,130,857	$14,130	$18,969,888	$-	$20,444	$(31,086,175)	$(12,081,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to March 31, 2010
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Cumulative from Inception (October 30, 2002) to March 31, 2010

Cash flows from operating activities:
Net loss	$(3,326,202)	$(2,141,047)	$(31,086,175)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	263,035	244	7,680,583
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
Change in fair value of derivative liability	1,940,840	732,295	(1,721,782)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	200,000	200,000	1,574,880
Amortization of discount on notes payable	285,159	268,248	2,902,803
Redemption Option Liability	-	75,000	300,000
Depreciation and amortization	2,358	5,482	85,095
Changes in operating assets and liabilities:
Cash overdraft	2,240	-	2,240
Increase in deposits	(25)	-	(5,208)
Decrease in prepaid services and other assets	26,875	33,054	251,019
Increase/(Decrease) in accounts payable and accrued expenses	325,411	(112,276)	1,356,665

Net cash used in operating activities	(280,309)	(939,000)	(16,376,202)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,500)	(86,577)

Net cash used in investing activities	-	(1,500)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	-	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	-	16,462,779

Net decrease in cash and cash equivalents	(280,309)	(940,500)

Cash and cash equivalents at beginning of period	280,309	3,158,226	-

Cash and cash equivalents at end of period	$-	$2,217,726	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to March 31, 2010
(Unaudited)
(Continued)

For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Cumulative from Inception (October 30, 2002) to March 31, 2010

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$-	$19,299	$127,051

Taxes	$-	$-	$8,115

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Stock issued as commission for equity fundraising	$-	$-	$125,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 and as amended on April 30, 2010.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company as set forth in Accounting Standard Codification (ASC). The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and the Company’s potential drug candidates, have only undergone pre-clinical testing. From its inception through the date of these financial statements, the Company has recognized negligible revenues and has incurred significant operating expenses.

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

A summary of option activity under the Company’s stock option plan as of March 31, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,812,403	$1.78
Issued	-	-
Exercised	-	-
Forfeited or expired	6,321	250.00
Outstanding at March 31, 2010	2,806,082	$1.22

Non-vested at March 31, 2010	251,250	$0.25
Exercisable at March 31, 2010	2,554,832	$1.32

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.35 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $83,750. The total fair value of options vested during the three months ended March 31, 2010 was $62,813.

Interim financial statements

The accompanying balance sheet as of March 31, 2010, the statements of operations for the three- months ended March 31, 2010 and 2009, and for the period of inception (October 30, 2002) to March 31, 2010, and the statements of cash flows for the three months ended March 31, 2010 and 2009, and from the period of inception (October 30, 2002) to March 31, 2010 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

Prepaid services and other current assets

Prepaid services and other current assets at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
Prepaid monitoring fees	$6,250	$15,625
Prepaid insurance	32,722	46,472
Prepaid software	2,500	6,250
Total prepaid services and other current assets	$41,472	$68,347

Deposits and other assets

The balance consists of a deposit on leased office space in the amount of $7,718 and $7,693 as of March 31, 2010 and December 31, 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the three months ended March 31, 2010 or during the year ended December 31, 2009.

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

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $2,358 and $5,482, respectively. The amount depreciated from the date of inception (October 30, 2002) through March 31, 2010 was $85,095.  Company’s furniture and equipment consists of the following:

	March 31, 2010	December 31, 2009
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	28,600
Licensed Proprietary Rights	9,250	9,250
	118,327	118,327
Accumulated Depreciation and Amortization	(91,487)	(89,130)
	$26,840	$29,197

Note 3 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Accounts payable and accrued liabilities	$1,050,816	$716,029
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Credit cards	18,755	28,131
State income tax payable	3,200	3,200
	$1,110,912	$785,501

Note 4 - Notes Payable

Note Issued To YA Global Investments, L.P. For Accrued Interest

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended March 31, 2010.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009 notes payable consist of:

	March 31, 2010	December 31, 2009
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	518,889	443,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	750,000	625,000
Less: Debt discount	(2,921,339)	(3,006,498)
Total note payable	6,347,550	6,062,391
Less: current portion of notes payable	2,000,000	2,000,000
Total long term portion of notes payable	$4,347,550	$4,062,391

Aggregate maturities of long-term debt as of March 31, 2010 are as follows:

For the twelve months ended December 31,	Amount
2010	$2,000,000
2011	1,000,000
2012	-
2013	5,268,889
2014	800,000
2015	200,000
$9,268,889

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

In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $4,397,040 related to the debenture conversion feature and warrants is included in our consolidated balance sheet as of March 31, 2010. During the three-months ended March 31, 2010, we recorded a loss of $1,940,840 related to the change in fair value of the debenture conversion feature and warrants.

In accordance to the Accounting for Derivative Instruments and Hedging, the Company is required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The other liabilities recorded at fair value in the balance sheet as of March 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$4,397,040	$4,397,040
Total	$-	$-	$4,397,040	$4,397,040

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,256,200
Loss in change in fair value	1,940,840
Ending balance as of March 31, 2010	$4,397,040

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	March 31,	December 31,
	2010	2009
Expected volatility	222.62%	321.09%
Expected life (years)	5	2.97-5.00
Risk free interest rate	1.51%	1.38%
Forfeiture rate	-	-
Dividend rate	-	-

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

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock with a fair value of $38,000 to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company issued an additional 88,888 shares of common stock with a fair value of $32,000 to the consultant for services rendered from September 1, 2009 to October 31, 2009.  In December 2009, the parties agreed to extend the term of the agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.   In December 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  As of March 31, 2010, 88,888 shares have not been issued and the fair value of these shares of $20,444 has been recorded as common stock subscribed at March 31, 2010.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

In February 2010, 500,000 shares of common stock with a fair value of $190,000 were issued to the consultant for additional services performed in January and February 2010 outside the scope of the original contract.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

Options

No options were issued during the three-months ended March 31, 2010.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan March 31, 2010.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-0.49	1,157,500	9.28	$0.10-0.49	906,250	9.25
0.50-1.00	41,735	5.80	0.50-1.00	41,735	5.80
1.01-2.00	1,030,000	6.83	1.01-2.00	1,030,000	6.83
2.01-2.99	551,444	1.39	2.01-2.99	551,444	1.39
3.00-5.00	25,403	0.31	3.00-5.00	25,403	0.31

	2,806,082	6.70		2,554,832	6.43

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,812,403	1.78
Granted	-	-
Exercised	-	-
Expired	6,321	250.00
Outstanding at March 31, 2010	2,806,082	$1.22

Non-vested at March 31, 2010	251,250	$0.25
Exercisable March 31, 2010	2,554,832	$1.32

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.35 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $83,750. The total fair value of options vested during the three months ended March 31, 2010 was $62,813.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended March 31, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Risk-free interest rate at grant date	1.51%	1.31%
Expected stock price volatility	222.62%	315.3%
Expected dividend payout	-	-
Expected option life-years	5	3 to 5

Warrants

The Company issued no warrants during the three months ended March 31, 2010.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	-	-	$0.50-1.00	-	-
1.25-2.20	4,101,875	3.41	1.25-2.20	4,101,875	3.41
2.30-5.60	1,825,560	1.68	2.30-5.60	1,825,560	1.68
10.00	-	-	-	-	-
20.00	-	-	20.00	-	-
	5,927,435	2.88		5,927,435	2.88

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2009	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	5,927,435	$2.31

Issuance of Common Shares to Consultants

On April 23, 2010, 735,000 shares of common stock with a fair value of $227,850 were issued to a consultant for business development work performed in March and April of this year.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock with a fair value of $38,000 to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company issued an additional 88,888 shares of common stock with a fair value of $32,000 to the consultant for services rendered from September 1, 2009 to October 31, 2009.  In December 2009, the parties agreed to extend the term of the agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.   In December 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  As of March 31, 2010, 88,888 shares have not been issued and the fair value of these shares of $20,444 has been recorded as common stock subscribed at March 31, 2010.  On April 29, 2010 the shares were issued to the consultant.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 29, 2010, 420,000 shares of common stock with a fair value of $142,800 were issued to the consultant for additional services performed in April 2010 outside the scope of the original contract.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 29, 2010, 26,961 shares of common stock with a fair value of $9,167 were issued to a consultant for services performed in March and April 2010.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 29, 2010, 15,000 shares of common stock with a fair value of $5,100 were issued to a consultant for services performed in March and April 2010.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 29, 2010, 15,000 shares of common stock with a fair value of $5,100 were issued to an attorney for services performed in April 2010.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On May 11, 2010, 500,000 shares of common stock with a fair value of $150,000 were issued to a consultant for business development partnerships.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-looking Statements

Some of the statements under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. All statements other than historical facts contained in this report, including statements regarding our future financial position and revenues, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our annual report on SEC Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of March 31, 2010 we owned approximately 15 issued patents, including two issued U.S. patents and thirteen issued foreign patents.   Also as of March 31, 2010 we had approximately 46 pending patent applications, including approximately 16 pending U.S. patent applications and approximately 30 pending foreign patent applications.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Results of Operations for the Three Month Periods Ended March 31, 2010 and March 31, 2009

Revenue

        We have not generated any revenues from operations from our inception.

Costs and Expenses

From our inception through March 31, 2010, we have incurred losses of $31,086,175. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services and interest expense.

For the three months ending March 31, 2010, Sales, General and Administrative expenses (“SG&A”) were $889,838, an increase of $44,928, or approximately 5%, compared to SG&A expenses of $844,910 during the three months ended March 31, 2009.  The increase is due to higher costs for non-cash compensation. For the three months ended March 31, 2010, this amount consisted primarily of research and development costs of $167,213, payroll and related expenses of $243,259, legal and accounting fees of $101,379, consulting and professional fees of $31,322 and non-cash compensation of $263,035.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $9,375 for the three months ended March 31, 2010, a decrease of $21,875 or approximately 70% compared to financing costs of $31,250 during the three months ended March 31, 2009.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds are amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $486,149 for the three months ended March 31, 2010, a decrease of $46,443 or approximately 9% compared to interest expense of $532,592 for the three months ended March 31, 2009. Interest expense decreased during the three months ended March 31, 2010 mostly due to the redemption premium expense on YA Global’s call option being fully amortized in the fourth quarter of 2009.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the three months ended March 31, 2010 was $3,326,202 or $0.24 per share, an increase of $1,185,155 or approximately 55% compared to a net loss of $2,141,047 for the three months ended March 31, 2009.  In addition to the year over year variances described above, the increase in net loss was primarily due to a loss in the three month period ending March 31, 2010 of $1,940,840 which was due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to unaudited condensed consolidated financial statements, March 31, 2010 – Derivative Liabilities).

Going Concern

               Our independent certified public accountants have stated in their report included in our annual report on SEC Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 that we have incurred a net loss and negative cash flows from operations of $6,462,817 and $2,876,417, respectively, for the year ended December 31, 2009. This loss, in addition to a lack of operational history, raises substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund the immediate future operations, will be completely dependent on additional debt and equity financing arrangements. In anticipation of the need to raise additional financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional financing from a variety of sources and means.   No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations

The Company expects losses to increase during the coming twelve months. The Company does not expect to begin to generate significant revenue in the coming twelve months, and our costs are likely to increase as we continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

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

Product Research and Development

We incurred expenses of $167,213 for the three  month periods ended March 31, 2010 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $184,403 for the three months ended March 31, 2009. From our inception in October 2002, we have spent $3,586,032 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We believe that initial revenues, if any, will likely be generated through partnerships, alliances and/or licensing agreements with pharmaceutical or biotechnology companies. Our focus during the next 12 months will be to identify those companies which we believe may have an interest in our proposed products and attempt to negotiate arrangements for potential partnerships, alliances and/or licensing arrangements. Alliances between pharmaceutical and biotechnology companies can take a variety of organizational forms and involve many different payment structures such as upfront payments, milestone payments, equity injections and royalty payments. To date, we have entered into discussions with one company regarding the licensure of our potential bio-defense applications. Even if we are successful in entering into such a partnership or alliance or licensing our technology, we anticipate that the earliest we may begin to generate revenues from operations would be calendar year 2010. There is no assurance that we will ever be successful in reaching such agreements or ever generate revenues from operations.

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through March 31, 2010, we had no revenues from any product sales, royalties or licensing fees and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, we had current assets of $41,472 consisting of cash and cash equivalents of $0, and prepaid assets and other current assets of $41,472. Also, at March 31, 2010, we had current liabilities of $3,413,152 consisting of accounts payable and accrued liabilities of $1,110,912, notes payable of $2,000,000 and redemption option liability of $300,000. This resulted in working capital deficit of $3,371,680. During the three months ended March 31, 2010 and 2009, we used cash in operating activities of $280,309 and $939,000, respectively. From the date of inception (October 30, 2002) to March 31, 2010, we had a net loss of $31,086,175 and used cash of $16,376,202 in operating activities. We met our cash requirements from our inception (October 30, 2002) through March 31, 2010 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

               Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to March 31, 2010, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  We currently need additional financing to fund our immediate operating expenses.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our registered independent certified public accountants have stated in their report included in our annual report on SEC Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010 that the Company's recurring losses and negative cash flow raise substantial doubt about the Company's ability to continue as a going concern.

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

We currently have $9,268,889 in notes payable, of which $2,000,000 is current and payable on March 31, 2010.  An additional $1,000,000 matures on May 31, 2011 and the remaining balance of $6,268,889 will mature in 2013 and beyond.

Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. We do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements. In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund the immediate future operations, will be completely dependent on additional debt and equity financing arrangements. In anticipation of the need to raise additional financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional financing from a variety of sources and means.   No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.  Based on our operating expenses and anticipated research and development activities we believe that we will require an additional $3,500,000 to meet our expenses over the next 12 months.

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended March 31, 2010. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of our consolidated unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We describe our significant accounting policies in the Notes to Consolidated Financial Statements included in our Annual Report on SEC Form 10-K filed with the Securities and Exchange Commission. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and or Plan of Operation in SEC Form 10-K.  Except for the below accounting for Derivative Instruments and Hedging, and any other accounting as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2009 with the SEC on April 15, 2010.

Accounting for Derivative Instruments and Hedging

 In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The effect of this guidance is described in Note 5 to unaudited condensed consolidated financial statements, March 31, 2010.

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (described below) which has not been fully remediated as of March 31, 2010, we have concluded that as of March 31, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified a material weakness consisting of limited resources and a limited number of employees, namely, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

During the three months ending March 31, 2010 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of March 31, 2010.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures Sold For Accrued Interest

Note Issued To YA Global Investments, L.P. For Accrued Interest

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with YA Global Investments L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended March 31, 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On March 31, 2010, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended March 31, 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2010.

IR BioSciences Holdings, Inc.

By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President, Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer