Form 10-Q
period 2010-06-30
IR BIOSCIENCES HOLDINGS INC
filed 2010-08-23
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2010

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant's common stock as of August 20, 2010 was 16,771,966.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-1
	Condensed Consolidated Statements of Losses for the Six Months Ended June 30, 2010 and 2009, and for the Period of Inception (October 30, 2002) to June 30, 2010 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) from Date of Inception (October 30, 2002) to June 30, 2010 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the Period of Inception (October 30, 2002) to June 30, 2010 (unaudited)	F-18
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	9
ITEM 4.	CONTROLS AND PROCEDURES	9

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A.	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	RESERVED	11
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	12

Signatures		13

ITEM 1. FINANCIAL STATEMENTS

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of June 30, 2010 (unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets

Cash and cash equivalents	$-	$280,309
Prepaid services and other current assets (note 1)	18,569	68,347

Total current assets	18,569	348,656

Deposits and other assets (note 1)	-	7,693

Furniture and equipment, net of accumulated depreciation of
$93,586 and $89,130, respectively (note 2)	24,740	29,197

Total assets	$43,309	$385,546

Liabilities and Stockholders' Deficit

Current liabilities
Cash overdraft	$13,625	$-
Accounts payable and accrued liabilities (note 3)	1,668,913	785,501
Current portion of notes payable (note 4)	3,000,000	2,000,000
Derivative liability – current	181,868	-
Redemption option liability	300,000	300,000

Total current liabilities	5,164,406	3,085,501

Derivative liability (note 5)	1,396,648	2,256,200
Notes payable, net of discount of $2,717,263 and $3,006,498, respectively (note 4)	3,751,626	4,062,391

Total liabilities	10,312,680	9,404,092

Commitments and contingencies	-	-

Stockholders' deficit (note 6)
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
15,931,706 shares and 13,630,857 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	15,930	13,630
Additional paid-in capital	19,619,511	18,717,575
Common stock subscribed (note 6)	-	10,222
Deficit Accumulated during the development stage	(29,904,812)	(27,759,973)
Total stockholder's deficit	(10,269,371)	(9,018,546)

Total liabilities and stockholders' deficit	$43,309	$385,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
For the three and six months ended June 30, 2010 and 2009
Period of Inception (October 30, 2002) to June 30, 2010
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	Months Ended	Months Ended	from Inception
	June 30,	June 30,	June 30,	June 30,	(October 30, 2002) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	1,226,835	819,958	2,116,673	1,664,868	26,353,050
Merger fees and costs	-	-	-	-	350,000
Impairment of intangible asset	-	-	-	-	6,393
Total operating expenses	1,226,835	819,958	2,116,673	1,664,868	26,709,443

Operating loss	(1,226,835)	(819,958)	(2,116,673)	(1,664,868)	(26,709,443)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from change in fair value of derivative liability	(2,909,607)	644,265	(968,767)	1,376,560	(4,631,389)
Financing cost	6,250	31,250	15,625	62,500	410,000
Interest (income) expense, net	495,159	533,166	981,308	1,065,758	5,214,054

Total other (income) expense	(2,408,198)	1,208,681	28,166	2,504,818	3,184,825

Loss before income taxes	1,181,363	(2,028,639)	(2,144,839)	(4,169,686)	(29,894,268)

Provision for income taxes	-	-	-	-	(10,544)

Net loss	$1,181,363	$(2,028,639)	$(2,144,839)	$(4,169,686)	$(29,904,812)

Net loss per share - basic and diluted	$0.08	$(0.15)	$(0.15)	$(0.32)	$(3.62)

Weighted average shares outstanding -
basic and diluted	15,308,029	13,097,525	14,603,910	13,069,901	8,261,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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
From Date of Inception (October 30, 2002) to June 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception (October 30, 2002) to June 30, 2010
(Unaudited)
(Continued)

	Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued for consulting services performed December 2009 at $0.23 per share, previously accrued	44,444	44	10,178	-	(10,222)	-	-

Common stock issued for consulting services performed January 2010 at $0.23 per share, previously accrued	44,444	44	10,178	-	(10,222)	-	-

Common stock issued for consulting services performed in March and April 2010 at $0.31 per share	735,000	735	227,115	-	-	-	227,850

Common stock issued for consulting services performed in March and April 2010 at $0.34 per share	420,000	420	142,380	-	-	-	142,800

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	26,961	27	9,140	-	-	-	9,167

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed March to May 2010 at $0.30 per share	500,000	500	149,500	-	-	-	150,000

Value of options issued to consultants in Aug 2009	-	-	2,917	-	-	-	2,917

Value of options issued to employees in Aug 2009	-	-	5,000	-	-	-	5,000

Value of options issued to Officers and Directors in Aug 2009	-	-	75,833	-	-	-	75,833

Value of options issued to Officers and Directors in May 2010	-	-	7,212	-	-	-	7,212

Loss for the three months ended June 30, 2010						1,181,363	1,181,363

Balance at June 30, 2010	15,931,706	$15,930	$19,619,511	$-	$-	$(29,904,812)	$(10,269,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to June 30, 2010
(Unaudited)

	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	from Inception
	June 30	June 30	(October 30, 2002) to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	(2,144,839)	$(4,169,686)	(29,904,812)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	894,014	38,244	8,311,562
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
Change in fair value of derivative liability	(968,766)	1,376,560	(4,631,388)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	400,000	400,000	1,774,880
Amortization of discount on notes payable	580,319	530,745	3,197,963
Redemption Option Liability	-	150,000	300,000
Depreciation and amortization	4,457	7,635	87,194
Changes in operating assets and liabilities:
Cash overdraft	13,625	-	13,625
Increase in deposits	7,693	-	2,510
Decrease in prepaid services and other assets	49,777	52,253	273,921
Increase/(Decrease) in accounts payable and accrued expenses	883,411	(69,998)	1,914,665

Net cash used in operating activities	(280,309)	(1,684,246)	(16,376,202)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,500)	(86,577)

Net cash used in investing activities	-	(1,500)	(86,577)

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to June 30, 2010
(Continued)

Cash flows from financing activities:
Proceeds from notes payable	-	-	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	-	16,462,779

Net increase (decrease) in cash and cash equivalents	(280,309)	(1,685,746)	-

Cash and cash equivalents at beginning of period	280,309	3,158,226	-

Cash and cash equivalents at end of period	$-	$1,472,480	$-

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$127,051

Taxes	$-	$-	$8,115

Non-cash investing and financing activities:	-	-	-

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Stock issued as commission for equity fundraising	$-	$-	$125,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 and as amended on April 30, 2010.

Business and basis of presentation

IR BioSciences Holdings, Inc. (the "Company," "we," or "us") formerly GPN Network, Inc. ("GPN") is currently a development stage company as set forth in Accounting Standard Codification (ASC). The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and the Company’s potential drug candidates have only undergone pre-clinical testing. From its inception through the date of these financial statements, the Company has recognized negligible revenues and has incurred significant operating expenses.

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
JUNE 30, 2010
(Unaudited)

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

A summary of option activity under the Company’s stock option plan as of June 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,812,403	$1.78
Issued	65,000	0.27
Exercised	-	-
Forfeited or expired	336,776	7.00
Outstanding at June 30, 2010	2,540,627	$1.05

Non-vested at June 30, 2010	32,500	$0.27
Exercisable at June 30, 2010	2,508,127	$1.06

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options was $28,150. The total fair value of options vested during the three months ended June 30, 2010 was $90,962.

Interim financial statements

The accompanying balance sheet as of June 30, 2010, the statements of operations for the three- and six- months ended June 30, 2010 and 2009, and for the period of inception (October 30, 2002) to June 30, 2010, and the statements of cash flows for the six months ended June 30, 2010 and 2009, and from the period of inception (October 30, 2002) to June 30, 2010 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

Prepaid services and other current assets

Prepaid services and other current assets at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
Prepaid monitoring fees	$-	$15,625
Prepaid insurance	17,430	46,472
Prepaid software	-	6,250
Salary Advance	1,139	-
Total prepaid services and other current assets	$18,569	$68,347

Deposits and other assets

The Company had no deposits as of the three-month period ending June 30, 2010.  The balance for the period ending December 31, 2009 consists of a deposit on leased office space in the amount of $7,693.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the six months ended June 30, 2010 or during the six months ended June 30, 2009.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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
JUNE 30, 2010
(Unaudited)

Note 2 – Furniture and equipment

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Website	5 years
Furniture	7 years

Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $4,457 and $7,635, respectively. The amount depreciated from the date of inception (October 30, 2002) through June 30, 2010 was $87,194.  Company’s furniture and equipment consists of the following:

	June 30, 2010	December 31, 2009
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	28,600
Licensed Proprietary Rights	9,250	9,250
	118,327	118,327
Accumulated Depreciation and Amortization	(93,586)	(89,130)
	$24,741	$29,197

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 3 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Accounts payable and accrued liabilities	$1,597,534	$716,029
Accounts payable - Pre-merger	34,926	34,926
Interest payable	3,215	3,215
Credit cards	30,042	28,131
State income tax payable	3,200	3,200
	$1,668,917	$785,501

Note 4 - Notes Payable

Note Issued To YA Global Investments, L.P. For Accrued Interest

On June 30, 2010, per the terms of the amended Securities Purchase Agreement with YA Global, the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended June 30, 2010.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On June 30, 2010, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009 notes payable consist of:

	June 30, 2010	December 31, 2009
YA Global Investments, L.P. Debentures	$3,000,000	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	593,889	443,889
Brencourt Advisors, LLC Debentures	5,000,000	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	875,000	625,000
Less: Debt discount	(2,717,261)	(3,006,498)
Total note payable	6,751,628	6,062,391
Less: current portion of notes payable	3,000,000	2,000,000
Total long term portion of notes payable	$3,751,628	$4,062,391

Aggregate maturities of notes payable as of June 30, 2010 are as follows:

For the twelve months ended June 30,	Amount
2011	3,000,000
2012	-
2013	5,268,889
2014	800,000
2015	400,000
$9,468,889

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $1,578,517 related to the debenture conversion feature and warrants is included in our condensed consolidated balance sheet as of June 30, 2010, which includes the current portion of  the derivative liability valued at $181,868. During the three-months ended June 30, 2010, we recorded a gain of $2,909,606 related to the change in fair value of the debenture conversion feature and warrants.

In accordance to the Accounting for Derivative Instruments and Hedging, the Company is required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The other liabilities recorded at fair value in the balance sheet as of June 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$1,578,517	$1,578,517
Total	$-	$-	$1,578,517	$1,578,517

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,256,200
Add: Fair value of notes issued in the 1st Quarter	200,000
Loss in change in fair value	1,940,840
Ending balance as of March 31, 2010	$4,397,040
Add: Fair value of notes issued in the 2nd Quarter	91,084
Gain in change in fair value	(2,909,607)
Ending balance as of June 30, 2010	$1,578,517

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

June 30,
2010
Expected volatility	164.62%
Expected life (years)	5
Risk free interest rate	1.17%
Forfeiture rate	-
Dividend rate	-

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

Issuance of Common Shares to Consultant

On June 1, 2009, the Company agreed to issue 200,000 shares of common stock with a fair value of $38,000 to a consultant, 66,666 shares per month beginning June 30, 2009 for services to be rendered June 1, 2009 through August 31, 2009.  Per the terms of the agreement, the contract may be extended on a month-to-month basis by mutual agreement for 44,444 shares per month.  In August 2009, 133,332 shares were issued for services rendered and an additional 66,668, which includes two shares issued for rounding, shares were issued in September 2009. In October 2009, the parties agreed to extend the term of the agreement by two months; therefore, the Company issued an additional 88,888 shares of common stock with a fair value of $32,000 to the consultant for services rendered from September 1, 2009 to October 31, 2009.  In December 2009, the parties agreed to extend the term of the agreement by three months; therefore, the Company is to issue an additional 133,332 shares of common stock to the consultant for services rendered November 1, 2009 to January 31, 2010.   In December 2009, 44,444 of these shares were issued for services performed in November 2009 with a fair value of $10,222.  In April 2010, 88,888 shares were issued for services performed in December 2009 and January 2010 with a fair value of $20,444, these shares had been recorded as common stock subscribed at March 31, 2010.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 29, 2010, 420,000 shares of common stock with a fair value of $142,800 were issued to the consultant for additional services performed in March and April 2010 outside the scope of the original contract.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

On April 27, 2010, 735,000 shares of common stock with a fair value of $227,850 were issued to a consultant for services performed in March and April 2010.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

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

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Options

In May 2010, the Company issued options to purchase 65,000 shares of common stock to its officers and directors.  Options vest 50% in 30-days and the balance in twelve month equal monthly installments beginning June 2010.  The Company valued these options at $14,424.  This amount will be charged to operations as the options vest.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan June 30, 2010.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-0.49	1,222,500	8.81	$0.10-0.49	1,190,000	8.92
0.50-1.00	41,735	5.55	0.50-1.00	41,735	5.55
1.01-2.00	960,000	6.67	1.01-2.00	960,000	6.67
2.01-2.99	316,292	1.19	2.01-2.99	316,292	1.19
3.00-5.00	100	0.45	3.00-5.00	100	0.45

	2,540,627	7.00		2,508,127	7.03

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,812,403	$1.78
Granted	65,000	0.27
Exercised	-	-
Expired/Forfeit	336,776	7.00
Outstanding at June 30, 2010	2,540,627	$1.05

Non-vested at June 30, 2010	32,500	$0.27
Exercisable June 30, 2010	2,508,127	$1.06

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options was $28,150. The total fair value of options vested during the three months ended June 30, 2010 was $90,962.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended June 30, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Risk-free interest rate at grant date	1.17%	1.76%
Expected stock price volatility	164.62 – 190.05%	343.06%
Expected dividend payout	-	-
Expected option life-years	5	3 to 5

Warrants

The Company issued no warrants during the three months ended June 30, 2010.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	-	-	$0.50-1.00	-	-
$1.25-2.20	4,096,875	3.16	$1.25-2.20	4,096,875	3.16
$2.30-5.60	1,816,229	1.44	$2.30-5.60	1,816,229	1.44
$10.00	-	-	$-	-	-
$20.00	-	-	$20.00	-	-
	5,913,104	2.63		5,913,104	2.63

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2009	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	14,331	2.40
Outstanding at June 30, 2010	5,913,104	$2.31

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Note 7 - Subsequent Events

In accordance with FASB ASC 855”Subsequent Events”, the Company has evaluated subsequent events through the date of the filing (August 23, 2010)

Issuance of Common Shares for Conversion of Secured Convertible Debentures Held by YA Global Investments, L.P.

On July 1, 2010 the Company issued 780,534 shares of restricted common stock for partial conversion of secured convertible debentures held by YA Global Investments, L.P.  These shares represent a conversion of $81,800 of principal.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Amendment to Secured Convertible Debentures and Warrants Held by YA Global Investments, L.P.

On July 19, 2010 the Company entered into a Letter Amendment Agreement with YA Global Investments, L.P. to amend a secured convertible debenture dated January 3, 2008 (as amended by Amendment No. 1 to Secured Convertible Debentures, dated July 18, 2008 and Amendment No. 2 to Secured Convertible Debenture due December 31, 2010, dated August 7, 2008) and subsequently a secured convertible debenture dated June 12, 2008 (as amended by Amendment No. 1 to Secured Convertible Debentures, dated July 18, 2008 and Amendment No. 2 to Secured Convertible Debenture due May 31, 2011, dated August 7, 2008) (collectively, the “Principal Debentures”).  In addition, the Letter Amendment Agreement amends, restates and consolidates into one debenture all 0% Interest Convertible Debentures issued quarterly beginning September 30, 2008 through June 30, 2010 (the “Interest Debenture”) and amends the January 2008 Warrant and the August 2008 Warrant.

The Company and YA Global have agreed to: (i) amend the January 2008 Debenture and the June 2008 Debenture to change the Maturity Dates to December 31, 2011; (ii) increase the annual interest rate from 10.0% to 13.0%; (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the Conversion Price; (v) lower the exercise price of the January 2008 and August 2008 warrants to a range between $0.13 and $0.45; and, (vi) require the Company pay a monthly amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of outstanding debt obligation. In respect to the Principal Debentures, the “Conversion Price” in effect on any Conversion Date (a) prior to the occurrence of any Triggering Event, shall be (i) for the first $1,500,000 converted, $0.13, and (ii) for the remaining $500,000 converted, $0.17; and (b) following the occurrence of any Triggering Event, shall be eighty percent (80%) of the lowest daily Volume Weighted Average Price for the thirty (30) Trading Days immediately prior to the applicable Conversion Date.  In respect of the June 2008 Debenture, the “Conversion Price” in effect on any Conversion Date (a) prior to the occurrence of any Triggering Event, shall be (i) for the first $500,000 converted, $0.17, and (ii) for the remaining $500,000 converted, $0.22; and (b) following the occurrence of any Triggering Event, shall be eighty percent (80%) of the lowest daily Volume Weighted Average Price for the thirty (30) Trading Days immediately prior to the applicable Conversion Date.  In respect of the Interest Debenture, the “Conversion Price” in effect on any Conversion Date (a) prior to the occurrence of any Triggering Event, shall be in a range of $0.25 to $0.45; (b) following the occurrence of any Triggering Event, shall be eighty percent (80%) of the lowest daily Volume Weighted Average Price for the thirty (30) Trading Days immediately prior to the applicable Conversion Date.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On each applicable Installment Date, the Company shall pay to the Holder of this Debenture the Installment Amount due on such date by converting such Installment Amount into shares of Common Stock of the Company at the lowest Conversion Price then available with respect to such Common Stock, provided that there is not then an Equity Conditions Failure (a “Company Conversion”); provided, however, that the Company may, at its option following notice to the Holder, redeem such Installment Amount (a “Company Redemption”) or by any combination of a Company Conversion and a Company Redemption so long as all of the outstanding applicable Installment Amount shall be converted and/or redeemed by the Company on the applicable Installment Date. So long as no Event of Default has occurred and is continuing and the Company has paid to the Holder of this Debenture the Installment Amount on each applicable Installment Date, the Holder shall not convert any portion of this Debenture during the calendar month immediately following the applicable Installment Date.

The January 2008 Debentures and the June 2008 Debentures were sold pursuant to a securities purchase agreement dated as of January 3, 2008 (the “Agreement”) (as amended by Amendment No. 1 to Secured Convertible Debentures, dated July 18, 2008 and Amendment No. 2 to Secured Convertible Debenture Due December 31, 2010, dated August 7, 2008) providing for the issuance of (i) convertible debentures in an aggregate principal amount up to $3,000,000 (collectively, the “Convertible Debentures”) which are convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $.001 per share (the “Common Stock”), and (ii) warrants (the “Warrants”) to purchase 1,500,000 shares of Common Stock (the “Warrant Shares”). The initial closing of the Agreement occurred on January 3, 2008, at which time the Company sold to YA Global $2 million of the Debentures and the Warrants, and on June 12, 2008 the Company exercised its option to sell and issue to YA Global an additional $1 million of the Debentures.

Issuance of Common Shares for Installment Payment

On August 10, 2010, per the terms of the Letter Amendment Agreement with YA Global Investments, L.P. dated July 19, 2010, the Company issued 59,724 shares of restricted common stock, representing $7,764 of the $42,000 installment amount due August 1, 2010 as a reduction of outstanding debt obligation.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of June 30, 2010 we owned approximately 15 issued patents, including two issued U.S. patents and thirteen issued foreign patents.   Also as of June 30, 2010 we had approximately 42 pending patent applications, including approximately 16 pending U.S. patent applications and approximately 26 pending foreign patent applications.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Results of Operations for the Three Month Periods Ended June 30, 2010 and June 30, 2009

Revenue

        We have not generated any revenues from operations from our inception.

Costs and Expenses

From our inception through June 30, 2010, we have incurred losses of $29,904,812. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs, professional services and interest expense.

For the three months ending June 30, 2010, Sales, General and Administrative expenses (“SG&A”) were $1,226,835, an increase of $406,877, or approximately 50%, compared to SG&A expenses of $819,958 during the three months ended June 30, 2009.  The increase is due to higher costs for non-cash compensation. For the three months ended June 30, 2010, this amount consisted primarily of non-cash compensation of $630,979, research and development costs of $129,776, payroll and related expenses of $239,571, legal and accounting fees of $95,416, consulting and professional fees of $31,569 and insurance costs of $41,515.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $6,250 for the three months ended June 30, 2010, a decrease of $25,000 or approximately 80% compared to financing costs of $31,250 during the three months ended June 30, 2009.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds were amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $495,159 for the three months ended June 30, 2010, a decrease of $38,007 or approximately 7% compared to interest expense of $533,166 for the three months ended June 30, 2009. Interest expense decreased during the six months ended June 30, 2010 mostly due to the redemption premium expense on YA Global Investments, L.P.’s call option being fully amortized in the fourth quarter of 2009.

The Company expects interest expense to remain flat during the coming quarters.

Net Gain

Our net gain for the three months ended June 30, 2010 was $1,181,363 or $0.08 per share, an increase of $3,210,002 or approximately 158% compared to a net loss of $2,028,639 for the three months ended June 30, 2009.  In addition to the year over year variances described above, the net gain was primarily due to a gain in the three month period ending June 30, 2010 of $2,909,607 which was due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to unaudited condensed consolidated financial statements, June 30, 2010 – Derivative Liabilities).

Results of Operations for the Six Month Periods Ended June 30, 2010 and June 30, 2009

Revenue

        We have not generated any revenues from operations from our inception.

Costs and Expenses

For the six months ending June 30, 2010, Sales, General and Administrative expenses (“SG&A”) were $2,116,673, an increase of $451,805, or approximately 27%, compared to SG&A expenses of $1,664,868 during the six months ended June 30, 2009.  The increase is due to higher costs for non-cash compensation. For the six months ended June 30, 2010, this amount consisted primarily of non-cash compensation of $894,014, research and development costs of $296,989, payroll and related expenses of $482,830, legal and accounting fees of $196,794, consulting and professional fees of $62,891 and insurance costs of $82,062.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $15,625 for the six months ended June 30, 2010, a decrease of $46,875 or approximately 75% compared to financing costs of $62,500 during the six months ended June 30, 2009.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds were amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $981,308 for the six months ended June 30, 2010, a decrease of $84,450 or approximately 8% compared to interest expense of $1,065,758 for the six months ended June 30, 2009. Interest expense decreased during the six months ended June 30, 2010 mostly due to the redemption premium expense on YA Global Investments, L.P.’s all option being fully amortized in the fourth quarter of 2009.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the six months ended June 30, 2010 was $2,144,839 or $0.15 per share, a decrease of $2,024,847 or approximately 49% compared to a net loss of $4,169,686 for the six months ended June 30, 2009.  In addition to the year over year variances described above, the decrease in net loss was primarily due to a gain in the six month period ending June 30, 2010 of $968,767 which was due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to unaudited condensed consolidated financial statements, June 30, 2010 – Derivative Liabilities).

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

Product Research and Development

We incurred expenses of $296,989 for the six month period ended June 30, 2010 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $345,241 for the six months ended June 30, 2009. From our inception in October 2002, we have spent $3,715,808 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through June 30, 2010, we had no revenues from any product sales, royalties or licensing fees and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, we had current assets of $18,569 consisting of cash and cash equivalents of $0, and prepaid assets and other current assets of $18,569. Also, at June 30, 2010, we had current liabilities of $5,164,406 consisting of cash overdrafts, accounts payable and accrued liabilities of $1,682,538, notes payable of $3,000,000, redemption option liability of $300,000 and the current portion of the derivative liability of $181,868. This resulted in working capital deficit of $5,145,837. During the six months ended June 30, 2010 and 2009, we used cash in operating activities of $280,309 and $1,684,246, respectively. From the date of inception (October 30, 2002) to June 30, 2010, we had a net loss of $29,904,812 and used cash of $16,376,202 in operating activities. We met our cash requirements from our inception (October 30, 2002) through June 30, 2010 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to June 30, 2010, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  We currently need additional financing to fund our immediate operating expenses.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We currently have $9,468,889 in notes payable, of which $3,000,000 is current and payable on June 30, 2010.  The remaining balance of $6,468,889 will mature in 2013 and beyond.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended June 30, 2010. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

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

Accounting for Derivative Instruments and Hedging

 In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The effect of this guidance is described in Note 5 to unaudited condensed consolidated financial statements, June 30, 2010.

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (described below) which has not been fully remediated as of June 30, 2010, we have concluded that as of June 30, 2010, our disclosure controls and procedures were ineffective.

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

During the three months ending June 30, 2010 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of June 30, 2010.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures Sold For Accrued Interest

Note Issued To YA Global Investments, L.P. For Accrued Interest

On June 30, 2010, per the terms of the amended Securities Purchase Agreement with YA Global Investments L.P., the Company issued two 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $75,000 in interest accrued during the three months ended June 30, 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Note Issued To Funds Managed by Brencourt Advisors, LLC For Accrued Interest

On June 30, 2010, per the terms of the amended Securities Purchase Agreement with Funds Managed by Brencourt Advisors, LLC the Company issued four 0% interest convertible debentures with a five year term of exercise and a conversion price of $0.30 per share, subject to adjustment, as payment of an aggregate of $125,000 in interest accrued during the three months ended June, 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2010.

IR BioSciences Holdings, Inc.

Date: August 23, 2010	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer