Form 10-Q
period 2010-09-30
IR BIOSCIENCES HOLDINGS INC
filed 2010-11-22
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of Registrant's common stock as of November 22, 2010 was 17,082,963.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

Table Of Contents

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-1
	Condensed Consolidated Statements of Losses for the Three and Nine Months Ended September 30, 2010 and 2009, and for the Period of Inception (October 30, 2002) to September 30, 2010 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders' Deficit from Date of Inception (October 30, 2002) to September 30, 2010 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the Period of Inception (October 30, 2002) to September 30, 2010 (unaudited)	F-19
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-21

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	RESERVED	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	14

Signatures		15

ITEM 1. FINANCIAL STATEMENTS
IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of September 30, 2010 (unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets

Cash and cash equivalents	$-	$280,309
Prepaid services and other current assets (note 1)	4,819	68,347

Total current assets	4,819	348,656

Deposits and other assets (note 1)	-	7,693

Furniture and equipment, net of accumulated depreciation of
$95,614 and $89,130, respectively (note 2)	22,713	29,197

Total assets	$27,532	$385,546

Liabilities and Stockholders' Deficit

Current liabilities
Cash overdraft	$29,464	$-
Accounts payable and accrued liabilities (note 3)	2,076,860	785,501
Current portion of notes payable (note 4)	-	2,000,000
Redemption option liability	300,000	300,000

Total current liabilities	2,406,324	3,085,501

Derivative liability (note 5)	1,679,670	2,256,200
Notes payable, net of discount of $360,160 and $3,006,498, respectively (note 4)	3,103,735	4,062,391

Total liabilities	7,189,729	9,404,092

Commitments and contingencies	-	-

Redeemable Preferred Stock, net (note 6)	5,919,000	-

Stockholders' deficit (note 6)
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
17,082,963 shares and 13,630,857 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	17,082	13,630
Additional paid-in capital	19,596,525	18,717,575
Common stock subscribed (note 6)	-	10,222
Deficit Accumulated during the development stage	(32,694,804)	(27,759,973)
Total stockholder's deficit	(13,081,197)	(9,018,546)

Total liabilities and stockholders' deficit	$27,532	$385,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Losses
For the three and nine months ended September 30, 2010 and 2009
Period of Inception (October 30, 2002) to September 30, 2010
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	Months Ended	Months Ended	from Inception
	September 30,	September 30,	September 30,	September 30,	(October 30, 2002) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	341,402	743,383	2,458,075	2,408,251	26,694,452
Merger fees and costs	-	-	-	-	350,000
Impairment of intangible asset	-	-	-	-	6,393
Total operating expenses	341,402	743,383	2,458,075	2,408,251	27,050,845

Operating loss	(341,402)	(743,383)	(2,458,075)	(2,408,251)	(27,050,845)

Other expense:
Cost of penalty for late registration of shares	-	-	-	-	2,192,160
(Gain) loss from change in fair value of derivative liability	(2,977,923)	1,706,401	(3,946,690)	3,082,961	(7,609,312)
Loss on extinguishment of debt	5,187,456	-	5,187,456	-	5,187,456
Financing cost	-	31,250	15,625	93,750	410,000
Interest expense, net	243,270	543,122	1,224,578	1,608,880	5,457,324

Total other expense	2,452,803	2,280,773	2,480,969	4,785,591	5,637,628

Loss before income taxes	(2,794,205)	(3,024,156)	(4,939,044)	(7,193,842)	(32,688,473)

Provision for income taxes	4,213	-	4,213	-	(6,331)

Net loss before accretion of preferred discount	$(2,789,992)	$(3,024,156)	$(4,934,831)	$(7,193,842)	$(32,694,804)

Accretion of preferred discount	(244,405)	-	(244,405)	-	(244,405)

Net loss attributable to common shareholders	(3,034,397)	(3,024,156)	(5,179,236)	(7,193,842)	(32,939,209)

Net loss per share - basic and diluted	$(0.17)	$(0.23)	$(0.32)	$(0.55)	$(3.83)

Weighted average shares outstanding -
basic and diluted	16,831,271	13,201,148	15,354,523	13,114,131	8,534,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From Date of Inception (October 30, 2002) to September 30, 2010
(Unaudited)
(Continued)

	Common Stock Shares	Amount	Paid-In Capital	Additional Deferred Compensation	Stock Subscribed	Common Accumulated Deficit	Total
Common stock issued for consulting services performed December 2009 at $0.23 per share, previously accrued	44,444	44	10,178	-	(10,222)	-	-

Common stock issued for consulting services performed January 2010 at $0.23 per share, previously accrued	44,444	44	10,178	-	(10,222)	-	-

Common stock issued for consulting services performed in March and April 2010 at $0.31 per share	735,000	735	227,115	-	-	-	227,850

Common stock issued for consulting services performed in March and April 2010 at $0.34 per share	420,000	420	142,380	-	-	-	142,800

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	26,961	27	9,140	-	-	-	9,167

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed March to May 2010 at $0.30 per share	500,000	500	149,500	-	-	-	150,000

Value of options issued to consultants in Aug 2009	-	-	2,917	-	-	-	2,917

Value of options issued to employees in Aug 2009	-	-	5,000	-	-	-	5,000

Value of options issued to Officers and Directors in Aug 2009	-	-	75,833	-	-	-	75,833

Value of options issued to Officers and Directors in May 2010	-	-	7,212	-	-	-	7,212

Loss for the three months ended June 30, 2010	-	-	-	-	-	1,181,363	1,181,363

Balance at June 30, 2010	15,931,706	$15,930	$19,619,511	$-	$-	$(29,904,812)	$(10,269,371)

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit)
From date of inception (October 30, 2002)  to September 30, 2010
(Continued)

Common stock issued for optional conversion of principal of outstanding notes in July 2010 at $0.1048 per share	780,534	781	81,019	-	-	-	81,800

Common stock issued as partial payment for installment payment of principal of outstanding notes in August 2010 at $0.13 per share	59,724	60	7,704	-	-	-	7,764

Common stock issued as partial payment for installment payment of principal of outstanding notes in August 2010 at $0.13 per share	263,353	263	33,973	-	-	-	34,236

Common stock issued as partial payment for installment payment of principal of outstanding notes in September 2010 at $0.13 per share	47,646	48	6,146	-	-	-	6,194

Value of options issued to Officers and Directors in May 2010	-	-	1,803	-	-	-	1,803

Reclassification from conversion options liability to equity	-	-	90,774	-	-	-	90,774

Accretion of preferred discount	-	-	(244,405)	-	-	-	(244,405)

Loss for the three months ended September 30, 2010	-	-	-	-	-	(2,789,992)	(2,789,992)

Balance at September 30, 2010	17,082,963	$17,082	$19,596,525	$-	$-	$(32,694,804)	$(13,081,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to September 30, 2010
(Unaudited)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	from Inception
	September 30	September 30	(October 30, 2002) to
	2010	2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(4,934,831)	$(7,193,842)	$(32,694,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	895,817	100,164	8,313,365
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
Loss from the extinguishment of debt	5,187,455	-	5,187,455
Change in fair value of derivative liability	(3,946,689)	3,082,961	(7,609,311)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	400,000	600,000	1,774,880
Amortization of discount on notes payable	675,411	799,907	3,293,055
Redemption Option Liability	-	225,000	300,000
Depreciation and amortization	6,484	10,937	89,221
Changes in operating assets and liabilities:
Cash overdraft	29,464	-	29,464
Increase in deposits	7,693	(315)	2,510
Decrease in prepaid services and other assets	63,527	139,856	287,671
Increase/(Decrease) in accounts payable and accrued expenses	1,335,360	(134,560)	2,366,614

Net cash used in operating activities	(280,309)	(2,369,892)	(16,376,202)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,500)	(86,577)

Net cash used in investing activities	-	(1,500)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	-	-	9,668,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	-	-	16,462,779

Net increase (decrease) in cash and cash equivalents	(280,309)	(2,371,392)	-

Cash and cash equivalents at beginning of period	280,309	3,158,226	-

Cash and cash equivalents at end of period	$-	$786,834	$-

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009,
And For the Period of Inception (October 30, 2002) to September 30, 2010
(Unaudited)
(Continued)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	from Inception
	September 30	September 30	(October 30, 2002) to
	2010	2009	September 30, 2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$127,051

Taxes	$-	$-	$8,115

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Stock issued as commission for equity fundraising	$-	$-	$125,483

Accretion of discount on redeemable preferred stock	$244,405	-	$244,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 and as amended on April 30, 2010.

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
SEPTEMBER 30, 2010
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

A summary of option activity under the Company’s stock option plan as of September 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,812,403	$1.78
Issued	65,000	0.27
Exercised	-	-
Forfeited or expired	339,776	6.93
Outstanding at September 30, 2010	2,537,627	$1.05

Non-vested at September 30, 2010	24,375	$0.27
Exercisable at September 30, 2010	2,513,252	$1.06

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options was $5,409.  The total fair value of options vested during the three months ended September 30, 2010 was $1,803.

Interim financial statements

The accompanying balance sheet as of September 30, 2010, the statements of operations for the three- and nine- months ended September 30, 2010 and 2009, and for the period of inception (October 30, 2002) to September 30, 2010, and the statements of cash flows for the nine months ended September 30, 2010 and 2009, and from the period of inception (October 30, 2002) to September 30, 2010 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

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

Prepaid services and other current assets

Prepaid services and other current assets at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Prepaid monitoring fees	$-	$15,625
Prepaid insurance	3,680	46,472
Prepaid software	-	6,250
Salary advance	1,139	-
Total prepaid services and other current assets	$4,819	$68,347

Deposits and other assets

The Company had no deposits as of the nine month period ending September 30, 2010.  The balance for the period ending December 31, 2009 consists of a deposit on leased office space in the amount of $7,693.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the nine months ended September 30, 2010 or during the nine months ended September 30, 2009.

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
SEPTEMBER 30, 2010
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

Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $6,484 and $10,937, respectively. The amount depreciated from the date of inception (October 30, 2002) through September 30, 2010 was $87,194.  Company’s furniture and equipment consists of the following:

	September 30, 2010	December 31, 2009
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	28,600
Licensed Proprietary Rights	9,250	9,250
	118,327	118,327
Accumulated Depreciation and Amortization	(95,614)	(89,130)
	$22,713	$29,197

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 3 - Accounts Payable And Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Accounts payable and accrued liabilities	$1,899,022	$716,029
Accounts payable - Pre-merger	34,926	34,926
Interest payable	109,392	3,215
Credit cards	30,324	28,131
State income tax payable	3,200	3,200
	$2,076,864	$785,501

Note 4 - Notes Payable

Amendment to Notes Issued To YA Global Investments, L.P.

On July 19, 2010 the Company and YA Global Investments, L.P. (“YA Global”) entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 totaling $3,000,000, $2,000,000 and $1,000,000, respectively.  The debentures per the agreement are amended to: (i) extend the maturity dates to December 31, 2011; (ii) increase the annual interest rate from ten percent (10.0%) to thirteen percent (13.0%); (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the conversion price of the debentures to a range between $0.13 and $0.45; and, (v) require the Company pay a monthly installment amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  In addition, the exercise price of warrants that were issued to YA Global was reduced to a range between $0.13 and $0.45.

Per the agreement, the conversion price of the $2,000,000 note prior to the occurrence of any triggering event will be $0.13 for the first $1,500,000 converted and $0.17 for the remaining $500,000 converted.  The conversion price of the $1,000,000 note prior to the occurrence of any triggering event has been reduced to be $0.17 for the first $500,000 converted and $0.22 for the remaining $500,000 converted.  For both notes, following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

With regard to the $42,000 monthly installment payment, the Company shall pay to the holder by converting the installment amount into shares of common stock of the Company at the lowest conversion price then available, provided that there is not an equity conditions failure and volume limitations, based on the prior 20 trading days, allow.  Any amount in excess of the volume limitation must be paid in cash unless this restriction is waived for that period.  The Company may, at its option following notice to the holder, redeem such installment amount in cash or by any combination of both.  Further, so long as no event of default has occurred and is continuing and the Company has paid to the holder all prior installment amounts, the Holder agrees to not convert any portion of this debenture during the calendar month immediately following the applicable installment date.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Amendment, Restatement and Consolidation of 0% Interest Notes Issued To YA Global Investments, L.P.

Furthermore, on July 19, 2010 the Company and YA Global entered into an agreement to amend, restate and consolidate into one debenture all 0% interest convertible debentures previously issued quarterly to YA Global beginning September 30, 2008 through June 30, 2010.  The total principal due under the secured convertible note is $593,888 with an annual interest rate of 13.0% and maturing on December 31, 2011.  The conversion price of the note prior to the occurrence of any triggering event will be $0.25 for the first $143,888 converted, $0.30 for the next $75,000 converted, $0.35 for the following $75,000 converted and $0.45 for the remaining $300,000 converted.  Following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

Exchange of Notes Issued To Funds Managed by Brencourt Advisors, LLC For Preferred Stock

On September 15, 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC (“Brencourt”) to exchange notes held by Brencourt totaling $5,875,000 and $41,667 of accrued interest for shares of Series A Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) Secured Convertible Debentures, as amended totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A Convertible Preferred Stock.  In addition, the exercise price of warrants that were issued to funds managed by Brencourt was reduced to $0.30.

As of September 30, 2010 and December 31, 2009 notes payable consist of:

	September 30, 2010	December 31, 2009
YA Global Investments, L.P. Debentures	$2,870,006	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	593,889	443,889
Brencourt Advisors, LLC Debentures	-	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	-	625,000
Less: Debt discount	(360,160)	(3,006,498)
Total note payable	3,103,735	6,062,391
Less: current portion of notes payable	-	2,000,000
Total long term portion of notes payable	$3,103,735	$4,062,391

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Aggregate maturities of notes payable as of September 30, 2010 are as follows:

For the twelve months ended September 30,	Amount
2011	3,463,895
2012	-
2013	-
2014	-
2015	-
$3,463,895

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

In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $1,679,670 related to the debenture conversion feature and warrants is included in our condensed consolidated balance sheet as of September 30, 2010. During the three and nine months ended September 30, 2010, we recorded a gain of $2,977,923 and $3,946,690, respectively, related to the change in fair value of the debenture conversion feature, warrants, and convertible preferred stock.

During the three months ended September 30, 2010, the Company amended some of the debentures which contain conversion features (see note 4) and converted the remaining debentures into preferred common stock (see note 6), this resulted in a loss on extinguishment of debt in the amount of $5,187,456, of which $2,470,161 was attributable to the derivative liability that resulted from the debenture conversion feature, warrants and convertible preferred stock.  Pursuant to the terms of the agreement, the Company issued 5,919 shares of convertible preferred stock in exchange for the settlement of convertible debentures in the aggregate amount of $5,875,000 and accrued interest in the amount of $44,000.  The issuance of the convertible preferred stock resulted in a beneficial conversion feature in the amount of $244,405, which was charged to operations during the three months ended September 30, 2010.  Pursuant to the terms of the amended convertible debenture agreements, the Company recorded a discount to the convertible debentures in the amount of $455,284 (see note 4).  The Company also reclassified $129,994 debentures conversion options from derivative liability to Additional paid-in capital with a fair value at the time of conversion of $90,774, which resulted from the principal payments on the convertible debentures.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In accordance to the Accounting for Derivative Instruments and Hedging, the Company is required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The other liabilities recorded at fair value in the balance sheet as of September 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$1,679,670	$1,679,670
Total	$-	$-	$1,679,670	$1,679,670

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,256,200
Add: Fair value of notes issued in the 1st Quarter	200,000
Loss in change in fair value	1,940,840
Ending balance as of March 31, 2010	$4,397,040
Add: Fair value of notes issued in the 2nd Quarter	91,084
Gain in change in fair value	(2,909,607)
Ending balance as of June 30, 2010	$1,578,517
Loss on extinguishment of debt	2,470,161
Fair value of discount on amended notes	455,284
Expense of discount generated by preferred stock	244,405
Reclassification from liability to equity treatment	(90,774)
Gain in change in fair value	(2,977,923)
Ending balance as of September 30, 2010	$1,679,670

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

September 30,
2010
Expected volatility	164.62%
Expected life (years)	5
Risk free interest rate	0.19% to 1.17%
Forfeiture rate	-
Dividend rate	-

Note 6 - Equity

Preferred Stock

On July 13, 2010 the Company filed a Certificate of Designation with the Secretary of State of Delaware providing for the issuance of up to 100,000 shares of a series of preferred stock for cash or exchange of other securities, rights or property and to fix and determine the designations, powers, rights, preferences, restrictions, qualifications, limitations and other matters relating to such series of preferred stock.  The series of preferred stock was designated as the Company’s Series A 5% Convertible Preferred Stock and the number of shares designated shall be up to 100,000.  Each share of Preferred Stock shall have a par value of $.001 per share and a stated value equal to $1,000.  Holders shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the original issue date in duly authorized, validly issued, fully paid and nonassessable shares of Series A 5% Convertible Preferred Stock.  The Preferred Stock shall have no voting rights.  Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock (subject to certain limitations) determined by dividing the stated value of such share of preferred stock by the conversion price of $0.30, (subject to certain adjustments).

Exchange of Notes Issued To Funds Managed by Brencourt Advisors, LLC For Preferred Stock

On September 15, 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC (“Brencourt”) to exchange notes and accrued interest totaling $5,916,667 for shares of Series A 5% Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) secured convertible debentures, as amended, totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A 5% Convertible Preferred Stock.   Pursuant to this agreement, on September 17, 2010 the Company issued an aggregate of 5,919 shares of Series A 5% Convertible Preferred Stock to three funds managed by Brencourt Advisors, LLC.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

Issuance of Common Shares for Conversion of Principal to YA Global Investments, L.P.

On July 1, 2010, the Company issued to YA Global Investments, L.P. (“YA Global”) 780,534 shares of common stock for the partial conversion of principal of a $2,000,000 10% senior secured convertible debenture dated January 3, 2008, as amended, held by YA Global.  The conversion price was equal to $0.1048 per share and the fair value of the principal converted was $81,800.

Issuance of Common Shares to YA Global Investments, L.P. for Installment Payment of Principal

On July 19, 2010 the Company and YA Global entered into an agreement to amend secured convertible debentures held by YA Global. Per the agreement, the Company is required pay a monthly installment amount of $42,000 in cash, common shares or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  The $42,000 monthly installment payment shall be made by converting the installment amount into shares of common stock of the Company at the lowest conversion price then available, provided volume limitations, based on the prior 20 trading days, are not exceeded and that there is not an equity conditions failure.  Any amount in excess of the volume limitation must be paid in cash unless this restriction is waived for that period.  The Company may, at its option following notice to the holder, redeem such installment amount in cash or by any combination of both.

On August 10, 2010 the Company issued to YA Global 59,724 shares of common stock with a fair value of $7,764 for the partial payment of the total $42,000 installment amount due for August 2010.

On September 1, 2010 the Company issued to YA Global 263,353 shares of common stock with a fair value of $34,236 for the remaining balance of the installment payment due for August 2010.

On September 8, 2010 the Company issued to YA Global 47,646 shares of common stock with a fair value of $6,194 for the partial payment of the total $42,000 installment amount due for September 2010.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Options

In May 2010, the Company issued options to purchase 65,000 shares of common stock to its officers and directors.  Options vest 50% in 30-days and the balance in twelve month equal monthly installments beginning June 2010.  The Company valued these options at $14,424.  This amount will be charged to operations as the options vest.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan September 30, 2010.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-0.49	1,222,500	8.56	$0.10-0.49	1,198,125	8.64
0.50-1.00	41,735	5.30	0.50-1.00	41,735	5.30
1.01-2.00	957,000	6.43	1.01-2.00	957,000	6.43
2.01-2.99	316,292	0.94	2.01-2.99	316,292	0.94
3.00-5.00	100	0.20	3.00-5.00	100	0.20

	2,537,627	6.75		2,513,252	6.77

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,812,403	$1.78
Granted	65,000	0.27
Exercised	-	-
Expired/Forfeit	339,776	6.93
Outstanding at September 30, 2010	2,537,627	$1.05

Non-vested at September 30, 2010	24,375	$0.27
Exercisable September 30, 2010	2,513,252	$1.06

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options was $5,409.  The total fair value of options vested during the three months ended September 30, 2010 was $1,803.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Risk-free interest rate at grant date	0.74%	1.48%
Expected stock price volatility	129.72%	347.95 – 349.02%
Expected dividend payout	-	-
Expected option life-years	5	3 to 10

Warrants

The Company issued no warrants during the three months ended September 30, 2010.

Amendment to Warrants Issued To YA Global Investments, L.P.

On July 19, 2010 the Company and YA Global Investments, L.P. (“YA Global”) entered into an agreement to amend secured convertible debentures held by YA Global.  As part of the agreement, the exercise price of 1,500,000 warrants that were previously issued to YA Global were reduced to a range between $0.13 and $0.45.  The exercise prices of the warrants were reduced as follows: $0.13 for the first 375,000 warrants; $0.20 for the next 375,000 warrants; $0.35 for the following 375,000 warrants; and, $0.45 for the remaining 375,000 warrants.

Amendment to Warrants Issued To Funds Managed by Brencourt Advisors, LLC

On September 15, 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC (“Brencourt”) to exchange notes held by Brencourt for shares of Series A Convertible Preferred Stock.  As part of the agreement, the exercise price of an aggregate of 2,500,000 warrants that were issued to funds managed by Brencourt was reduced to $0.30.

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.50-1.00	4,000,000	2.94	$0.50-1.00	4,000,000	2.94
$1.25-2.20	96,875	1.51	$1.25-2.20	96,875	1.51
$2.30-5.60	1,816,229	1.19	$2.30-5.60	1,816,229	1.19
	5,913,104	2.38		5,913,104	2.38

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2009	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	14,331	2.40
Outstanding at June 30, 2010	5,913,104	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2010	5,913,104	$1.16

IR BIOSCIENCES HOLDINGS, INC.  AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 7 - Subsequent Events

Issuance of PreferredShares for Dividend Payment

On October 8, 2010, per the terms of the Securities Exchange  Agreement with Brencourt Advisors, L.P. dated July 30, 2010, the Company issued 52 shares of Series A Preferred Stock as  payment of quarterly dividends due on October 1, 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Private Placement of Series A Promissory Note

Effective October 28, 2010, we entered into a series of unsecured Senior Promissory Notes in the aggregate principal amount of $150,000 (the “Notes”).  Following the payment of commissions and expenses, the company received net proceeds of approximately $150,000.  The outstanding principal amount of the Notes, plus interest at the rate of 25% per annum, is payable in cash on February 25, 2011 (See Item 5 – Entry into a Material Definitive Agreement).

Delinquency of YA Global monthly Installment Payments

Installment Payments for debt reduction to YA Global of $42,000 each are outstanding for  October 1, 2010 and November 1, 2010 respectively.  We are in discussions with YA Global on a proposal to remedy these delinquencies along with $36,802 still payable from September 1, 2010.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of September 30, 2010 we owned approximately 16 issued patents, including three issued U.S. patents and thirteen issued foreign patents.   Also as of September 30, 2010 we had approximately 43 pending patent applications, including approximately 14 pending U.S. patent applications and approximately 29 pending foreign patent applications.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Research and Development

Research partners have continued to provide research services to IRBS during the quarter ending September 30, 2010.   Studies underway at academic, corporate and government laboratories within the US and abroad have provided, at no additional expense to ImmuneRegen, additional insights into Homspera activity and potential clinical utility. These activities continue unabated as they are stimulated by the interests of the outside investigators and funding of this work (except for the providing of Homspera) is provided by the investigators’ institutions.

University of Rochester

Recent work performed by research groups under the direction of Dr. Jacob Finkelstein, professor in the departments of Pediatrics, Radiation Oncology and Environmental Medicine at the University of Rochester Medical School, Rochester, N.Y., has looked at the effect of Homspera to mitigate the acute and chronic impact of ionizing radiation and neonatal hyperoxemia on pulmonary structure and function. These results, while preliminary, will underpin ImmuneRegen’s orphan product designation application for Homspera.

Dr. Finkelstein is a co-director at The University’s Center for Biophysical Assessment and Risk Management Following Irradiation (CBARMFI), which exists to bring together the knowledge, technologies, and effort of a multidisciplinary, international team of scientific personnel in order to develop medical countermeasures to radiological terrorism. The Center housed at the University of Rochester is one of 8 NIH/NIAID funded centers throughout the United States. In August 2010, the National Institute of Health / National Institute of Allergy and Infectious Disease awarded the University of Rochester Medical Center (URMC), a $15 million five-year, continuation grant for studies that utilize ImmuneRegen's Homspera.  This grant  followed an initial grant of $21 million in 2005 to the University to become part of a national research network - the Centers for Medical Countermeasures Against Radiation.

National Cancer Institute, NIH

            Based on initial findings of Homspera activity,  researchers at the National Institute of Health (NIH) / National Cancer Institute (NCI) are evaluating Homspera’s effect on mucosal immunity in an effort to further define the mechanisms that make Homspera an effective vaccine adjuvant.

Scancell

Scancell Holdings Plc, a UK based developer of therapeutic cancer vaccines, is performing follow-up studies designed to optimize the effects of Homspera in enhancing the next generation of Scancell’s cancer vaccines.

Radboud University Nijmegen Medical Centre

Investigators have instituted studies looking at activity in new and innovative cancer vaccine paradigms using Homspera at the Nijmegen Centre for Molecular Life Sciences, Radboud University Nijmegen Medical Centre, a leading academic centre with expertise in medical science and healthcare in the Netherlands.

Results of Operations for the Three Month Periods Ended September 30, 2010 and September 30, 2009

Revenue

We have not generated any revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2010, we have incurred losses of $32,694,804. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs, professional services and interest expense.

For the three months ending September 30, 2010, Sales, General and Administrative expenses (“SG&A”) were $341,402, a decrease of $401,981, or approximately 54%, compared to SG&A expenses of $743,383 during the three months ended September 30, 2009.  The decrease is due to lower costs for research and development, legal and accounting fees and consulting and professional fees. For the three months ended September 30, 2010, this amount consisted primarily of payroll and related expenses of $217,283, legal and accounting fees of $37,685, consulting and professional fees of $14,835 and insurance costs of $40,033.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $0 for the three months ended September 30, 2010, a decrease of $31,250 or approximately 100% compared to financing costs of $31,250 during the three months ended September 30, 2009.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds were amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $243,270 for the three months ended September 30, 2010, a decrease of $299,852 or approximately 55% compared to interest expense of $543,122 for the three months ended September 30, 2009. Interest expense decreased during the three months ended September 30, 2010 mostly due to the redemption premium expense on YA Global Investments, L.P.’s call option being fully amortized in the fourth quarter of 2009.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the three months ended September 30, 2010 was $2,794,205 or $0.17 per share, a decrease of $229,951 or approximately 8% compared to a net loss of $3,024,156 for the three months ended September 30, 2009.  In addition to the year over year variances described above, the net loss was primarily due to a loss in the three month period ending September 30, 2010 on the extinguishment of debt in the amount of $5,187,456 that was partially offset by a gain of $2,977,923 due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to unaudited condensed consolidated financial statements, September 30, 2010 – Derivative Liabilities).

Results of Operations for the Nine Month Periods Ended September 30, 2010 and September 30, 2009

Revenue

        We have not generated any revenues from operations from our inception.

Costs and Expenses

For the nine months ending September 30, 2010, Sales, General and Administrative expenses (“SG&A”) were $2,458,075, an increase of $49,824, or approximately 2%, compared to SG&A expenses of $2,408,251 during the nine months ended September 30, 2009.  The increase is primarily due to higher costs for non-cash compensation. For the nine months ended September 30, 2010, this amount consisted primarily of non-cash compensation of $895,817, research and development costs of $298,375, payroll and related expenses of $700,113, legal and accounting fees of $231,980, consulting and professional fees of $77,726 and insurance costs of $122,094.

The Company expects SG&A to remain flat during the coming twelve months.

Financing Cost

Financing costs were $15,625 for the nine months ended September 30, 2010, a decrease of $78,125 or approximately 83% compared to financing costs of $93,750 during the nine months ended September 30, 2009.  The Company deposited cash in the amount of $250,000 held in escrow pursuant to the Securities Purchase Agreements with YA Global Investments, L.P. that were entered into in January 2008 and June 2008, of which $175,000 was placed into escrow on January 3, 2008 and an additional $75,000 was placed into escrow on June 12, 2008. These funds were amortized on a straight-line basis over a 24 month period.  Prior to December 31, 2008, these costs were captured in SG&A expenses.

The Company expects no significant increase to financing costs during the coming twelve months.

Interest Expense (net)

Interest expense (net) was $1,224,578 for the nine months ended September 30, 2010, a decrease of $384,302 or approximately 24% compared to interest expense of $1,608,880 for the nine months ended September 30, 2009. Interest expense decreased during the nine months ended September 30, 2010 mostly due to the redemption premium expense on YA Global Investments, L.P.’s all option being fully amortized in the fourth quarter of 2009.

The Company expects interest expense to remain flat during the coming quarters.

Net Loss

Our net loss for the nine months ended September 30, 2010 was $4,934,831 or $0.32 per share, a decrease of $2,259,011 or approximately 31% compared to a net loss of $7,193,842 for the nine months ended September 30, 2009.  In addition to the year over year variances described above, the decrease in net loss for the nine months ended September 30, 2010 was primarily due to a gain of $3,946,690 due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 5 of the Notes to unaudited condensed consolidated financial statements, September 30, 2010 – Derivative Liabilities).

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

Product Research and Development

We incurred $298,375 in expenses for the nine month period ended September 30, 2010 in research and development activities related to the development of Homspera, Radilex and Viprovex versus expenses of $479,310 for the nine months ended September 30, 2009. From our inception in October 2002, we have spent $3,715,808 on research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies. Significant costs relating to research and development, such as compensation for Dr. Siegel, have been classified in officers’ salaries for consistency of financial reporting.

Research partners have continued to provide research services to IRBS during the quarter ending September 30, 2010.   Studies underway at academic, corporate and government laboratories within the US and abroad have provided, at no additional expense to ImmuneRegen, additional insights into Homspera activity and potential clinical utility. These activities continue unabated as they are stimulated by the interests of the outside investigators and funding of this work (except for the providing of Homspera) is provided by the investigators’ institutions.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through September 30, 2010, we had no revenues from any product sales, royalties or licensing fees and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, we had current assets of $4,819 consisting of cash and cash equivalents of $0, and prepaid assets and other current assets of $4,819. Also, at September 30, 2010, we had current liabilities of $2,406,324 consisting of cash overdrafts of $29,464, accounts payable and accrued liabilities of $2,076,860 and redemption option liability of $300,000. This resulted in working capital deficit of $2,401,505. During the nine months ended September 30, 2010 and 2009, we used cash in operating activities of $280,309 and $2,369,892, respectively. From the date of inception (October 30, 2002) to September 30, 2010, we had a net loss of $32,939,209 and used cash of $16,376,202 in operating activities. We met our cash requirements from our inception (October 30, 2002) through September 30, 2010 via the private placement of $7,889,151 of our common stock and $8,573,628 from the issuance of notes payable, net of repayments.

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

Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. During the period from October 2002 to September 30, 2010, we were able to obtain financing of $17,557,526 from the private placements of our securities (which resulted in net proceeds to us of $16,462,779). In January 2008 we sold $2 million in secured convertible debentures which resulted in net proceeds to us of $1,815,000.  In June 2008 we sold an additional $1 million of the secured convertible debentures as per the terms of the securities purchase agreement with YA Global Investments L.P. In August 2008 we sold $5 million in secured convertible debentures to a group of funds managed by Brencourt Advisors LLP.  We currently need additional financing to fund our immediate operating expenses.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, it would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We currently have $3,463,895 in notes payable, of which $0 is current and payable on September 30, 2010 and which will mature on December 31, 2011.  We also have a balance of $35,806 for the September 1, 2010 Installment Payment to YA Global which is past due as of September 30, 2010.  We are in discussions with YA Global to remedy this delinquency.

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

Acquisition or Disposition of Plant and Equipment

We did not dispose or acquire any significant property, plant or equipment during the quarter ended September 30, 2010. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months.

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

Accounting for Derivative Instruments and Hedging

 In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The effect of this guidance is described in Note 5 to unaudited condensed consolidated financial statements, September 30, 2010.

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

As of the end of the period covered by this Quarterly Report on form 10-Q, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (described below) which has not been fully remediated as of September 30, 2010, we have concluded that as of September 30, 2010, our disclosure controls and procedures were ineffective.

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

During the three months ending September 30, 2010 we continued to evaluate our internal control documentation.  Although we made progress towards remediation of the deficiencies giving rise to the material weakness, we are unable to conclude that the material weakness described above was remediated as of September 30, 2010.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Stock

Convertible Preferred Stock Issued in Exchange of Notes

On September 15, 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC (“Brencourt”) to exchange notes and accrued interest totaling $5,916,667 for shares of Series A 5% Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) secured convertible debentures, as amended, totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A 5% Convertible Preferred Stock.   Pursuant to this agreement, on September 17, 2010 the Company issued an aggregate of 5,919 shares of Series A 5% Convertible Preferred Stock to three funds managed by Brencourt Advisors, LLC.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Common Shares Issued for Conversion of Principal

On July 1, 2010, the Company issued to YA Global Investments, L.P. (“YA Global”) 780,534 shares of common stock for the partial conversion of principal of a $2,000,000 10% senior secured convertible debenture dated January 3, 2008, as amended, held by YA Global.  The conversion price was equal to $0.1048 per share and the fair value of the principal converted was $81,800.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuance of Common Shares for Installment Payment of Principal

On July 19, 2010 the Company and YA Global entered into an agreement to amend secured convertible debentures held by YA Global. Per the agreement, the Company is required pay a monthly installment amount of $42,000 in cash, common shares or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  The $42,000 monthly installment payment shall be made by converting the installment amount into shares of common stock of the Company at the lowest conversion price then available, provided volume limitations, based on the prior 20 trading days, are not exceeded and that there is not an equity conditions failure.  Any amount in excess of the volume limitation must be paid in cash unless this restriction is waived by YA Global for that period.  The Company may, at its option following notice to the holder, redeem such installment amount in cash or by any combination of both.

On August 10, 2010 the Company issued to YA Global 59,724 shares of common stock with a fair value of $7,764 for the partial payment of the total $42,000 installment amount due for August 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On September 1, 2010 the Company issued to YA Global 263,353 shares of common stock with a fair value of $34,236 for the remaining balance of the installment payment due for August 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On September 8, 2010 the Company issued to YA Global 47,646 shares of common stock with a fair value of $6,194 for the partial payment of the total $42,000 installment amount due for September 2010.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

Hal N. Siegel Employment Agreement

On October 13, 2010, IR BioSciences Holdings, Inc. (the “Company”), through its wholly-owned subsidiary ImmuneRegen BioSciences, Inc., approved a new two year employment agreement with Hal N. Siegel as the Vice President and Chief Scientific Officer of the Company.  Mr. Siegel, who is also a member of the Company’s Board of Directors, also entered into a change of control agreement with the Company.  The Effective date of these agreements is October 24, 2010 (the “Effective Date”).  The Company and Mr. Siegel have agreed to accrue his salary until sufficient capital is raised.

Pursuant to terms of the employment agreement, Mr. Siegel will be compensated at an annual base salary of $247,500 for the first year and $270,000 for the second year.  Mr. Siegel will also be eligible for discretionary bonuses under the Company’s stock option plan during his employment.  The employment agreement has a term of two years, subject to early termination provisions.  The Company may terminate the employment agreement at any time for cause, as defined in the employment agreement, and with 30 days notice without cause.  Mr. Siegel may terminate the employment agreement for any reason with 30 days notice.  Upon termination of Mr. Siegel’s employment by the Company without cause or constructive termination, as defined in the agreement, the Company agrees to pay to Mr. Siegel the remainder of his salary for the year or six months salary, whichever is greater, and any accrued vacation.  Pursuant to the terms of the employment agreement, Mr. Siegel may not compete against the Company and he may not solicit the Company’s customers during the term of the agreement and for a period of three years following the termination of his employment agreement.  Mr. Siegel also may not disclose any confidential information during or within three years after his employment.

Pursuant to the terms of the change of control agreement, the Company agrees to pay Mr. Siegel his salary for a period of 18 months from the date an involuntary termination, payable in accordance with the Company’s compensation practice.  Involuntary termination is defined as the termination of Mr. Siegel’s employment by Company without cause or due to constructive termination at any time within one-year from a change of control event, as defined in the agreement.  The change of control agreement commences on the Effective Date and continues until the earlier of (i) the termination of Mr. Siegel’s employment with Company if the termination is prior to a change of control or (ii) subsequent to a Change of Control Date the earlier of (x) the termination of Mr. Siegel’s employment absent involuntary termination or (y) the one-year anniversary of a change of control.

The foregoing description of the employment agreement and change of control agreement entered into by the Company and Mr. Siegel does not purport to be complete and is governed by and qualified by the actual agreements, which are included as exhibits to this Current Report.

Entry Into a Material Definitive Agreement

ImmuneRegen BioSciences, Inc. Series A Promissory Note

Effective October 28, 2010, IR BioSciences Holdings, Inc. (the “Company”) entered into a series of unsecured Senior Promissory Notes in the aggregate principal amount of $150,000 (the “Notes”).  Following the payment of commissions and expenses, the company received net proceeds of approximately $150,000.  The outstanding principal amount of the Notes, plus interest at the rate of 25% per annum, is payable in cash on February 25, 2011.

Pursuant to the terms of the Notes, the Company agreed to use the proceeds from the Note for working capital and general corporate purposes.  The Borrower may prepay all or any part of the principal of this Note, without payment of any premium or penalty.  All payments on this Note shall be applied first to accrued interest hereon and the balance to the payment of principal hereof. The payment of principal of, and accrued and unpaid interest on, this Note is senior unsecured indebtedness of the Borrower.  The Notes are pari passu with one another and are neither senior to, nor junior to, one another. In an event of default, as defined in the Note, the Note shall become immediately due and payable.

The Notes were sold to five investors whom the Company had reasonable grounds to believe were "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in the Company. Each certificate evidencing the Note issued to the investors included a legend to the effect that the Note was not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transaction.

The issuance of the Notes was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering.

The above description, which summarizes the material terms of the Notes, is not complete. Please read the full text of the Notes, which has been filed with the Securities and Exchange Commission as Exhibits 5.03 to this Current Report.

ITEM 6. EXHIBITS

5.01	Employment Agreement for Vice-President and Chief Scientific Officer, Hal Siegel
5.02	Change of Control Agreement for Vice-President and Chief Scientific Officer, Hal Siegel
5.03	Form of Series A Promissory Note
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2010.

IR BioSciences Holdings, Inc.

Date: November 22, 2010	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

/s/ John N. Fermanis
John N. Fermanis
Chief Financial Officer