Form 10-K
period 2010-12-31
IR BIOSCIENCES HOLDINGS INC
filed 2011-05-24
CIK 793043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2010 (based on the average of the bid and asked prices as reported by the FINRA OTC Bulletin Board as of that date) was approximately $2,224,985.  Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of May 20, 2011 was 17,082,963.

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

EXPLANATORY NOTE

Due to financial constraints, the filing does not include an independent auditor's report and the financial statements are unaudited.  The Company anticipates filing audited reports in the near future.

IR BIOSCIENCES HOLDINGS INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Form 10-K, regarding, among other matters:

●	default on our senior secure debt obligations resulting in an intent to sell the collateral in public auction ;

●	the substantial doubt about our ability to continue as a going concern as raised by our independent auditors;

●	our lack of cash resources, lack of revenues and expectation to continue to incur substantial losses for the foreseeable future;

●	our need for substantial additional funding;

•	adverse general economic and financial market conditions;

●	our dependence on our potential drug candidate, Homspera;

●	uncertainty as to if we will be successful, if ever, in developing a product and receiving regulatory approval;

●	our ability to protect our proprietary technology and potential costs involved;

●	our dependence on our officers and key employees;

●	our potential inability to repurchase our secured convertible notes;

●	the conversion of our outstanding convertible notes would be dilutive and would adversely affect the market price of our common stock;

●	the volatility of the price of our equity securities; and

●	other factors referenced in this annual report on Form 10-K and other reports.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of December 31, 2010 we owned approximately fourteen issued patents, including three issued U.S. patents and eleven issued foreign patents.   Also as of December 31, 2010 we had approximately twenty-three pending patent applications and twelve filed and waiting for review.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

Research and Development

Research partners have continued to provide research services to IRBS during the year ending December 31, 2010.   Studies underway at academic, corporate and government laboratories within the US and abroad have provided, at no additional expense to ImmuneRegen, additional insights into Homspera activity and potential clinical utility. These activities continue unabated as they are stimulated by the interests of the outside investigators and funding of this work (except for the providing of Homspera) is provided by the investigators’ institutions.

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

Orphan Status for Treatment of Idiopathic Pulmonary Fibrosis

The Orphan Drug Act (ODA, signed into law January 1983) provides for granting special status to a product to treat a rare disease or condition. The drug’s sponsor demonstrates by submission of certain designated information to FDA that the product may be able to treat the rare disease or condition. Upon review, if subsequent orphan designation is granted by FDA, the sponsor of the product qualifies for the research and development tax credit and marketing incentives of the ODA. Additionally, a marketing application for a prescription drug product (for the designated disease or condition) that has been so designated (“orphan status”) is not subject to a prescription drug user fee.

Per the ODA, in January 2010 ImmuneRegen submitted an application to the Office of Orphan Drug Products for Homspera as a treatment for idiopathic pulmonary fibrosis (IPF). The information submitted enabled FDA to grant orphan status to Homspera to treat IPF on March 13, 2011.

This determination means that a division within FDA has analyzed the data ImmuneRegen submitted regarding Homspera’s impact in what they consider a valid animal model for IPF and agreed that the animal data and accompanying discussion supported the determination that Homspera might be of value in treating IPF.

Note that the approval of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval; that is, safety and efficacy of a compound must be established through adequate and well-controlled clinical studies.

DEVELOPMENT PROGRAM

Research and Development Spending

Due to our liquidity and limited cash available our spending on research and development activities in the years ended December 31, 2010 and 2009 was limited. We spent approximately $269,041 and $558,923 in 2010 and 2009, respectively, in research and development activities related to the development of Radilex and Viprovex. From our inception in October 2002 until December 31, 2010, we have spent $3,687,860 in research and development activities. These costs only include the manufacture and delivery of our drug by third party manufacturers and payments to contract research organizations and consultants for consulting related to our studies and costs of performing such studies.

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

We will need to generate significant revenues from product sales and or related royalties and license agreements to achieve and maintain profitability. Through December 31, 2010, we had no revenues from any product sales, royalties or licensing fees.  We have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our potential products or technologies.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of December 31, 2010 we owned approximately fourteen issued patents, including three issued U.S. patents and eleven issued foreign patents.   Also as of December 31, 2010 we had approximately twenty-three pending patent applications and twelve filed and waiting for review.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

EMPLOYEES

Number of Employees

We currently have four employees: Michael K. Wilhelm, our Chief Executive Officer; John N. Fermanis, our Chief Financial Officer; and Hal N. Siegel, Ph.D., Vice-President and Chief Scientific Officer and a Scientific Development Manager.  Due to our lack of working capital, all salaries are being accrued.  From our inception through the period ended December 31, 2010, we have relied on the services of outside consultants in business and research development.

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

 Risks Related To Our Financial Results and Need for Additional Financing

We are in default on our senior secured debt obligations due to non-payment and have been notified of intent to sell collateral in public auction.

We have received Notification of Disposition of Collateral stating that due to continuing Events of Default, from YA Global Investments, L.P., a holder of senior secured debentures, intends to sell the collateral in public auction on June 7, 2011.

Previously, we had received a Guarantor Demand Letter and a Reservation of Rights Letter from YA Global Investments, L.P. after failure to, among other things, satisfy installment payments pursuant to terms of the agreement with to YA Global.

The Guarantor Demand Letter states YA Global has elected to accelerate the full unpaid Principal amount of the Debentures, together with accrued and unpaid interest and all other amounts owing and accordingly, demands us to immediately pay in full in cash all amounts due under the financing agreements with the Secured Debenture Holder.  As of December 31, 2010, the aggregate liability due to was approximately $3.7 million.

In addition to restating these demands and rights, the Reservation of Rights Letter advises that so long as Events of Default are continuing, the interest rate set forth in the July 2010 Debenture shall be (24%) per annum and YA Global demands payment of all amounts due under the Debentures and other Financing Documents, including the entire Principal amount, all accrued and unpaid interest, and all fees, costs and costs of collection, including, attorney’s fees and expenses.  Further, the Reservation of Rights Letter advises that a Triggering Event has occurred and the Company failed to achieve one or more of the Triggering Milestones as defined in the agreements. As a consequence, the Conversion Price for the Debentures will become (80%) of the lowest daily Volume Weighted Average Price for the (30) Trading Days immediately prior to the applicable Conversion Date.

We have incurred losses since inception, have limited cash resources and anticipate that we will continue to incur substantial losses for the foreseeable future.

In the absence of significant revenue and profits, and since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund the immediate future operations, will be completely dependent on additional debt and equity financing arrangements. In anticipation of the need to raise additional financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional financing from a variety of sources and means.   No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations

We expect losses to increase during the coming twelve months. We also do not expect to begin to generate significant revenue in the coming twelve months, and our costs are likely to increase as we continue our research and development efforts on our early, pre-clinical stage products and build out our corporate infrastructure.

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

We are continuing to seek alternative funding to satisfy the Secured Debenture Holder’s rights.   However, there can be no assurance that an additional source of funding will materialize.  If we do not raise additional capital in the immediate future, the Company will have to cease our operations.  This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

We currently need additional financing to fund our immediate operating expenses. We are deferring almost all current payments until new funding, if any, is received.  Our future capital requirements will depend on many factors, including:

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates. We require substantial working capital to fund our operations. Since we do not expect to generate any revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements beyond May 2011. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

We estimate that we will require approximately $6.0 million to meet our expenses for the next 24 months. Until such time, if at all, as we receive adequate funding, we intend to defer payment of all of our obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us and/or begin legal action to collect debts, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms. There is no guarantee that we will be able to defer payment of any of our obligations, at which point we will be forced to find immediate funding to settle such obligations. If we do not find such funding, we may not be able obtain the services and goods needed to continue our operations.

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

We have filed patent applications directed to various methods of using and compositions comprising Substance P analogues.  As of December 31, 2010 we owned approximately fourteen issued patents, including three issued U.S. patents and eleven issued foreign patents.   Also as of December 31, 2010 we had approximately twenty-three pending patent applications and twelve filed and waiting for review.  All inventions embodied in these applications and issued patents have been assigned to the company by the inventors.  In addition, we have entered into a license agreement with the University of Pittsburgh whereby we have licensed the University’s ownership interest to a patent that was jointly filed with the University of Pittsburgh.

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

In 2010 the Company and YA Global Investments, L.P. entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 in the amount of $2,000,000 and $1,000,000, respectively.  The debentures per the agreement are amended to: (i) extend the maturity dates to December 31, 2011; (ii) increase the annual interest rate from ten percent (10.0%) to thirteen percent (13.0%); (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the conversion price of the debentures to a range between $0.13 and $0.45; and, (v) require the Company pay a monthly installment amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of the outstanding debt obligation.

Per the agreement, the conversion price of the $2,000,000 note prior to the occurrence of any triggering event, will be $0.13 for the first $1,500,000 converted and $0.17 for the remaining $500,000 converted.  The conversion price of the $1,000,000 note prior to the occurrence of any triggering event has been reduced to be $0.17 for the first $500,000 converted and $0.22 for the remaining $500,000 converted.  For both notes, following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

Furthermore, on July 19, 2010 the Company and YA Global entered into an agreement to amend, restate and consolidate into one debenture all 0% interest convertible debentures previously issued quarterly to YA Global beginning September 30, 2008 through June 30, 2010.  The total principal due under the secured convertible note is $593,888.84 with an annual interest rate of 13.0% and maturing on December 31, 2011.  The conversion price of the note prior to the occurrence of any triggering event, will be $0.25 for the first $143,888.54 converted, $0.30 for the next $75,000.00 converted, $0.35 for the following $75,000.00 converted and $0.45 for the remaining $300,000.30 converted.  Following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

There are restrictive covenants in our convertible debentures relating to our ability to incur future indebtedness.

Our outstanding convertible debentures issued in July 2010 to YA Global Advisors, LLC (the “YA Global Debentures”) limit our and ImmuneRegen’s ability to incur indebtedness, other than certain types of permitted indebtedness, without the approval and waiver of YA Global..  Additionally, the YA Debentures prohibit us and ImmuneRegen from entering into or creating any liens, other than certain permitted liens, on our and ImmuneRegen’s assets or any income derived from such assets. Our principal source of liquidity has historically been the sale of equity securities and debt securities.  The holders of the YA Global Debentures may not permit us to incur additional indebtedness to fund our operations, which could cause a material adverse effect on our business and results of operations.

General Company Related Risks

Sales or issuances of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

In 2010 the Company and YA Global Investments, L.P. entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 in the amount of $2,000,000 and $1,000,000, respectively.  The debentures per the agreement are amended to: (i) extend the maturity dates to December 31, 2011; (ii) increase the annual interest rate from ten percent (10.0%) to thirteen percent (13.0%); (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the conversion price of the debentures to a range between $0.13 and $0.45; and, (v) require the Company pay a monthly installment amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of the outstanding debt obligation.

Per the agreement, the conversion price of the $2,000,000 note prior to the occurrence of any triggering event, will be $0.13 for the first $1,500,000 converted and $0.17 for the remaining $500,000 converted.  The conversion price of the $1,000,000 note prior to the occurrence of any triggering event has been reduced to be $0.17 for the first $500,000 converted and $0.22 for the remaining $500,000 converted.  For both notes, following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

Furthermore, on July 19, 2010 the Company and YA Global entered into an agreement to amend, restate and consolidate into one debenture all 0% interest convertible debentures previously issued quarterly to YA Global beginning September 30, 2008 through June 30, 2010.  The total principal due under the secured convertible note is $593,888.84 with an annual interest rate of 13.0% and maturing on December 31, 2011.  The conversion price of the note prior to the occurrence of any triggering event, will be $0.25 for the first $143,888.54 converted, $0.30 for the next $75,000.00 converted, $0.35 for the following $75,000.00 converted and $0.45 for the remaining $300,000.30 converted.  Following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

On March 17, 2009, we agreed to an amendment to our two (2) year lease agreement with Bay Colony Executive Center-West, a division of BC Management Company, Inc., effective April 1, 2009 to relocate our headquarters to a 1,943 square foot suite within the Bay Colony Executive Center located at 8777 E. Via de Ventura, Suite 280, Scottsdale, Arizona 85258 and extends our current lease obligation of its office lease term to 48 months ending March 31, 2013

Our minimum monthly rent expense under the amended lease is $3,400 plus tax per month in the first year starting June 1, 2009 and will increase to $3,665 plus tax per month in the second year, $3,749 plus tax in the third year and $3,845 plus tax in the fourth year.  In addition, as per the amendment, we will be charged no rent for April and May 2009.  We are also responsible for our proportionate share, which is established to be 4.4%, of the direct operating and maintenance expenses of the building and real estate taxes assessed or imposed on the building.  All other terms and conditions of the original lease dated October 1, 2007, as filed on Form 8-K on October 30, 2007, and all exhibits thereto shall remain in full force and effect

We believe that our facilities are adequate for our current needs and suitable additional space will be available in the future to replace existing facilities, if necessary, or to accommodate expansion of our operations.  We are currently in serious arrears on the office rent and the landlord has served notice that we are in default of our lease.  The Company and landlord are discussing possible remedies to this situation.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  As of the date of this report, we are involved in an arbitration with a consultant over a disputed consulting fee of approximately $20,000.  The case is scheduled to be heard by the American Arbitration Association.  Other than this, we are not aware of any such legal proceedings or claims against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is approved for quotation on the FINRA OTC Bulletin Board under the symbol IRBS.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2010 and 2009 was as follows:

	2010
	High	Low
1st Quarter	$0.34	$0.16
2nd Quarter	0.39	0.13
3rd Quarter	0.25	0.08
4th Quarter	0.10	0.05

	2009
	High	Low
1st Quarter	$0.19	$0.02
2nd Quarter	0.40	0.15
3rd Quarter	0.54	0.15
4th Quarter	0.45	0.16

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions.  On May 13, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.06 per share. As of December 31, 2010, there were approximately 517 stockholders of record of our common stock.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On July 10, 2008, we effected a 1-for-10 reverse stock split of our common stock and simultaneously reduced our total authorized shares of common stock to 100,000,000.  As of December 31, 2010, the Company had 17,082,963 shares of common stock outstanding.

During the year ended December 31, 2010, the Company issued 2,300,849 shares of common stock as payment for consulting services.  In addition, the Company issued 780,534 shares of common stock for conversion of principal of outstanding notes.  The Company issued 370,723 shares as a partial payment of installment payment of principal on outstanding notes.

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

Issuance of Common Shares to Consultant

In February 2010, 500,000 shares of common stock with a fair value of $190,000 were issued to the consultant for additional services performed in November 2009 outside the scope of the original contract.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

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

Issuance of Common Shares to YA Global Investments, L.P. for Installment Payment of Principal

On July 19, 2010 the Company and YA Global entered into an agreement to amend secured convertible debentures held by YA Global  Per the agreement, the Company is required to pay a monthly installment amount of $42,000 in cash, common shares or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  The $42,000 monthly installment payment shall be made by converting the installment amount into shares of common stock of the Company at the lowest conversion price then available, provided volume limitations, based on the prior 20 trading days, are not exceeded and that there is not an equity conditions failure.  Any amount in excess of the volume limitation must be paid in cash unless this restriction is waived for that period.  The Company may, at its option following notice to the holder, redeem such installment amount in cash or by any combination of both.

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

Preferred Stock

On July 13, 2010 we filed a Certificate of Designation with the Secretary of State of Delaware providing for the issuance of up to 100,000 shares of a series of preferred stock for cash or exchange of other securities, rights or property and to fix and determine the designations, powers, rights, preferences, restrictions, qualifications, limitations and other matters relating to such series of preferred stock.  The series of preferred stock was designated as Series A 5% Convertible Preferred Stock and the number of shares designated shall be up to 100,000.  Each share of Preferred Stock shall have a par value of $.001 per share and a stated value equal to $1,000.  Holders shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the original issue date in duly authorized, validly issued, fully paid and nonassessable shares of Series A 5% Convertible Preferred Stock.  The Preferred Stock shall have no voting rights.  Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock (subject to certain limitations) determined by dividing the stated value of such share of preferred stock by the conversion price of $0.30, (subject to certain adjustments).

As of December 31, 2010 we had 5,971 shares of Series A 5% Convertible Preferred Stock issued and outstanding.

Exchange of Notes Issued To Funds Managed by Brencourt Advisors, LLC For Preferred Stock

On September 15, 2010 we entered into a Securities Exchange Agreement with Brencourt Advisors, LLC to exchange notes and accrued interest totaling $5,916,667 for shares of Series A 5% Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) secured convertible debentures, as amended, totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A 5% Convertible Preferred Stock.   Pursuant to this agreement, on September 17, 2010 we issued an aggregate of 5,919 shares of Series A 5% Convertible Preferred Stock to three funds managed by Brencourt Advisors, LLC.

Issuance of Preferred Stock To Funds Managed by Brencourt Advisors, LLC For Dividend Expense

In October, 2010, we issued 52 shares of Series A Preferred Stock to funds managed by Brencourt Advisors as payment of the 5% quarterly dividend earned on September 30, 2010 and has accrued for 77 shares of Series A Preferred Stock, issued subsequentlym as the dividend earned for the quarter end December 31, 2010. The Preferred Series A shares have a stated value of $1,000 per share.

Dividends And Distributions

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of Stalt, Inc. as our transfer agent.

Stock Options and Warrants

Options

During 2010, 65,000 options were issued to directors and officers.  The options vest 50% in 30-days and the balance in twelve month equal monthly installments beginning June 2010.  The Company valued these options at $14,424, of which $10,818 was charged as expense and $3,606 was unrecognized stock based compensation as of December 31, 2010.  The total fair value of options vested during the three months and year ended December 31, 2010 was $1,803 and $157,381, respectively.

During 2009, 1,021,235 options were issued to consultants, advisors, directors, officers and employees.  The Company estimated the fair value of the options to be $255,296 of which $108,733 was charged as expense and $146,563 was unrecognized stock based compensation as of December 31, 2009.

No options were exercised by Directors or employees in 2010 and 2009

A summary of the Company's stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Options	Price Range	Options	Price Range
Outstanding Beginning of Year	2,812,403	$0.15-2.20	1,791,168	$0.15-250.00
Granted	65,000	0.27	1,021,235	0.25-250.00
Cancelled/Expired	(339,876)	-	-	-
Exercised	-	-	-	-
Outstanding End of Year	2,537,527	$0.15-2.20	2,812,403	$0.15-250.00
Exercisable End of Year	2,521,277	$0.15-2.20	2,309,903	$0.15-250.00

Options reserved for the 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan but not issued are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 6.5 years.

Warrants

During 2010 and 2009, no warrants were issued.

In 2010 the Company and YA Global Investments, L.P. entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 totaling $3,000,000 as part of the amendment, the exercise price of warrants that were issued to YA Global was reduced to a range between $0.13 and $0.45.

In 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC to exchange notes held by Brencourt as part of the amendment the exercise price of warrants that were issued to funds managed by Brencourt was reduced to $0.30.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Warrants	Price Range	Warrants	Price Range
Outstanding Beginning of Year	5,927,435	$0.13-5.00	7,020,975	$1.25-5.00
Granted	-	-	-	-
Cancelled/Expired	(14,331)	2.40	(1,093,540)	0.50-10.00
Exercised	-	-	-	-
Outstanding End of Year	5,913,104	$0.13-5.00	5,927,435	$1.25-5.00
Exercisable End of Year	5,913,104	$0.13-5.00	5,927,435	$1.25-5.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is 2.13 years.

Notes Payable

As of December 31, 2010 we have $3,613,895 in notes payable, of which $3,613,895 is current on December 31, 2010.

In 2010 the Company and YA Global Investments, L.P. entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 in the amount of $2,000,000 and $1,000,000, respectively.  The debentures per the agreement are amended to: (i) extend the maturity dates to December 31, 2011; (ii) increase the annual interest rate from ten percent (10.0%) to thirteen percent (13.0%); (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the conversion price of the debentures to a range between $0.13 and $0.45; and, (v) require the Company pay a monthly installment amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of the outstanding debt obligation.

Per the agreement, the conversion price of the $2,000,000 note prior to the occurrence of any triggering event, will be $0.13 for the first $1,500,000 converted and $0.17 for the remaining $500,000 converted.  The conversion price of the $1,000,000 note prior to the occurrence of any triggering event has been reduced to be $0.17 for the first $500,000 converted and $0.22 for the remaining $500,000 converted.  For both notes, following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

Furthermore, on July 19, 2010 the Company and YA Global entered into an agreement to amend, restate and consolidate into one debenture all 0% interest convertible debentures previously issued quarterly to YA Global beginning September 30, 2008 through June 30, 2010.  The total principal due under the secured convertible note is $593,888.84 with an annual interest rate of 13.0% and maturing on December 31, 2011.  The conversion price of the note prior to the occurrence of any triggering event, will be $0.25 for the first $143,888.54 converted, $0.30 for the next $75,000.00 converted, $0.35 for the following $75,000.00 converted and $0.45 for the remaining $300,000.30 converted.  Following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

In 2010, the Company paid $129,994 of principal of the $2,000,000 note held by YA Global.

In 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC to exchange notes held by Brencourt totaling $5,875,000 and $41,667 of accrued interest for shares of Series A Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) Secured Convertible Debentures, as amended totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A Convertible Preferred Stock.

Series A Promissory Notes Issued To Investors

In October and November, 2010 the Company issued a series of unsecured promissory notes to a group of accredited investors in the aggregate principal amount of $150,000.   The notes mature in 90 days and bear simple interest at a rate of 25% per annum.

As of December 31, 2010 and December 31, 2009 notes payable consist of:

	December 31, 2010	December 31, 2009
YA Global Investments, L.P. Debentures	$2,870,006	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	593,889	443,889
Brencourt Advisors, LLC Debentures	-	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	-	625,000
Series A Notes Issued To Investors	150,000	-
Less: Debt discount	-	(3,006,498)
Total note payable	3,613,895	6,062,391
Less: current portion of notes payable	(3,613,895)	2,000,000
Total long term portion of notes payable	$-	$4,062,391

Aggregate maturities of notes payable as of December 31, 2010 are as follows:

For the twelve months ended December 31,	Amount
2011	$3,613,895
2012	-
2013	-
2014	-
2015	-
$3,613,895

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

Sale of Series A 5% Convertible Preferred Stock

On September 15, 2010 the Company entered into a Securities Exchange Agreement with Brencourt Advisors, LLC to exchange notes and accrued interest totaling $5,916,667 for shares of Series A 5% Convertible Preferred Stock.  The agreement, which has an effective date of July 30, 2010, exchanges: (i) secured convertible debentures, as amended, totaling $5,000,000; (ii) 0% interest convertible debentures previously issued quarterly to funds managed by Brencourt beginning December 2008 through June 30, 2010 totaling $875,000; and, (iii) accrued interest in the amount of $41,667 through July 31, 2010, for Series A 5% Convertible Preferred Stock.   Pursuant to this agreement, on September 17, 2010 the Company issued an aggregate of 5,919 shares of Series A 5% Convertible Preferred Stock to three funds managed by Brencourt Advisors, LLC.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Issuance of Preferred Stock To Funds Managed by Brencourt Advisors, LLC For Dividend Expense

In October, 2010, the Company issued 52 shares of Series A Preferred Stock to funds managed by Brencourt Advisors as payment of the 5% quarterly dividend earned on September 30, 2010 and has accrued for 77 shares of Series A Preferred Stock, issued subsequently, as the dividend earned for the quarter end December 31, 2010.  The Preferred Series A shares have a stated value of $1,000 per share.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

EQUITY COMPENSATION PLANS

Refer to Item 11 below for information with respect to our equity compensation plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

 Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Report.

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

Overview

While our research and development activities have discontinued due to lack of capital, we continue to seek out-licensing arrangements and collaborations with partners to complete development and achieve commercialization. We have not commenced any product commercialization and, until such time, we will not generate significant product revenues.  Our accumulated deficit has increased, from $27,759,973 at December 31, 2009 to $33,038,117 at December 31, 2010. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a pharmaceutical partner or attain sales levels sufficient to support operations.

In 2011, if proper funding can be obtained, we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2011 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

The preliminary results of our pre-clinical studies may not be indicative of results that will be obtained from subsequent studies or from more extensive trials. Further, our pre-clinical or clinical trials may not be successful, and we may not be able to obtain the required regulatory approvals in a timely fashion, or at all. See "Risk Factors."

Liquidity and Capital Resources

At December 31, 2010, we had current assets of $44,930 consisting of cash and cash equivalents of $0, and prepaid assets and other current assets of $44,930.  Also, at December 31, 2010, we had current liabilities of $6,506,945, consisting of accounts payable and accrued liabilities of $2,568,903, notes payable of $3,613,895 and a redemption option liability of $300,000. This resulted in a working capital deficit of $6,462,015. During the twelve months ended December 31, 2010, we used cash in operating activities of $430,309. From the date of inception (October 30, 2002) to December 31, 2010, we had a net loss of $33,038,117 and used cash of $16,526,202 in operating activities. We met our cash requirements from our inception (October 30, 2002) through December 31, 2010 via the private placement of $7,889,151 of our common stock and $8,723,628 from the issuance of notes payable, net of repayments. Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

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

We will need to raise additional funds in order to fully execute our 2011 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2011. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we may be forced to cease operations.

Total outstanding current liabilities were approximately $3,421,444 (111%) higher at the end of 2010 with approximately $6,506,945 at December 31, 2010, as compared to approximately $3,085,501 at December 31, 2009.  Contributing to this increase were approximately $1,500,000 of the long term debentures reaching maturity due and an increase in accrued liabilities.

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

While we have raised capital to meet our working capital and financing needs in the past through debt and equity financings, additional financing will be required in order to implement our business plan and to meet our current and projected cash flow deficits from operations and development. There can be no assurance that we will be able to consummate future debt or equity financings in a timely manner on a basis favorable to us, or at all. If we are unable to raise needed funds, we will not be able to develop or enhance our potential products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets ,seeking an acquisition partner or ceasing operations.

During fiscal year 2011, we will pay, or accrue pay if funding is not secured, our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer an aggregate of $775,000 pursuant to their employment agreements.

As of December 31, 2010 we have $3,613,895 in notes payable, all of which is current on December 31, 2010.

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

Result of Operations

Comparison of results for the fiscal year ended December 31, 2010, to the fiscal year ended December 31, 2009.

Revenues

We have not generated any revenues from operations from our inception.

Costs and Expenses

From our inception (October 30, 2002) through December 31, 2010, we have incurred losses of $33,038,117. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, interest expense and equity based compensation to stockholders for the penalty incurred for the late registration of shares.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were reduced from $3,126,423 for the fiscal year ended December 31, 2009 to $2,859,576 for the fiscal year ended December 31, 2010, a cost savings of $ 266,847 or approximately 9%. This was mostly because payroll and related expenses were cut by $75,004 (7.6%) from $987,117 in 2009 to $912,113 in 2010,  research and development cost were reduced by 289,882(51.9%), legal and accounting fees were reduced by $267,367 (44.3%), and consulting and professional fees were reduced by $149,044 (55.0%).  These reductions were somewhat offset by non-cash compensation which increased by $666,199 (287.9%).

Interest Expense

For the twelve months ending December 31, 2010, Interest Expense (net) was $1,706,502 a decrease of approximately 21% compared to Interest Expense (net) of $2,163,065 during the 12 months ended December 31, 2009.

Net Loss

Our net loss for the twelve months ending December 31, 2010 was $5,278,144 or $0.34 per share versus a net loss for the twelve months ending December 31, 2009 of $6,462,817 or $0.49 per share. For the period of inception (October 30, 2002) through December 31, 2010, our net loss was $33,037,117, or $3.77 per share. In addition to the year over year variances described above, the net loss was primarily due to a loss in the twelve month period ending December 31, 2010 on the extinguishment of debt in the amount of $5,431,861 that was partially offset by a gain of $4,738,450 due to the change in value of the equity-linked financial instruments as mandated by ASC Accounting for Derivative Instruments and Hedging.  (See Note 6 of the Notes to consolidated financial statements, December 31, 2010 – Derivative Liabilities).

We expect that losses will continue at least through the year ending December 31, 2011.

Acquisition or Disposition of Plant and Equipment

We did not acquire any property, plant or equipment for the year ended December 31, 2010.  We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of the end of the period covered by this Annual Report on form 10-K, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010, we have concluded our disclosure controls and procedures were ineffective.

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

We have taken various steps to remediate the deficiencies that gave rise to this material weakness.  We formed an audit committee in June 2008 and in the fourth quarter of 2008, we provided additional education to our employees regarding our code of ethics, standard operating procedures, stock trading policy and our whistle blower hotline.  In 2009, we took measures, including evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls and using an external consultant to review our control procedures to assure compliance and enhancement, as needed, to existing controls, to remediate the material weakness.  During 2010 we continued to evaluate our internal control documentation.  We are unable to conclude that the material weakness described above was remediated as of December 31, 2010.  As a result, we have concluded our internal controls were ineffective as of December 31, 2010.

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

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

Exhibit Number	Description of Exhibit

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2011.

IR BIOSCIENCES HOLDINGS, INC.

Date: May 24, 2011	By:	/s/ Michael K. Wilhelm
Michael K. Wilhelm
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael K. Wilhelm	Chief Executive Officer, President and Director (Principal Executive Officer)	May 24, 2011

/s/ John N. Fermanis	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2011

/s/ Theodore E. Staahl, M.D.	Director	May 24, 2011

/s/ Hal N. Siegel, Ph.D.	Director	May 24, 2011

/s/ Lance K. Gordon, Ph.D.	Director	May 24, 2011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

UNAUDITED FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2010 AND 2009

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

IR BIOSCIENCES HOLDINGS, INC.
(a development stage company)

IR BioSciences Holdings, Inc.
Index to Consolidated Financial Statements
(Unaudited)

Page No.
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Losses for the years ended December 31, 2010 and 2009 and the period October 30, 2002 (Date of Inception) through December 31, 2010	F-4

Consolidated Statements of Stockholders' Equity (Deficit) For the period October 30, 2002 (Date of Inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period October 30, 2002 (Date of Inception) through December 31, 2010	F-18

Notes to Consolidated Financial Statements	F-20

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$-	$280,309
Prepaid services and other current assets (note 1)	44,930	68,347

Total current assets	44,930	348,656

Deposits and other assets (note 1)	-	7,693

Furniture and equipment, net of accumulated depreciation of
$97,460 and $89,130, respectively (note 3)	20,866	29,197

Total assets	$65,796	$385,546

Liabilities and Stockholders' Deficit

Current liabilities
Cash overdraft	$24,147	$-
Accounts payable and accrued liabilities (note 4)	2,568,903	785,501
Current portion of notes payable (note 5)	3,613,895	2,000,000
Redemption option liability	300,000	300,000

Total current liabilities	6,506,945	3,085,501

Derivative liability (note 6)	895,153	2,256,200
Notes payable, net of discount of $3,006,498 in 2009 (note 5)	0	4,062,391

Total liabilities	7,402,098	9,404,092

Commitments and contingencies

Preferred Stock	5,971,000	-

Stockholders' deficit (note 7)
Preferred stock, $0.001 par value:
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
17,082,963 shares and 13,630,857 shares issued and outstanding
at December 31, 2010 and December 31, 2009, respectively	17,082	13,630
Additional paid-in capital	19,713,733	18,717,575
Common stock subscribed (note 7)	-	10,222
Deficit accumulated during the development stage	(33,038,117)	(27,759,973)
Total stockholder's deficit	(13,307,302)	(9,018,546)

Total liabilities and stockholders' deficit	$65,796	$385,546

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Losses
For the years ended December 31, 2010 and 2009 and for
the period of Inception (October 30, 2002) to December 31, 2010

	For the	For the	Cumulative
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(October 30, 2002) to
	2010	2009	December 31, 2010
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-

Operating expenses:

Selling, general and administrative expenses	2,859,576	3,126,423	27,095,953
Merger fees and costs	-	-	350,000
Impairment of intangible asset	-	-	6,393
Total operating expenses	2,859,576	3,126,423	27,452,346

Operating loss	(2,859,576)	(3,126,423)	(27,452,346)

Other expense:
Cost of penalty for late registration of shares	-	-	2,192,160
(Gain) loss from change in fair value of derivative liability	(4,738,450)	1,048,329	(8,401,072)
Loss on extinguishment of debt	5,431,861	-	5,431,861
Issuance of preferred shares for derivative expense	7,243	-	7,243
Financing cost	15,625	125,000	410,000
Interest expense, net	1,706,502	2,163,065	5,939,248

Total other expense	2,422,781	3,336,394	5,579,440

Loss before income taxes	(5,282,357)	(6,462,817)	(33,031,786)

Provision for income taxes	4,213	-	(6,331)

Net loss	$(5,278,144)	$(6,462,817)	$(33,038,117)

Preferred dividend	129,000	-	129,000

Net loss attributed to common stockholders	$(5,407,144)	$(6,462,817)	$(33,167,117)

Net loss per share - basic and diluted	$(0.34)	$(0.49)	$(3.77)

Weighted average shares outstanding -
basic and diluted	15,790,184	13,182,213	8,797,972

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From date of inception (October 30, 2002)  to December 31, 2010
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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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
From date of inception (October 30, 2002)  to December 31, 2010

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

IR BioSciences Holding, Inc. and Subsidiary
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From date of inception (October 30, 2002)  to December 31, 2010

				Additional		Common
	Common Stock		Paid-In	Deferred	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Subscribed	Deficit	Total
Common stock issued for consulting services performed in November 2009 at $0.35 per share	500,000	500	189,500	-	-	-	190,000

Common stock issued for consulting services performed December 2009 at $0.23 per share, previously accrued	44,444	44	10,178	-	(10,222)	-	-

Common stock issued for consulting services performed January 2010 at $0.23 per share, previously accrued	44,444	44	10,178	-	-	-	10,222

Common stock issued for consulting services performed in March and April 2010 at $0.31 per share	735,000	735	227,115	-	-	-	227,850

Common stock issued for consulting services performed in March and April 2010 at $0.34 per share	420,000	420	142,380	-	-	-	142,800

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	26,961	27	9,140	-	-	-	9,167

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed January to April 2010 at $0.34 per share	15,000	15	5,085	-	-	-	5,100

Common stock issued for consulting services performed March to May 2010 at $0.30 per share	500,000	500	149,500	-	-	-	150,000

Common stock issued for optional conversion of principal of outstanding notes in July 2010 at $0.1048 per share	780,534	781	81,019	-	-	-	81,800

Common stock issued as partial payment for installment payment of principal of outstanding notes in August 2010 at $0.13 per share	323,077	323	41,677	-	-	-	42,000

Common stock issued as partial payment for installment payment of principal of outstanding notes in September 2010 at $0.13 per share	47,646	48	6,146	-	-	-	6,194

Value of options issued to consultants in Aug 2009	-	-	5,105	-	-	-	5,105

Value of options issued to employees in Aug 2009	-	-	8,750	-	-	-	8,750

Value of options issued to Officers and Directors in Aug 2009	-	-	132,708	-	-	-	132,708

Value of options issued to Officers and Directors in May 2010	-	-	10,818	-	-	-	10,818

Reclassfication from conversion options liabililty to equity	-	-	90,774	-	-	-	90,774

Preferred dividends	-	-	(129,000)	-	-	-	(129,000)

Loss for the year ended December 31, 2010						(5,278,144)	(5,278,144)

Balance at December 31, 2010	17,082,963	$17,082	$19,713,733	$-	$-	$(33,038,117)	$(13,307,302)

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
 Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009,
and for the period of inception (October 30, 2002) to December 31, 2010

	For the	For the	Cumulative
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(October 30, 2002) to
	2010	2009	December 31, 2010
	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss	$(5,278,144)	$(6,462,817)	$(33,038,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	897,620	269,421	8,315,168
Cost of penalty for late registration of shares - stock portion	-	-	1,631,726
Cost of penalty for late registration of shares - warrant portion	-	-	560,434
Loss from the extinguishment of debt	5,187,455	-	5,187,455
Change in fair value of derivative liability	(4,738,449)	1,048,329	(8,401,071)
Legal fees for note payable	-	-	20,125
Placement fees for note payable	-	-	65,000
Impairment of intangible asset	-	-	6,393
Interest expense	400,000	800,000	1,774,880
Amortization of discount on notes payable	1,035,570	1,079,069	3,653,214
Expense fron the discount on preferred shares	296,405	-	296,405
Redemption option liability	-	300,000	300,000
Issuance of preferred shares for derivative expense	(121,757)	-	(121,757)
Depreciation and amortization	8,331	13,650	91,068
Changes in operating assets and liabilities:
Cash overdraft	24,147	-	24,147
Decrease/(Increase) in deposits	7,693	(315)	2,510
Decrease in prepaid services and other assets	23,416	153,672	247,560
Increase/(Decrease) in accounts payable and accrued expenses	1,827,404	(77,426)	2,858,658

Net cash used in operating activities	(430,309)	(2,876,417)	(16,526,202)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,500)	(86,577)

Net cash used in investing activities	-	(1,500)	(86,577)

Cash flows from financing activities:
Proceeds from notes payable	150,000	-	9,818,375
Principal payments on notes payable and demand loans	-	-	(1,094,747)
Shares of stock sold for cash	-	-	7,873,451
Proceeds from exercise of warrant	-	-	15,700
Officer repayment of amounts paid on his behalf	-	-	19,880
Cash paid on behalf of officer	-	-	(19,880)

Net cash provided by financing activities	150,000	-	16,612,779

Net (decrease) in cash and cash equivalents	(280,309)	(2,877,917)	(0.110)

Cash and cash equivalents at beginning of period	280,309	3,158,226	-

Cash and cash equivalents at end of period	$-	$280,309	$-

The accompanying notes are an integral part of these consolidated financial statements.

IR BioSciences Holdings, Inc. and Subsidiary
(A Development Stage Company)
 Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009,
and for the period of inception (October 30, 2002) to December 31, 2010
(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$127,051

Taxes	$-	$-	$8,115

Common stock issued in exchange for proprietary rights	$-	$-	$9,250

Common stock issued in exchange for previously incurred debt and accrued interest	$-	$-	$1,066,401

Debt and accrued interest forgiveness from note holders	$-	$-	$36,785

Stock issued as commission for equity fundraising	$-	$-	$125,483

Common stock issued as partial payment of principal note	$129,994	$-	$255,477

Common stock issued in exchange for services	$750,461	$149,690	$1,816,862

The accompanying notes are an integral part of these consolidated financial statements.

IR BIOSCIENCES HOLDINGS, INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Nature of Business

IR BioSciences Holdings, Inc. (the "Company") formerly GPN Network, Inc. ("GPN") is currently a development stage company as set forth in Accounting Standard Codification (ASC). The Company, which was incorporated under the laws of the State of Delaware on October 30, 2002, is a development-stage biopharmaceutical company. Through our wholly-owned subsidiary, ImmuneRegen BioSciences, Inc., the Company is engaged in the research and development of potential drugs. The Company’s goal is to develop therapeutics to be used for the protection of the body from exposure to harmful agents such as toxic chemicals and radiation, as well as, biological agents, including influenza and anthrax. The Company’s research and development efforts are at a very early stage and Radilex and Viprovex, the Company’s potential drug candidates, have only undergone pre-clinical testing in mice. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

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

A summary of option activity under the Company’s stock option plan as of December 31, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,812,403	$1.78
Issued	65,000	0.27
Exercised	-	-
Forfeited or expired	(339,876)	6.93
Outstanding at December 31, 2010	2,537,527	$1.05

Non-vested at December 31, 2010	16,250	$0.27
Exercisable at December 31, 2010	2,521,277	$1.06

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.07 as of December 31, 2010, and the exercise price multiplied by the number of options outstanding.  As of December 31, 2010, total unrecognized stock-based compensation expense related to stock options was $3,606.  The total fair value of options vested during the three months and year ended December 31, 2010 was $1,803 and $157,381, respectively.
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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2010 and 2009, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are recognized when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the years 2010, and 2009 and the period from October 30, 2002 (date of inception) to December 31, 2010 were $269,041, $558,923, and $3,687,860 respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2010.

Prepaid services and other current assets

Prepaid services and other current assets at December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
Prepaid monitoring fees	$-	$15,625
Prepaid insurance	44,930	46,472
Prepaid software	-	6,250
Salary advance	-	-
Total prepaid services and other current assets	$44,930	$68,347

Deposits and other assets

The Company had no deposits as of year end December 31, 2010.  The balance for the period ending December 31, 2009 consists of a deposit on leased office space in the amount of $7,693.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the year ended December 31, 2010 or during the year ended December 31, 2009.

Derivative Instruments and Hedging

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. See Note 5.

Recent Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed.

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

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $33,038,117 from its inception (October 30, 2002) through December 31, 2010. The Company incurred a net loss of $5,278,144 and $6,462,817 from operations during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had current assets of $44,930 consisting of cash and cash equivalents of $0, and prepaid assets and other current assets of $44,930. Also, at December 31, 2010, the Company had current liabilities of $6,506,945 consisting of accounts payable and accrued liabilities of $2,568,903, notes payable of $3,613,895, and redemption option liability of $300,000. This resulted in working capital deficit of $6,462,015.

IR BioSciences Holdings, Inc., a Delaware corporation (the “Company”) has entered into a securities purchase agreement, a form of collateralized long-term borrowing, with YA Global Investments, L.P. a Cayman Islands exempt limited partnership (“YA Global”).

Guarantor Demand Letter and a Reservation of Rights Letter Received by Company from YA Global

The Company received two letters from YA Global Investments, L.P. (“YA Global” and “Secured Debenture Holder”) on March 4, 2011, a Guarantor Demand Letter and a Reservation of Rights Letter after failure to, among other things, satisfy installment payments pursuant to terms of the agreement with to YA Global.

The Guarantor Demand Letter states YA Global has elected to accelerate the full unpaid Principal amount of the Debentures, together with accrued and unpaid interest and all other amounts owing and accordingly, demands the Company to immediately pay in full in cash all amounts due under the financing agreements with the Secured Debenture Holder.  As of December 31, 2010, the aggregate liability due to the Secured Debenture Holder was approximately $3.7 million.

In addition to restating these demands and rights, the Reservation of Rights Letter advises that so long as Events of Default are continuing, the interest rate set forth in the July 2010 Debenture shall be (24%) per annum and YA Global demands payment of all amounts due under the Debentures and other Financing Documents, including the entire Principal amount, all accrued and unpaid interest, and all fees, costs and costs of collection, including, attorney’s fees and expenses.  Further, the Reservation of Rights Letter advises that a Triggering Event has occurred and the Company failed to achieve one or more of the Triggering Milestones as defined in the agreements. As a consequence, the Conversion Price for the Debentures will become (80%) of the lowest daily Volume Weighted Average Price for the (30) Trading Days immediately prior to the applicable Conversion Date.

Notification of Disposition of Collateral

On April 8, 2011 (see Note 11), the Company received Notification of Disposition of Collateral stating that due to continuing Events of Default, from YA Global Investments, L.P intends to sell the collateral in public auction on June 7, 2011.

The Company is continuing to seek alternative funding to satisfy the Secured Debenture Holder’s rights.   However, there can be no assurance that an additional source of funding will materialize.  If we do not raise additional capital in the immediate future, the Company will have to cease our operations.  This among other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and Equipment

Furniture and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Laboratory equipment	3 years
Website	5 years
Furniture	7 years

Depreciation and amortization expense for the year ended December 31, 2010 and 2009 was $8,331 and $13,650, respectively. The amount depreciated from the date of inception (October 30, 2002) through December 31, 2010 was $91,068.  Company’s furniture and equipment consists of the following:

	December 31, 2010	December 31, 2009
Office Equipment	$49,909	$49,909
Office Fixtures and Furniture	30,568	30,568
Website	28,600	28,600
Licensed Proprietary Rights	9,250	9,250
	118,327	118,327
Accumulated Depreciation and Amortization	(97,460)	(89,130)
	$20,867	$29,197

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Accounts payable and accrued liabilities	$2,268,860	$716,029
Accounts payable - Pre-merger	34,926	34,926
Interest payable	230,857	3,215
Credit cards	31,060	28,131
State income tax payable	3,200	3,200
	$2,568,903	$785,501

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

Amendment to Notes Issued To YA Global Investments, L.P.

On July 19, 2010 the Company and YA Global Investments, L.P. (“YA Global”) entered into an agreement to amend two secured convertible debentures held by YA Global dated January 3, 2008 and June 12, 2008 in the amount of $2,000,000 and $1,000,000, respectively.  The debentures per the agreement are amended to: (i) extend the maturity dates to December 31, 2011; (ii) increase the annual interest rate from ten percent (10.0%) to thirteen percent (13.0%); (iii) eliminate the $1,500,000 optional redemption provision; (iv) reduce the conversion price of the debentures to a range between $0.13 and $0.45; and, (v) require the Company pay a monthly installment amount of $42,000 in cash, stock or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  In addition, the exercise price of warrants that were issued to YA Global was reduced to a range between $0.13 and $0.45.

Per the agreement, the conversion price of the $2,000,000 note prior to the occurrence of any triggering event, will be $0.13 for the first $1,500,000 converted and $0.17 for the remaining $500,000 converted.  The conversion price of the $1,000,000 note prior to the occurrence of any triggering event has been reduced to be $0.17 for the first $500,000 converted and $0.22 for the remaining $500,000 converted.  For both notes, following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

Amendment, Restatement and Consolidation of 0% Interest Notes Issued To YA Global Investments, L.P.

Furthermore, on July 19, 2010 the Company and YA Global entered into an agreement to amend, restate and consolidate into one debenture all 0% interest convertible debentures previously issued quarterly to YA Global beginning September 30, 2008 through June 30, 2010.  The total principal due under the secured convertible note is $593,888.84 with an annual interest rate of 13.0% and maturing on December 31, 2011.  The conversion price of the note prior to the occurrence of any triggering event, will be $0.25 for the first $143,888.54 converted, $0.30 for the next $75,000.00 converted, $0.35 for the following $75,000.00 converted and $0.45 for the remaining $300,000.30 converted.  Following the occurrence of any triggering event, the conversion price shall be eighty percent (80%) of the lowest daily volume weighted average price for the thirty (30) trading days immediately prior to the applicable conversion date.

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

Series A Promissory Notes Issued To Investors

In October and November, 2010 the Company issued a series of unsecured promissory notes to a group of accredited investors in the aggregate principal amount of $150,000.   The notes mature in 120 days and bear simple interest at a rate of 25% per annum.

As of December 31, 2010 and December 31, 2009 notes payable consist of:

	December 31, 2010	December 31, 2009
YA Global Investments, L.P. Debentures	$2,870,006	$3,000,000
Note Issued To YA Global Investments, L.P. For Accrued Interest	593,889	443,889
Brencourt Advisors, LLC Debentures	-	5,000,000
Note Issued To Brencourt Advisors, LLC For Accrued Interest	-	625,000
Series A Notes Issued To Investors	150,000	-
Less: Debt discount	-	(3,006,498)
Total note payable	3,613,895	6,062,391
Less: current portion of notes payable	(3,613,895)	2,000,000
Total long term portion of notes payable	$-	$4,062,391

Aggregate maturities of notes payable as of December 31, 2010 are as follows:

For the twelve months ended December 31,	Amount
2011	3,613,895
2012	-
2013	-
2014	-
2015	-
$3,613,895

NOTE 6 – DERIVATIVE LIABILITY

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

In accordance with Accounting for Derivative Instruments and Hedging, a derivative liability of $895,153 related to the debenture conversion feature and warrants is included in our  consolidated balance sheet as of December 31, 2010. During the year ended December 31, 2010, we recorded a gain of $4,738,450, related to the change in fair value of the debenture conversion feature, warrants, and convertible preferred stock.

The Company amended some of the debentures which contain conversion features (see note 5) and converted the remaining debentures into preferred common stock (see note 7), this resulted in a loss on extinguishment of debt in the amount of $5,431,861, of which $2,470,161 was attributable to the derivative liability that resulted from the debenture conversion feature, warrants and convertible preferred stock.  Pursuant to the terms of the agreement, the Company issued 5,919,000 shares of convertible preferred stock in exchange for the settlement of convertible debentures in the aggregate amount of $5,875,000 and accrued interest in the amount of $44,000.  The issuance of the convertible preferred stock resulted in a beneficial conversion feature in the amount of $244,405, which was charged to operations during the three months ended September 30, 2010.  Pursuant to the terms of the amended convertible debenture agreements, the Company recorded a discount to the convertible debentures in the amount of $455,284. The Company also reclassified $129,994 debentures conversion options from derivative liability to Additional paid-in capital with a fair value at the time of conversion of $90,774, which resulted from the principal payments on the convertible debentures.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$895,153	$895,153
Total	$-	$-	$895,153	$895,153

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$2,256,200
Add: Fair value of notes issued in the 1st Quarter	200,000
Loss in change in fair value	1,940,840
Ending balance as of March 31, 2010	$4,397,040
Add: Fair value of notes issued in the 2nd Quarter	91,084
Gain in change in fair value	(2,909,607)
Ending balance as of June 30, 2010	$1,578,517
Loss on extinguishment of debt	2,470,161
Fair value of discount on amended notes	455,284
Expense of discount generated by preferred stock	244,405
Reclassification from liability to equity treatment	(90,774)
Gain in change in fair value	(2,977,923)
Ending balance as of September 30, 2010	$1,679,670
Gain in change in fair value	(791,760)
Issuance of preferred shares for derivative expense	7,243
Ending balance as of December 31, 2010	$895,153

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the debenture conversion features and warrants using the Black–Scholes–Merton valuation model.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	December 31, 2010	December 31, 2009
Expected volatility	114.35%	321.09%
Expected life (years)	1.5 - 3	2.97-5.00
Risk free interest rate	0.99%	1.38%
Forfeiture rate	-	-
Dividend rate	-	-

NOTE 7 – CAPITAL STOCK

Preferred Stock

On July 13, 2010 the Company filed a Certificate of Designation with the Secretary of State of Delaware providing for the issuance of up to 100,000 shares of a series of preferred stock for cash or exchange of other securities, rights or property and to fix and determine the designations, powers, rights, preferences, restrictions, qualifications, limitations and other matters relating to such series of preferred stock.  The series of preferred stock was designated as the Company’s Series A 5% Convertible Preferred Stock and the number of shares designated shall be up to 100,000.  Each share of Preferred Stock shall have a par value of $.001 per share and a stated value equal to $1,000.  Holders shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the original issue date in duly authorized, validly issued, fully paid and non assessable shares of Series A 5% Convertible Preferred Stock.  The Preferred Stock shall have no voting rights.  Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock (subject to certain limitations) determined by dividing the stated value of such share of preferred stock by the conversion price of $0.30, (subject to certain adjustments).

As of December 31, 2010 the Company has 5,971 shares of Series A 5% Convertible Preferred Stock issued and outstanding.

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

Issuance of Preferred Stock To Funds Managed by Brencourt Advisors, LLC For Dividend Expense

In October, 2010, the Company issued 52 shares of Series A Preferred Stock to funds managed by Brencourt Advisors as payment of the 5% quarterly dividend earned on September 30, 2010 and has accrued for 77 shares of Series A Preferred Stock, issued subsequently, as the dividend earned for the quarter end December 31, 2010. The Preferred Series A shares have a stated value of $1,000 per share.

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

As of December 31, 2010 the Company has 17,082,963 shares of common stock issued and outstanding.

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

Issuance of Common Shares to Consultant

In February 2010, 500,000 shares of common stock with a fair value of $190,000 were issued to the consultant for additional services performed in November 2009 outside the scope of the original contract.  The securities were issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan.

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

Issuance of Common Shares to YA Global Investments, L.P. for Installment Payment of Principal

On July 19, 2010 the Company and YA Global entered into an agreement to amend secured convertible debentures held by YA Global per the agreement, the Company is required pay a monthly installment amount of $42,000 in cash, common shares or a combination thereof to YA Global as a reduction of the outstanding debt obligation.  The $42,000 monthly installment payment shall be made by converting the installment amount into shares of common stock of the Company at the lowest conversion price then available, provided volume limitations, based on the prior 20 trading days, are not exceeded and that there is not an equity conditions failure.  Any amount in excess of the volume limitation must be paid in cash unless this restriction is waived for that period.  The Company may, at its option following notice to the holder, redeem such installment amount in cash or by any combination of both.

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

NOTE 8- STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company has adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) which authorizes the Board of Directors in accordance with the terms of the Plan, among other things, to grant incentive stock options as defined by Section 422(b) of the Internal Revenue Code, non statutory stock options and awards of restricted stock and deferred stock and to sell shares of common stock of the Company pursuant to the exercise of such stock options. As of December 31, 2010, the Company has issued 357,651 shares of common stock, 2,834,181shares of bonus stock and 2,871,082 common stock purchase options (of which 330,455            have been forfeited by officers) under the Plan.  As of December 31, 2010, there were 267,542 shares of common stock reserved for issuance under the Plan.

On June 28, 2006, the company’s stockholders voted to approve an amendment to its 2003 Stock Option, Deferred Stock and Restricted Stock Plan to increase the number of shares of common stock reserved and available for issuance under the Plan from 360,000 to 2,000,000.  On June 25, 2008 the number of shares reserved and available for issuance was increased to 6,000,000.

Through December 31, 2002, GPN had granted pre-merger stock options to certain employees and consultants which are exercisable over various periods through March 2010. Until their expiration in March 2010, these stock options were held by the Company outside of this Plan.

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

During the year ended December 31, 2010, options to purchase a total of 802,500 shares of common stock were vested, comprised of 755,000 options held by officers and directors, 30,000 held by employees and 17,500 held by consultants.  The Company charged to operations the amount of $157,381 for the fair value of the options that vested during the year ended December 31, 2010.

The following table summarizes the changes in options outstanding and the related prices for the shares of the company's common stock issued to employees of the company under a non-qualified employee stock option plan December 31, 2010.  The effect of the 1-for-10 reverse-split has been presented in the accompanying tables and related disclosures.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10-0.49	1,222,500	8.31	$0.10-0.49	1,206,250	8.36
$0.50-1.00	41,735	5.04	$0.50-1.00	41,735	5.04
$1.01-2.00	957,000	6.18	$1.01-2.00	957,000	6.18
$2.01-2.99	316,292	0.68	$2.01-2.99	316,292	0.68

	2,537,527	6.50		2,521,277	6.52

Options not vested are not exercisable. Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,812,403	$1.78
Granted	65,000	0.27
Exercised	-	-
Expired/Forfeit	(339,876)	6.93
Outstanding at December 31, 2010	2,537,527	$1.05

Non-vested at December 31, 2010	16,250	$0.27
Exercisable December 31, 2010	2,521,277	$1.06

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.07 as of December 31, 2010, and the exercise price multiplied by the number of options outstanding.  As of December 31, 2010, total unrecognized stock-based compensation expense related to stock options was $3,606.  The total fair value of options vested during the three months and year ended December 31, 2010 was $1,803 and $157,281, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the year end December 31, 2010 and 2009 using the Black-Scholes option-pricing model:

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

In January 2008, the Company issued warrants to purchase 750,000 shares of common stock pursuant to a financing agreement. These warrants were valued at $226,754. In August 2008, the Company and YA Global agreed to amend the warrants to adjust the exercise price to $2.00 and to reduce the shares to 750,000 pursuant to the terms of the warrant as a result of the Company’s 1 for 10 reverse stock split, thereby increasing the value of the warrants by $60,092.  The value of these warrants was taken as a discount to the convertible note.

In August 2008, the Company and YA Global agreed to issue to YA Global warrants to purchase an additional 750,000 shares of Common Stock on or before December 31, 2012 at an exercise price of $2.00, subject to adjustment.  Holders of the warrants are limited in their right to exercise the warrants if, upon giving effect to such exercise, it would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the common stock following such exercise, except within 60 days of the expiration date.  These warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  The value of these warrants, $286,846, was taken as a discount to the convertible note.

In August 2008, the Company issued warrants to purchase 1,075,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  The value of these warrants, $427,658, was taken as a discount to the convertible note.

In August 2008, the Company issued warrants to purchase 25,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  The value of these warrants, $9,946, was taken as a discount to the convertible note.

In August 2008, the Company issued warrants to purchase 1,400,000 shares of common stock pursuant to a financing agreement. The warrants have an exercise price, subject to adjustments, of $2.00 per share and are exercisable at any time on or after February 8, 2009 and prior to February 8, 2014.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.  To the extent not previously exercised, the warrants will automatically be exercised via cashless exercise on February 8, 2014.  Holders of the warrants are subject to limitations on their right to exercise the warrants, if after giving effect to the exercise, a holder and its affiliates would be deemed to beneficially own more than 4.99% of the Company’s then outstanding common stock.  The value of these warrants, $556,949, was taken as a discount to the convertible note.

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.10-0.30	4,000,000	2.69	$0.10-0.30	4,000,000	2.69
$1.25-2.20	96,875	1.26	$1.25-2.20	96,875	1.26
$2.30-5.60	1,816,229	0.94	$2.30-5.60	1,816,229	0.94
	5,913,104	2.13		5,913,104	2.13

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2009	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	5,927,435	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	(14,331)	2.40
Outstanding at June 30, 2010	5,913,104	$2.31
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2010	5,913,104	$1.16
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2010	5,913,104	$1.16

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Rent expense amounted to $62,386 for the year ended December 31, 2010, $47,580 for the year ended December 31, 2009, and $366,471 for the period from October 30, 2002 (inception) through December 31, 2010.

Future minimum payments (excluding taxes) under non-cancelable leases with terms in excess of one year as of December 31, 2010 were as follows:

2011	44,820
2012	45,948
2013	7,690
Total	$98,458

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

Vice President and Chief Scientific Officer
On October 13, 2010, IR BioSciences Holdings, Inc., through its wholly-owned subsidiary ImmuneRegen BioSciences, Inc., approved a new two year employment agreement with Hal N. Siegel as the Vice President and Chief Scientific Officer of the Company.  Mr. Siegel, who is also a member of the Company’s Board of Directors, also entered into a change of control agreement with the Company.  The Effective date of these agreements is October 24, 2010 (the “Effective Date”).  The Company and Mr. Siegel have agreed to accrue his salary until sufficient capital is raised.

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

Consulting Agreements

The Company has consulting agreements with outside contractors to provide financial and scientific advisory services. The Agreements are generally for a term of 12 months from inception.

Minimum Royalties

The agreement with University of Pittsburgh requires the Company to make minimum annual royalty payments of $5,000 through 2011, $10,000 for 2012 and 2013 and $15,000 thereafter.  The royalty payment for 2011 was due on April 17th, 2011 and is currently past due.  The Company is discussing payment arrangements with the University.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  The Company is delinquent with several vendors and anticipates the possibility of future legal action in regards to collection efforts.

The Company is currently in the process of resolving a dispute over payment to a consultant of approximately $20,000.  The consulting company has engaged the American Arbitration Association to  resolve the dispute through commercial arbitration.  Other than this, the Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2010.

NOTE 10 - INCOME TAXES

The Company has adopted Accounting Standard Codification (“ASC”) 740 – Income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,650,000 and $7,500,000 at December 31, 2010 and 2009 respectively, was subject to a 100% valuation allowance at December 31, 2010 and 2009, respectively. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance increased by $150,000  and $1,790,000 in 2010 and 2009, respectively.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $22,500,000 for federal income tax purposes expiring in 2011 through 2030.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2010 and 2009 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

NOTE 11 - SUBSEQUENT EVENTS

Issuance of Series A Promissory Notes

In January and February 2011, the Company sold three Series A 6% Senior Convertible Promissory Notes in the aggregate principal amount of $75,000 to two accredited investors.  The notes mature six months from the date of issuance, have an interest rate of 6% per year, and are convertible into common stock upon a change of control.  Attached to the notes are warrants to purchase additional shares of common stock, upon a change-of-control, at a price of $0.35 per share, subject to adjustment.  As of the date of  this writing, the terms of the notes are subject to ratification by the Board of Directors.

Default on Series A Promissory Notes

The Company has defaulted on payments due at maturity in February and March 2011 on the Series A Promissory Notes with an aggregate principal amount of $150,000 and accrued interest of $6,387 as of December 31, 2010.

Delinquency of YA Global monthly Installment Payments

Installment Payments for debt reduction to YA Global of $42,000 each are outstanding for  October 1, 2010 November 1, 2010, December 1, 2010, January 1, 2011, February 1, 2011, March 1, 2011, April 1, 2011 and May 1, 2011 respectively.  We are in discussions with YA Global on a proposal to remedy these delinquencies along with $36,802 still payable from September 1, 2010.

Notification Of Disposition of Collateral

The Company received a “Notification of Disposition of Collateral” letter dated April 5, 2011 from Riemer &Braunstein LLP, counsel to YA Global, at its offices on April 8, 2011. In connection with the Financing Agreements between the Company and YA Global, YA Global is the holder of security interests in certain assets of the Company and its subsidiaries.  The letter serves as notice that due to continuing Events of Default, YA Global intends to sell certain of the Company’s assets, including goods, equipment, fixtures, inventory, contract rights, general intangibles, patents and patent applications, documents, instruments, chattel paper, accounts and other receivables and rights to payment, licenses and franchises, and equity interests and securities, in which YA Global has been granted a security interest by the Company. YA Global intends to sell the collateral to the highest qualified bidder(s) in public on June 7, 2011.

Issuance of Preferred Shares for Dividend Payment

In January 2011, per the terms of the Securities Exchange  Agreement with Brencourt Advisors, L.P. dated July 30, 2010, the Company issued 77 shares of Series A Preferred Stock as  payment of quarterly dividends due on January 1, 2011.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In April 2011, per the terms of the Securities Exchange  Agreement with Brencourt Advisors, L.P. dated July 30, 2010, the Company issued 78 shares of Series A Preferred Stock as  payment of quarterly dividends due on April 1, 2011.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Retention of Investment Advisor

In January the Company retained Galileo Asset Management, a Swiss corporation, to perform investment advisory services on an exclusive basis.  The agreement has a term of six months, can be renewed by mutual consent and compensates the advisor in the event of a funding, investment or merger with a party that was introduced to the Company by Galileo. Compensation consists of a combination of cash commissions up to 10% of the transaction size and warrants equal to 10% of the equity financing, if any.  As of the date of this writing, the agreement is subject to ratification by the Board of Directors.

Shares Issued to Consultants

On March 24, 2011, the Company agreed to issue 150,000 shares of common stock each to two consultants for services rendered January 1, 2011 to March 10, 2011.  The securities are to be issued from the Company’s 2003 Stock Option, Deferred Stock, Restricted Stock and Bonus Stock Plan and each issuance of 150,000 shares has a fair market value of $9,000 as of March 23, 2011.  These shares have not been issued as of the date of this report.